Form 10-K
period 2021-12-31
Charlotte's Web Holdings, Inc.
filed 2022-03-24
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 12/31/2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 000-56364

Charlotte's Web Holdings, Inc.
(Exact name of registrant as specified in its charter)

British Columbia	98-1508633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1801 California Street
Suite 4800
Denver, CO 80202
(Address of principal executive offices and zip code)
(720) 617-7303
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:
Common stock, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
State the aggregate market value of the voting and no-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
On June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock, no par value held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was approximately $499.6 million.

The registrant had outstanding 145,110,106 shares of common stock as of March 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K") contains statements that are, or may be considered to be, “forward-looking statements.” Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions. All statements other than statements of historical fact included in this Form 10-K regarding the prospects of Charlotte’s Web Holdings, Inc., (“Charlotte’s Web”, the “Company” or “we”) the industry or its prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that the Company makes with the SEC or press releases or oral statements made by or with the approval of one of the Company’s authorized executive officers. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. The Company cautions readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates and intentions expressed in such forward-looking statements. Risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include, but are not limited to the risks described in Item 1A—"Risk Factors" of this Form 10-K.

Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Form 10-K, which reflect management’s opinions only as of the date hereof. Except as required by law, the Company undertakes no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures the Company makes in its reports to the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-K.

Risks Factors Summary

Set forth below is summary of some of the principal risks the Company faces:

Risks Relating to the Regulatory Environment

•The regulatory environment surrounding Hemp is uncertain, varies among jurisdictions, and is subject to change.
•The future of Hemp regulation at the Federal level is unclear.
•The Company’s products are subject to numerous and diverse regulatory requirements which may restrict the Company’s ability to sell its product, and regulatory compliance costs may affect the Company’s business and financial results.
•Compliance with changes in legal, regulatory and industry standards may adversely affect the Company’s business.
•The Company is subject to regulations that could impact its ability to sell its product internationally.

•Entry into international markets diverts management attention and requires financial resources that could be spent elsewhere and poses increased costs due to numerous banking, compliance, financial, legal, market, and reputational issues.
•The designation of cannabinoids as a New Dietary Ingredient (NDI) or as an impermissible adulterant are uncertain.
•The FDA Interpretation of IND Preclusion could be disruptive to the Company’s ability to sell its products.
•FDA enforcement against the unlawful sale and marketing of CBD products under the FD&C Act could target the Company and adversely impact the Company’s business and financial position.
•The FTC may take enforcement actions against companies selling CBD products, including the Company.
•The DEA Interpretation of the 2018 Farm Bill could cause the DEA to take enforcement action against the Company’s intermediate Hemp products.
•Any inability to obtain required regulatory approval and permits could limit the Company’s ability to conduct its business.
•The Company is subject to environmental, health and safety laws, compliance with such laws may be costly, and any failure to comply with such laws could negatively impact the Company’s results of operations or financial position.
•Regulatory uncertainty with respect to anti-money laundering laws and regulations impact on the CBD and marijuana-related businesses, if revised or resolved unfavorably to the Company’s interests, may have an adverse effect on the Company’s business.
•We could be adversely affected by violations of the Corruption of Foreign Public Officials Act (Canada), the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws.
•As a marijuana/Cannabis related business, the Company may have difficulty accessing banking services due to the illegality of marijuana under federal law.
•The Company may have difficulty accessing public and private capital and banking services, which could negatively impact its ability to finance its operations.
•The Company could be liable for fraudulent or illegal activity by its employees, contractors and consultants resulting in significant financial losses to claims against the Company.
•The Company faces security risks related to its physical facilities.

Risks Relating to the Company’s Business and Industry

•The consequences of COVID-19 and the governmental response to contain the pandemic could negatively impact the Company’s business and results of operations, financial condition, and share price.
•The Company depends on the success of the Company’s products, and the Company’s products may not achieve market acceptance.
•There is no assurance that the Company’s cash flows, and debt or other financing will be sufficient to fund the Company’s operations for the next twelve months or thereafter.
•The Company’s products have a limited shelf life and product inventory may reach its expiration prior to sale.
•The Company’s quality control systems may not prove successful.
•Reliance on the Stanley Brothers brand could have negative consequences.
•The Company depends on various third parties for the supply, manufacture, and testing of the Company’s products. No assurance can be given that these relationships will continue on favorable terms, or at all.
•The Company’s manufacturers and suppliers must meet cGMP requirements and failure on their part to do so could have adverse consequences for the Company.
•The Company’s manufacturers and suppliers must remain in compliance with the Hemp production and manufacturing laws of the states in which they operate.
•If product liability claims are brought against the Company, it could incur substantial liabilities.
•The Company's operations and industry may be subject to reputational risk.
•The Company is dependent upon agricultural production of hemp for the Company's operations, which are subject to seasonal and weather-related risks.
•There may be adverse consequences to the Company's end users should they test positive for trace amounts of THC attributed to use of the Company's products.

•The Company may be unable to obtain adequate crop insurance.
•The Company may be unable to obtain or maintain high quality farmland sufficient for its hemp cultivation needs.
•Climate change could exacerbate certain of the risks inherent in the Company’s agricultural operations.
•Hemp is subject to specific agricultural risks, which could negatively impact the Company’s cultivation efforts.
•The Company relies on third-parties for the transportation of its hemp and hemp derived products, any delay or failure by these third-parties to meet the Company’s transport needs could impact the Company’s operations and financial performance.
•The Company faces intense competition in a new and growing industry.
•The business interests of the Stanley Brothers may conflict with that of the Company.
•Changing consumer preferences could impact the Company’s ability to attract and retain customers.
•The Company’s customers may not adequately support its products or its relationships with such retailers may deteriorate.
•The Company depends on the popularity and acceptance of its brand portfolio.
•Supply chain issues, including significant price fluctuations or shortages of materials, and distribution challenges may increase the Company’s cost of goods sold and cause its results of operations and financial condition to suffer.
•The Company may not be able to successfully implement its growth strategy on a timely basis or at all.
•The market for the Company’s products and industry is difficult to forecast due to limited and unreliable market data.
•The Company depends on key personnel and its ability to attract and retain employees.
•From time to time, the Company may rely on debt financing for some of its business activities and there can be no assurance the Company will be able to continue to access such credit, or that it will be able to comply with the terms of such credit.
•The Company may have difficulty obtaining insurance to cover its operational risks.
•The Company may be subject to growth-related risks, including capacity constraints and pressure on its internal systems and controls.
•The Company may acquire other companies which could divert management’s attention, result in additional dilution to the Company’s Shareholders and otherwise disrupt the Company’s and harm its operating results.
•The Company’s intellectual property may be difficult to protect.
•The Company is involved in litigation, including class action litigation matters, and there may be additional litigation in the future in which it will be involved.
•Trade secrets may be difficult to protect.
•The Company’s status as a public benefit company and a Certified B Corp may not result in the benefits that the Company anticipates.
•As a public benefit company, the Company has a duty to balance a variety of interests that may result in actions that do not maximize Shareholder value.
•As a benefit company, the Company may be subject to increased legal proceedings concerning its duty to balance Shareholder and public benefit interests, the occurrence of which may have an adverse impact on the Company’s financial condition and results of operations.
•The Company contracts with certain third parties for portions of its operations; should a third party be subject to insolvency or otherwise be unable or unwilling to perform their obligations to the Company, it could negatively impact the Company's operations.

Risks Relating to the Company’s Securities

•The Company has a history of losses and may continue to incur losses in the future.
•The Company anticipates requiring substantial additional financing to operate its business and it may face difficulties acquiring additional financing on terms acceptable to the Company or at all.
•The Company has discretion in the use of proceeds from its securities issuances.
•There is a limited market for the Company’s Common Shares and warrants.

•The market price of the Company’s Common Shares and other listed securities may be volatile.
•The Company does not intend to pay dividends on its Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of the Company’s Common Shares.
•The Company is a holding company and its earnings depend on the earnings and distributions of its subsidiaries.
•Future sales of Common Shares by Shareholders, directors or officers could create volatility in the Company’s share price.
•A small number of Shareholders may exercise significant influence on matters submitted to Shareholders for approval.
•The Company may issue an unlimited number of Shares, and additional issuances could dilute a Shareholder’s holdings.
•Purchasers of the Company’s Common Shares may experience immediate and substantial dilution of their investment.
•The elimination of monetary liability against the Company’s directors, officers, and employees under British Columbia law and the existence of indemnification rights for the Company’s obligations to its directors, officers, and employees may result in substantial expenditures by the Company and may discourage lawsuits against its directors, officers, and employees.
•There may be difficulty in enforcing judgments and effecting service of process on directors and officers that are not citizens of the United States.
•The Company’s Articles provide that the Supreme Court of British Columbia, Canada and the Court of Appeal of British Columbia, Canada shall, to the fullest extent permitted by law, be the sole and exclusive forum for derivative actions, actions relating to breaches of fiduciary duty, and other matters, creating a conflict with U.S. federal securities laws, which may limit the ability to obtain a favorable judicial forum for disputes with the Company.
•The Company is subject to U.S. and other income tax and is treated as a U.S. domestic company for U.S. federal income tax purposes.

General Risk Factors

•Investment in the Company’s Shares is speculative, involves risk, and there is no guarantee of a return.
•Product recalls and returns could adversely affect the Company’s operating results and financial condition.
•The Company has been subject to impairment of goodwill and intangible assets, which could adversely impact the Company’s financial results.
•Certain employees or directors of the Company may have interests that conflict with those of the Company.
•The future growth of the Company depends on the effectiveness and efficiency of its advertising and promotional expenditures to attract and retain customers.
•The use of customer information and other personal and confidential information creates compliance risks.
•The Company faces risks related to its information technology systems and potential cyber-attacks and security and privacy breaches.
•Demand for the Company’s products and services are influenced by general economic and consumer trends beyond the Company’s control.
•The costs of being a public company are high and may strain the Company’s resources.
•The Company’s internal controls over financial reporting may not be effective, and the Company’s independent auditors may not be able to certify as to their effectiveness, which could have a material and adverse effect on the Company’s business.
•The Company may have to amend prior financial reporting.
•If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about the Company, its business or its market, its share price and trading volume could decline.
•Changes in tax laws could require the Company to pay additional tax amounts, decreasing the amount of capital available to the Company.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2021

PART I

Item 1. Business

General

Charlotte’s Web Holdings, Inc., (“Charlotte’s Web”, the “Company” or “we”), a benefit company under the Business Corporations Act (British Columbia) ("BCBCA"), S.B.C. 2002, c. 57, as amended, including the regulations promulgated thereunder, and a Certified B Corp headquartered in Denver, Colorado, was incorporated under the BCBCA on May 18, 2018 under the name Stanley Brothers Holdings Inc. On July 12, 2018, the Company changed its name to Charlotte’s Web Holdings, Inc. On August 29, 2018, the Company filed articles of amendment to amend its share capital in connection with its initial public offering to authorize the issuance of common shares ("Common Shares"), preferred shares and proportionate voting shares ("Proportionate Voting Shares") of the Company. On November 3, 2021, all outstanding Proportionate Voting Shares of the Company were converted by way of mandatory conversion in accordance with the Company’s Articles and at the discretion of the Company, into Common Shares. Pursuant to the Company’s Articles, the Company is no longer authorized to issue additional Proportionate Voting Shares. The Company’s Common Shares are listed on the Toronto Stock Exchange ("TSX") under the symbol, “CWEB.” The Company’s Common Shares are also quoted on the over-the-counter stock market, the OTCQX, in the United States under the symbol, “CWBHF."

The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte’s Web™, CBD Medic™, CBD Clinic™, and Harmony Hemp™. Charlotte’s Web branded premium quality products start with proprietary hemp genetics that are 100% North American farm grown and manufactured into hemp extracts containing naturally occurring phytocannabinoids including cannabidiol ("CBD"), cannabichromene ("CBC"), cannabigerol ("CBG"), cannabinol ("CBN"), terpenes, flavonoids and other beneficial hemp compounds. The Company moved into its new current good manufacturing practices ("cGMP") facility in Louisville, Colorado, (the "LOFT"), during the second quarter of 2020 at which the Company conducts its production, distribution, and quality control activities, and has expanded its research and development ("R&D"). Charlotte’s Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies (sleep, stress, immunity, exercise recovery), capsules, CBD topical creams and lotions, as well as products for pets. Charlotte’s Web products are distributed to more than 15,000 retail outlets and 8,000 health care practitioners, and online through the Company’s website at www.CharlottesWeb.com. The information provided on the Charlotte’s Web website is not part of this report or any other report we file with or furnish to the SEC.

The business of the Company consists of the farming, manufacturing, sales, and marketing of products of hemp-derived CBD wellness products. As of December 31, 2021, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, as its executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.

Hemp extracts are produced from the plant Cannabis sativa L. ("Cannabis") and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol ("THC") concentration of not more than 0.3% on a dry weight basis ("Hemp"). The Company is engaged in research involving a broad variety of compounds derived from Hemp. Where such research indicates that a product with a greater than 0.3% THC level may have a potential therapeutic use, the Company may consider pursuing development of that use in jurisdictions where it is legal to do so in accordance with applicable regulations and if consistent with the Company’s founding principles.

The Company does not currently produce or sell medicinal or recreational marijuana or products derived from high-THC Cannabis plants. On March 2, 2021, Charlotte’s Web executed an Option Purchase Agreement (the “SBH Purchase Option”) pursuant to which the Company has the option to acquire Stanley Brothers USA Holdings, Inc. (“Stanley Brothers USA”), a Cannabis wellness incubator. Until the SBH Purchase Option is exercised, both Charlotte’s Web and Stanley Brothers USA will continue to operate as standalone entities in the US. Outside of the

US, the companies are able to explore opportunities where Cannabis is federally permissible. At this time, however, the Company does not have any plans to expand into high-THC products in the near future.

The Company holds the number one market share position across major retail channels including total US food/drug/mass retail, total US natural specialty retail, and e-commerce, based on market share data from leading third-party analysts such as Nielsen Company (US), LLC (“Nielsen”), SPINS, LLC (“Spins”) and Brightfield Group (“Brightfield”), respectively.

The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources high quality hemp through contract farming operations in Kentucky and Oregon.

The Company continues to invest in R&D efforts to identify new product opportunities. Management is working to expand the Company’s production capacity, sales and marketing infrastructure, and to find opportunities for continuous improvement in the supply chain and proactively define the competitive landscape. The Company is working to capitalize on the rapidly emerging botanical wellness products industry by driving customer acquisition and retention, as well as accelerating national and international retail expansion. In addition, the Company may consider expanding its product line beyond Hemp-based products should the science and the Company’s founding principles support such expansion.

In furtherance of the Company’s R&D efforts, the Company established CW Labs, an internal division for R&D, to substantially expand the Company’s efforts around the science of hemp derived compounds. CW Labs aims to support the Company’s product portfolio with studies and science-based innovation. CW Labs is currently engaged in double-blind, placebo-controlled human clinical trials addressing hemp-based solutions for several need states. CW Labs is located in Louisville, Colorado at the Company’s production and distribution facility and the Hauptmann Woodward Research Institute on the campus of the University at Buffalo’s Jacobs School of Medicine and The Center for Integrated Global Biomedical Sciences through which it fosters collaborations throughout the State University of New York network of 64 national and international research and medical institutions. In November 2019, the Company announced a collaboration between CW Labs and the University at Buffalo’s Center for Integrated Global Biomedical Sciences to advance hemp cannabinoid science through a research program that provides a better understanding of the potential therapeutic uses of cannabinoids.

Public Benefit Company Status

In August 2019, at the annual general and special meeting of the holders (the "Shareholders") of the Company's voting shares, the Company’s Shareholders approved an amendment to the Company’s Notice of Articles and Articles to allow the Company to become a benefit company under the BCBCA, as a demonstration of its long-term commitment to conducting its business in a responsible and sustainable manner and promoting one or more public benefits. The Company became a benefit company under the BCBCA on July 24, 2020.

Benefit companies are a relatively new class of corporations in British Columbia that are formally and legally empowered to conduct their business in a responsible and sustainable manner and promote one or more public benefits. Under British Columbia law, benefit companies are required to identify in their Articles the public benefit or benefits they will promote. Their directors have a duty to act honestly and in good faith with a view to conducting business in a responsible and sustainable manner and to promote the company’s public benefits and must balance this duty with their general fiduciary duties under section 142(1)(a) of the BCBCA to act honestly and in good faith with a view to the best interests of the company. As a benefit company, the Company must balance a variety of interests that may result in actions that do not maximize shareholder value as the board of directors of the Company (the "Board" or the "Board of Directors") must balance the interests of shareholders and stakeholders in working to achieve the Company’s public benefits. See “Risk Factors – As a public benefit company, the Company has a duty to balance a variety of interests that may result in actions that do not maximize Shareholder value.”

In practice, the Board of Directors of the Company takes an expanded view of decision making to balance their fiduciary duties and their duty to act honestly and in good faith with a view to conducting business in a responsible and sustainable manner and to promote the Company’s public benefits, including weighing potential conflicts of interest and ultimately making decisions that the Board believes most appropriately address all of the Board’s duties. British Columbia courts have generally been deferential to the business decisions of directors, as directors are in the best position to take into account the diverse interests of a company and its stakeholders (including what weight to give to shareholder interests), as long as the business decision lies within the range of reasonable alternatives. However, as a new type of corporate entity, there is uncertainty as to how British Columbia courts would view the balancing of these interests and the weighing of shareholder and stakeholder concerns. See “Risk Factors - As a benefit company, the Company may be subject to increased legal proceedings concerning its duty to balance Shareholder and public benefit interests, the occurrence of which may have an adverse impact on the Company’s financial condition and results of operations.”

Benefit companies also are required under the BCBCA to publish on their websites and provide to their shareholders an annual benefit report that assesses, against a selected third-party standard, their performance, in carrying out the commitments set out in the benefit company’s benefit provisions. The Company’s annual benefit report discloses, in relation to the most recently completed fiscal year, (a) a fair and accurate description of the ways it demonstrated commitment to conducting its business in a responsible and sustainable manner, and to promoting the public benefits specified in its Articles; (b) a record of assessment based on a third-party standard; and (c) the circumstances, if any, that hindered the Company’s endeavors to carry out the commitments set out in the Company’s benefit provision. For so long as the Company is a benefit company under the BCBCA, the Company will include an annual benefit report as part of its annual proxy materials sent to its Shareholders and post the report to its website.

For the Company’s benefit report relating to the year ended December 31, 2020, the Company selected B Lab as the third-party standard against which to measure its performance. B Lab conducted a B Impact Assessment of the Company. The B Impact Assessment is an assessment of a company’s governance and its impact on its workers, customers, community, and environment. The B Impact Assessment of the Company is posted on the B Lab website and was included in the Company’s inaugural benefit report in respect of the year ended December 31, 2020.

The Company’s public benefit, as provided in its Articles, is “to pioneer the way to healthier lives, stronger communities, and a more bountiful planet by making it easier for everyone to access the natural restorative power of plants.” Accordingly, this social focus includes contributing to non-profit organizations and charities, which are made on an ad hoc basis, concentrating first on those entities that have historically supported the business through education of existing and potential customers. The Company also supports non-profits that it believes can utilize the wellness aspects of its products (i.e., military veterans, adaptive athletes, educational organizations, etc.). By doing so, the Company believes that socially oriented actions will ultimately have a positive impact on the Company, its employees, and its Shareholders.

In addition to being a benefit company, the Company is a “Certified B Corp”, as certified by B Lab, the US non-profit organization which administers this certification . Certified B Corps (also referred to as B Corps) are for-profit companies that use the power of business to build a more inclusive and sustainable economy. Certified B Corps are required to consider the impact of their decisions on all stakeholders: customers, workers, communities, and the environment. These requirements are aligned with the Company’s socially conscious founding principles, and formalizes its commitment to environmental, social, and governance issues for stakeholders. The Company’s status as a Certified B Corp is distinct from and has no impact on its status as a benefit company under the BCBCA. Though the Company has chosen to use B Lab’s criteria for its required annual impact assessment under the BCBCA, the Company is not required to do so and could select another criteria if it desired.

History and Development of the Company

The seven Stanley brothers (the "Stanley Brothers") founded CWB Holdings, Inc. (predecessor to Charlotte's Web, Inc. ("CW"), a subsidiary of the Company) on December 8, 2013. CWB Holdings, Inc. was initially formed under the Colorado Business Corporation Act ("CBCA") under the name Stanley Brothers Social Enterprises, LLC, and on June 19, 2015, changed its name to CWB Holdings, LLC. On December 30, 2015, it converted from a limited liability company to a corporation pursuant to Colorado law and changed its name to CWB Holdings, Inc. On

August 30, 2018, CWB Holdings, Inc. merged into Stanley Brothers, Inc. and the resulting entity, a wholly-owned subsidiary of Charlotte’s Web Holdings, Inc., changed its name to Charlotte’s Web, Inc.

On August 30, 2018, the Company announced the closing of its initial public offering and secondary offering of its Common Shares at a price of C$7.00 per Common Share for total gross proceeds of C$115,115,000. Charlotte’s Web sold 13,312,150 Common Shares under the initial public offering ("IPO"), for total gross proceeds to the Company of C$93,185,050, while certain selling shareholders under the IPO sold an aggregate of 3,132,850 Common Shares, for total gross proceeds to the selling shareholders of C$21,929,950. Under the IPO, the Common Shares were offered for sale by Canaccord Genuity Corp., as lead underwriter, together with GMP Securities L.P., PI Financial Corporation, and Cormark Securities Inc. (collectively, the “IPO Underwriters”) pursuant to an underwriting agreement (the “IPO Underwriting Agreement”) dated August 23, 2018 entered into among the IPO Underwriters, Charlotte’s Web Holdings, Inc., CWB Holdings, Inc. and the following individuals and entities: Aiko Trust, CK&J Irrevocable Trust, Master and A Hound Irrevocable Trust, Paulina Irrevocable Trust, Tristan 2 Arlo Irrevocable Trust, Blue Water Irrevocable Trust, J. Austin Stanley, Arvesa Corp., Kristi Fontenot, Little Sis Trust, Lynn Kehler, Proverbs 31 Woman Irrevocable Trust, M, C and C Special Needs Trust, Graham Carlson and Old Faithful Trust (collectively, the “IPO Selling Shareholders”). Pursuant to the terms of the IPO Underwriting Agreement, in consideration for their services in connection with the IPO, Charlotte’s Web Holdings, Inc. and the IPO Selling Shareholders paid the IPO Underwriters a fee equal to 6.0% of the aggregate gross proceeds of the IPO (C$0.42 per Common Share), for an aggregate cash commission of C$6,006,000 and broker warrants exercisable for two years from the closing date to purchase Common Shares equal to 3.0% of the number of Common Shares sold under the IPO at an exercise price equal to C$7.00. Under the terms of the IPO Underwriting Agreement, the Company indemnified the IPO Underwriters for certain customary matters in connection with the IPO. On August 30, 2018, the Common Shares commenced trading on the Canadian Stock Exchange ("CSE") under the symbol “CWEB.”

Between 2016 and 2017, the Stanley Brothers made the decision to expand cultivation activities into Kentucky and Oregon to diversify CWB Holdings, Inc.’s Hemp farming operations for the purpose of (i) hedging production against weather-related events, and (ii) accessing services of experienced hemp farming operations with a view to maintain access to an additional supply of Hemp.

In June 2020, the Company acquired all of the issued and outstanding shares of Abacus Products, Inc. ("Abacus") (formerly known as Abacus Health Products, Inc.) pursuant to the terms of an arrangement agreement (the "Arrangement Agreement").

Abacus Health Products, Inc. ("Abacus U.S.") was formed in September 2014 as a subsidiary of Aidance Scientific, Inc. ("Aidance"), a developer and manufacturer of topical dermatology products founded in 2004. Leveraging the resources and know-how of Aidance under licensing rights and manufacturing and services agreements, Abacus U.S. pursued in 2015 the development of a line of topical pain relief medications. The commercialization of products under the CBD CLINIC™ line started in the third quarter of 2016 to healthcare practitioners throughout the United States that specialize in pain management, particularly in the chiropractic industry. By January 2017, Abacus U.S. was selling CBD CLINIC™ products directly to approximately 100 practitioners. During the year, Abacus U.S. also began selling its CBD CLINIC™ products through national distributors that sell to practitioners, mainly chiropractors and massage therapists. By December 2018, an estimated 10,000 practitioners had become customers and resellers of CBD CLINIC™ products.

In 2017, Abacus U.S. introduced three analgesic massage oils under the CBD CLINIC™ line and, later in 2017, Abacus U.S. developed a pain stick that allowed the user to apply the medication without needing to touch the ointment with one’s hands. Sales for the pain stick grew quickly following its launch in the fourth quarter of 2017.

Also in 2017, Abacus U.S. began developing its CBDMEDIC™ line of products, to be sold to retailers and directly to consumers. Abacus U.S. launched the commercialization of these products in the third quarter of 2018. Abacus U.S. then began selling its CBDMEDIC™ products to retail pharmacy chains and directly through its e-commerce platform.

On December 21, 2018, Abacus, Abacus U.S. and World Wide Subco Inc. (“MergerSub”), a wholly owned subsidiary of Abacus, entered into an agreement and plan of merger pursuant to which Abacus U.S. and MergerSub agreed that MergerSub would merge with and into Abacus U.S. under the Delaware General Corporation Law, with Abacus U.S. being the surviving corporation. As a result of the merger, upon closing on January 29, 2019, the securityholders of Abacus U.S. became securityholders of Abacus and Abacus U.S., as the surviving corporation under the merger, became the operating subsidiary of Abacus.

Financial year ended December 31, 2019

On January 3, 2019, the Company announced that a Chief Executive Officer transition was planned in 2019 to support the Company’s continued evolution. The Company announced that the Board began the search process to find a successor Chief Executive Officer, and that the Company’s current Chief Executive Officer, Hesaam Moallem, would continue in the role until his successor has been appointed. Hesaam Moallem resigned as a director to support the transition.

Effective January 15, 2019, Eugenio Mendez joined the Company in the newly formed role of Chief Growth Officer. Effective January 28, 2019, Stephen Lermer joined the Company in the newly formed role of Chief Operating Officer.

On January 15, 2019, the Company reported its 2018 harvested hemp results, announcing a 10 times growth in harvested hemp as compared to its 2017 grow season. In addition, the Company announced that it had received certification from the U.S. Hemp Authority™, which requires meeting or exceeding stringent self-regulatory standards for cGMP and passing an annual third-party audit.

On April 9, 2019, the Company filed a (final) short form base shelf prospectus with the securities regulatory authorities in each of the Provinces of Canada, except Quebec, which would allow the Company to qualify the distribution by way of prospectus in Canada of up to C$500,000,000 of Common Shares, preferred shares, warrants, subscription receipts, units, or any combination thereof, during the 25-month period that the base shelf prospectus is effective. The specific terms of any offering under the base shelf prospectus would be established in a prospectus supplement, which will be filed with the applicable Canadian securities regulatory authorities in connection with any such offering. On April 10, 2019, the Company received a receipt for the (final) short form base shelf prospectus from the Ontario Securities Commission on behalf of all applicable regulatory authorities.

Adrienne “Deanie” Elsner joined the Company as President and Chief Executive Officer effective May 15, 2019. Ms. Elsner was also appointed to the Board effective May 15, 2019.

On May 7, 2019, the Company announced an expansion of its canine-focused pet products, launching 12 new SKUs comprised of hemp-extract infused chews, flavored and unflavored oils and a topical balm.

On May 8, 2019, the Company announced that it had surpassed 6,000 retail locations across the United States and that it was shipping to four national brand grocery and drugstore retailers.

On May 15, 2019, the Company closed an underwritten public offering of 7,000,000 Common Shares of the Company sold by certain Shareholders of the Company at a price of C$20.00 per Common Share for total gross proceeds of C$140,000,000. The offering was conducted pursuant to the terms of an amended and restated underwriting agreement among the Company, a syndicate of underwriters led by Canaccord Genuity Corp. and including Cormark Securities Inc., Eight Capital and PI Financial Corp., and the selling Shareholders dated May 13, 2019. The Company did not receive any proceeds from the sale of Common Shares by the selling Shareholders under the offering. In connection with this offering, the Company filed a prospectus supplement dated May 13, 2019 to the final base shelf prospectus of the Company dated April 8, 2019. On May 24, 2019, the underwriters exercised their over-allotment option in full to purchase an additional 1,050,000 Common Shares from the selling

Shareholders at a price of C$20.00 for aggregate gross proceeds to the selling Shareholders under the exercise of the over-allotment of C$21,000,000.

On May 30, 2019, the Company’s Common Shares were voluntarily delisted from the CSE and as of market open on May 31, 2019, the Common Shares commenced trading on the TSX under the symbol “CWEB.”

On June 3, 2019, the Company announced a new product line of hemp extract-infused CBD gummies, made with whole plant extract and featuring synergistic functional ingredients to support specific health-related functions including everyday stress, sleep and recovery from exercise or active lifestyles.

The Company announced on June 19, 2019 that it had planted 862 acres for 2019, a 187% increase from 300 acres planted in 2018, to meeting growing demand.

On July 16, 2019, the Company announced that Tony True joined the Company as Chief Customer Officer, to lead sales strategy and forecasting, customer development and relationships, and retail execution.

On July 18, 2019, the Company announced that it had entered into a research initiative with Rodale Institute and Natural Care to pioneer regenerative organic hemp farming, with research to be conducted at Pocono Organics, a start-up regenerative organic farm in Long Pond, Pennsylvania.

The Company announced on July 29, 2019 that The Kroger Co., America’s largest grocery retailer, began carrying Charlotte’s Web products in multiple states, with a plan to roll out to a total of 1,350 store locations in 22 states (Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Montana, Nevada, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Washington, Wisconsin, and Wyoming). As of July 29, 2019, Charlotte’s Web was shipping to 5 mass retailers covering 22 states. Combined with specialty retailers, Charlotte’s Web retail distribution in the United States surpassed 8,000 locations.

On July 30, 2019, Charlotte’s Web announced the extension of its research initiative with the Centre for Discovery in New York State to further develop hemp genetics for optimal growing in the region. The project allowed for expansion within the Eastern Appalachian Region and determination of hemp varieties for growth in regional microclimates and local terrain.

On August 8, 2019, the Company announced expansion plans, including the lease of a newly constructed 136,610-square-foot industrial building located at 700 Tech Court in the Colorado Technology Center in Louisville, Colorado. The new cGMP facility (previously defined as the “LOFT”) would enable the Company to prepare for production, distribution, quality control and R&D expansion to meet increasing demand from the consumer and national retailer channels. In addition, Charlotte’s Web announced a staged build-out of the facility during the third quarter of 2019 and continuing over a two-year period, to allow for production and distribution capacities to align with product demand growth.

On August 15, 2019, Richard Mohr resigned as Chief Financial Officer of the Company and was succeeded by Russell Hammer.

On August 21, 2019, the Company announced that its Shareholders approved an amendment to the Company’s Articles to convert to a benefit company under the BCBCA to reflect the Company’s commitment to using business as a force for good and a catalyst for innovation.

On August 27, 2019, Abacus announced that it entered into a spokesperson and licensing agreement (the “Gronkowski Agreement”) with Rob Gronkowski, a sports celebrity. The Gronkowski Agreement includes a commitment by Gronkowski to support Abacus’ existing products. Consideration for the Gronkowski Agreement and related agreements included payment of an upfront fee, potential future royalties, and an issuance of 302,835 subordinate voting shares of Abacus (the "Abacus Shares") and warrants to acquire 35,666 Abacus Shares at a price of $15.00 per share (converted to warrants to purchase Common Shares per the terms of the Arrangement Agreement), exercisable on or before August 29, 2024. Additional warrants are issuable on an annual basis during the term of the Gronkowski Agreement.

On September 24, 2019, the Company announced that The Vitamin Shoppe, Inc. (NYSE: VSI), an omnichannel specialty retailer of nutritional products, commenced selling the new line of Charlotte’s Web gummies in 738 stores across 45 states, expanding Charlotte’s Web’s product offerings carried by The Vitamin Shoppe to include oil tinctures, liquid capsules and gummies.

On October 9, 2019, Charlotte’s Web announced a relationship with Nielsen Holdings PLC (NYSE: NSLN), a market intelligence company, to provide greater visibility and insights into market-leading trends in the CBD market.

On October 25, 2019, Abacus announced an agreement with Gillette Stadium and Patriot Place (the “Gillette Stadium and Patriot Place Agreement”) to promote awareness of its CBDMEDIC™ brand. The three-tiered partnership includes elements of branding, activation and hospitality for the 2019 and 2020 seasons.

Jacques Tortoroli was appointed to the Board of Directors of the Company effective November 14, 2019 and was appointed to the Audit Committee and Compensation Committee.

On December 3, 2019, the Company closed an underwritten public offering of 5,000,000 units (“2019 Units”) at a price of C$13.25 per 2019 Unit for gross proceeds to the Company of C$66,250,000. Each 2019 Unit was comprised of one Common Share and one half of one Common Share purchase warrant (the “2019 Warrants”), exercisable for a period of two years following the closing date at an exercise price of C$16.50. The 2019 Warrants are listed on the TSX under the symbol “CWEB.WT.” The 2019 Warrants were issued pursuant to a Warrant Indenture between the Company and Odyssey Trust Company, as warrant agent, dated December 3, 2019. The offering was conducted pursuant to the terms of an amended and restated underwriting agreement among the Company, Canaccord Genuity Corp., Cormark Securities Inc., Eight Capital and PI Financial Corp. dated November 25,2019 (the “November Underwriting Agreement”). In connection with this offering, the Company filed a prospectus supplement dated November 27, 2019 to the final base shelf prospectus of the Company dated April 8, 2019. Pursuant to the terms of the November Underwriting Agreement, in consideration for their services in connection with the offering, the Company paid the underwriters a cash fee equal to 5.0% of the aggregate gross proceeds of the offering (C$0.66 per Common Share), for an aggregate cash commission of C$3,212,500.

During 2019, Abacus secured distribution of its products in several key retailers with CVS Pharmacy, Inc. being the first in February. Weis Markets, Inc., Pharmacare, Inc., Kinney Drugs, SuperValu, Inc., Topps Friendly Markets, Harmon Stores, Inc., Bed Bath & Beyond Inc., Giant Eagle, URM Stores, Inc., Road Runner Sports, Inc., Fruth Pharmacy, Inc., Hartig Drug Stores, Diebergs Markets, Inc., Valu Merchandisers Company, and Walgreen Company, d/b/a Walgreens were added throughout the year.

Financial year ended December 31, 2020

Eugenio Mendez resigned as Chief Growth Officer on January 1, 2020.

On January 30, 2020, the Company announced that Jared Stanley, Company Co-Founder and Vice President of Cultivation Operations, was promoted to Chief Cultivation Officer.

Stephen Lermer resigned as Chief Operating Officer of the Company on January 31, 2020.

On February 14, 2020, the Company announced the manufacturing facility in Boulder, CO obtained NSF International’s certification (“NSF certification”) as a dietary supplements manufacturer that follows all cGMPs as outlined by the U.S. Food and Drug Administration ("FDA") regulations in Title 21 of the Code of Federal

Regulation, Part 111 (21 CFR § 111). NSF certification verifies that the facility has the proper methods, equipment, facilities and controls in place to produce dietary supplement products in a cGMP compliant manner. The Company contracted with NSF, a third-party provider of auditing and certification services for the manufacturing of dietary supplements. While the Boulder manufacturing facility is an FDA registered facility and follows all regulations under 21 CFR § 111 relating to cGMPs in manufacturing, packaging, labeling, or holding operations for dietary supplements, the FDA has not inspected this facility. If inspected by the FDA, the FDA could find that the facility is not in compliance with cGMPs despite the NSF certification and the Company’s belief that the facility is in compliance.

On February 20, 2020, the Company announced that its edible pet supplements were approved to carry seals of approval from the National Animal Supplement Council, a non-profit group dedicated to protecting and enhancing the health of companion animals throughout the country, and the U.S. Hemp Authority™, an organization created for the purpose of helping create standardization and quality across the hemp industry. In addition, the Company announced that Charlotte’s Web pet products would also feature labels confirming Non-GMO, grain-free and USA grown hemp as part of the Company’s commitment to corporate responsibility, health and wellness, and sustainable farming practices.

On March 4, 2020, the Company announced the results of its 2019 hemp harvest as compared to its 2018 harvest. The Company advised of a 245% increase in total dried biomass to 2.34 million pounds, a 22% increase in CBD potency, and a 10% increase in yield per acre. The Company estimated that it harvested 36 thousand kilograms of CBD, with a 33% reduction per milligram of cost.

On March 13, 2020, the Company announced the establishment of CW Labs, an internal division for R&D, substantially expanding on the Company’s efforts around the science of hemp derived phytocannabinoids, terpenes and flavonoid compounds.

The Company announced on March 17, 2020 that an expert panel unanimously concluded that the Company’s full spectrum hemp extract is Generally Recognized as Safe (“GRAS”) for use in certain foods in accordance with stringent regulatory safety guidelines and safety data available using well accepted toxicological principles.

On March 23, 2020, the Company announced it had entered into the Arrangement Agreement with Abacus, pursuant to which the Company proposed to acquire all of the Abacus Shares. Under the terms of the Arrangement Agreement, shareholders of Abacus would receive 0.85 of a Common Share for each Abacus Share held (the “Exchange Ratio”). The Exchange Ratio implied a price per Abacus Share of C$4.39, representing a premium of 38% based on the 10-day volume weighted average price (“VWAP”) of the Abacus Shares on the CSE and the 10-day VWAP of the Common Shares on the TSX as of March 20, 2020, for implied total equity consideration of approximately C$99 million.

On March 23, 2020, the Company announced that it had entered into a new asset backed line of credit with J.P. Morgan for $10 million with an accordion feature to extend the line to $20 million with a three year maturity. In addition, the Company announced that it engaged J.P. Morgan for commercial banking services, including merchant processing services to support the Company’s global growth. As of December 31, 2021, the Company was not in compliance with certain debt covenants and as of March 9, 2022 the line of credit was on hold. As of December 31, 2021, there are no amounts drawn on the line of credit.

On March 30, 2020, David Panter joined the Company as Chief Operating Officer.

On May 20, 2020, the Company announced that it had been issued U.S. utility patent U.S. 10,653,085, its second U.S. patent for hemp genetics. The patent is for ‘CW1AS1’, a new hemp variety created by the Company’s co-founder Joel Stanley and Senior Director of Cultivation R&D, Bear Reel.

On June 9, 2020, the Company announced its sponsorship and participation in ValidCare’s scientific study to address some of the FDA’s prior public questions about the potential impacts of CBD on humans. ValidCare conducted a human trial to ascertain if daily use of full spectrum hemp-derived CBD or CBD isolate has any impact on the human liver. In its report to Congress dated March 5, 2020, the FDA requested additional science-based data from the CBD industry. The ValidCare study was intended to provide third-party scientific data to directly address some of the FDA-specific questions.

Effective as of June 11, 2020, the Company and Abacus completed an arrangement (the "Arrangement") pursuant to the Arrangement Agreement and the Company acquired all of the issued and outstanding Abacus Shares. Upon completion of the Arrangement, former shareholders of Abacus held approximately 14.41% of the Common Shares (assuming conversion of all outstanding Proportionate Voting Shares of the Company) and Abacus became a wholly-owned subsidiary of the Company. Under the terms of the Arrangement, each option and common share purchase warrant of Abacus was exchanged for an option and common share purchase warrant (the “Replacement Warrants”) of the Company, respectively, that entitle the holder to acquire Common Shares of the Company in lieu of Abacus Shares, subject to adjustment in number and exercise price to give effect to the Exchange Ratio. Certain of the Replacement Warrants were listed on the TSX under the symbol “CWEB.WS” and are governed by a Supplemental Warrant Indenture between the Company, Abacus and Odyssey Trust Company, as warrant agent, dated June 11, 2020.

Prior to the Arrangement, Abacus, through an indirect wholly-owned subsidiary, Abacus Wellness, Inc., acquired the principal assets of Benefits US, LLC, a Colorado limited liability company, and Harmony Products, LLC, a Utah limited liability company, which are the companies owning the Harmony Hemp™ brand. Pursuant to the terms of the asset purchase agreement, Abacus U.S., and therefore the Company, was obligated to pay the remaining purchase price payable for Harmony Hemp.

On June 18, 2020, the Company closed an underwritten public offering of 11,500,000 units (“2020 Units”) at a price of C$6.75 per 2020 Unit for gross proceeds to the Company of C$77,625,000. Each 2020 Unit was comprised of one Common Share and one half of one Common Share purchase warrant (the “2020 Warrants”), exercisable for a period of two years following the closing date at an exercise price of C$8.50. The 2020 Warrants are listed on the TSX under the symbol “CWEB.WR.”

The 2020 Warrants were issued pursuant to a warrant indenture between the Company and Odyssey Trust Company, as warrant agent, dated June 18, 2020. The offering was conducted pursuant to the terms of an underwriting agreement among the Company, Canaccord Genuity Corp., as lead underwriter, Cormark Securities Inc., Eight Capital and PI Financial Corp. dated June 16, 2020 (the “2020 Underwriting Agreement”). In connection with this offering, the Company filed a prospectus supplement dated June 16, 2020 to the final base shelf prospectus of the Company dated April 8, 2019. Pursuant to the terms of the 2020 Underwriting Agreement, in consideration for their services in connection with the offering, the Company paid the underwriters a cash fee equal to 5.0% of the aggregate gross proceeds of the offering (C$0.34 per Common Share), for an aggregate cash commission of C$3,881,250.

Ms. Jean Birch was appointed to the Board of Directors of the Company effective July 10, 2020 and was appointed to the Compensation Committee and Audit Committee.

On August 26, 2020, Abacus and Rob Gronkowski amended the Gronkowski Agreement to allow for a hiatus of the obligations of the parties under the Gronkowski Agreement, such obligations to be resumed in the future.

On August 28, 2020, the Company announced it had earned a designation as a Certified B Corp from B Labs, an independent nonprofit organization, that establishes standards of social and environmental performance, accountability and transparency. The certification will further expand the ways in which the Company can fulfill its mission of benefitting the planet and all who live upon it. Certified B Corporations (also referred to as Certified B Corps) are for- profit companies that use the power of business to build a more inclusive and sustainable economy.

Certified B Corps are required to consider the impact of their decisions on all stakeholders: customers, workers, communities, and the environment. These requirements are aligned with Charlotte’s Web’s socially conscious founding principles, and formalizes its commitment to environmental, social, and governance issues for stakeholders. In connection with the certification process, and as approved by the Shareholders of the Company at the August 2019 annual general and special meeting, the Company converted to a “benefit company” in accordance with the BCBCA effective July 24, 2020.

Mr. Shane Hoyne resigned as a member of the Board of Directors of the Company effective August 31, 2020.

On September 3, 2020, William West’s term as a director ended and Mr. West ceased to be a director of the Company. On September 3, 2020, John Held was appointed Board Chair, replacing Joel Stanley, who remained as a director.

Ms. Susan Vogt was appointed to the Board of Directors of the Company at the Company annual meeting of Shareholders on September 3, 2020 and was appointed to the Governance and Nominating Committee and the Audit Committee.

On November 19, 2020, the Company announced collaboration between its CW Labs science division and the University at Buffalo’s Center for Integrated Global Biomedical Sciences to advance hemp cannabinoid science through a research program that provides a better understanding of the therapeutic uses of cannabinoids.

On December 9, 2020, the Company announced that CW signed an exclusive distribution agreement in Israel with Israel-based InterCure Ltd., which owns one of Israel’s largest and most established medical Cannabis producers, Canndoc Ltd. (“Canndoc”). See “Business of the Company — International Expansion.”

Financial year ended December 31, 2021

On January 12, 2021, the Company announced that Charlotte’s Web has been granted U.S. Utility Patents for its hemp genetics by the U.S. Patent and Trademark Office (“USPTO”). The newly issued patents cover two of the Company’s new feminized seed hybrid hemp varieties developed under the Company’s breeding program; ‘Kirsche’ (US Patent No. 10,888,060) and ‘Lindorea’ (US Patent No. 10,888,059). ‘Lindorea’ and ‘Kirsche’ are the world’s first two allowed U.S. Utility Patents reading on feminized hybrid hemp plants. See “Business of the Company – Intellectual Property.”

On February 26, 2021, the Company announced a long-term scientific collaboration between McLean Hospital, a Harvard Medical School affiliate, and the Company, with funding and product support being provided by the CW Labs division of Charlotte’s Web, Inc. The collaboration includes two clinical trials to investigate the efficacy of a custom-formulated, hemp-derived high-CBD product.

On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA, a privately held Delaware company, and the shareholders of Stanley Brothers USA. The SBH Purchase Option was purchased for total consideration of $8,000,000 and has a five-year term (extendable for an additional two years upon payment of additional consideration), and it provides Charlotte’s Web the option to acquire all or substantially all of Stanley Brothers USA on the earlier of February 26, 2024 and federal legalization of Cannabis in the United States, or such earlier time as Stanley Brothers USA and Charlotte’s Web may agree, at a purchase price to be determined at the time of exercise of the SBH Purchase Option. The Company is not obligated to exercise the SBH Purchase Option.

In addition to the SBH Purchase Option, Stanley Brothers USA issued the Company a warrant exercisable to purchase 10% of the outstanding Stanley Brothers USA shares and convertible securities that are considered in-the-money, subject to certain conditions and exclusions. The warrant is exercisable for a nominal exercise price of $0.001 per share in the event the Company elects not to exercise the SBH Purchase Option.

Effective March 2, 2021, Charlotte’s Web co-founders Joel Stanley and Jared Stanley resigned as members of the Charlotte’s Web Board of Directors in order to transition to board positions with Stanley Brothers USA.

Effective March 8, 2021, the Company announced the launch of new Charlotte’s Web THC-Free 25mg CBD Oil Tinctures in 10 or 30 milliliter sizes. The Company is expanding its product offerings for consumers seeking a THC-Free option.

Effective March 23, 2021, the Company reported the clinical results of the Validcare study. The study’s preliminary results showed no evidence of liver disease, and no increase in the prevalence of elevated liver function was found among users of Charlotte’s Web™ hemp derived CBD extracts and the other CBD products studied. Charlotte’s Web and 11 other companies supported the study to provide scientific data on liver toxicity to federal and state regulators including U.S Congress and the FDA. Researchers reported of the 839 participants, zero liver toxicity or disease was detected.

On April 16, 2021, pursuant to an amending agreement, the name and likeness and license agreement between the Company and Leeland & Sig LLC d/b/a Stanley Brothers Brand Company was extended for a period of one year, expiring July 31, 2022. In addition, the Company executed a consulting agreement which extended the service arrangements of the seven Stanley Brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement, the Company paid $2,081,250 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the Stanley Brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants.

On April 20, 2021, the Company announced that three of its proprietary hemp cultivars were approved for registration on Health Canada’s List of Approved Cultivars (“LOAC”) for outdoor cultivation in Canada. These are among the first hemp CBD cultivars on the LOAC that are early flowering and early maturing for outdoor cultivation and harvesting within the shorter Canadian growing season. The approved cultivars include the Company’s original “CW1AS1” U.S. patented genetics, which clears the way for Charlotte’s Web to cultivate its leading CBD wellness products in Canada in 2021. Currently, Charlotte’s Web Products are not easily available in Canada because laws do not allow for bulk importing of USA grown hemp CBD or related products into Canada. In addition to the Company’s CW1AS1 cultivar used for its leading Original Formula and other full-spectrum hemp extract products, Charlotte’s Web is bringing two early maturing hemp varieties to Canada – named “Duchess” and “Ambassador” - developed for cultivation in shorter northern climate growing seasons. Charlotte’s Web’s approved cultivars are three of 15 added to the 2021 LOAC.

On May 5, 2021, the Company filed a (final) short form base shelf prospectus with securities regulatory authorities in each of the Provinces and Territories of Canada, which will allow the Company to qualify the distribution by way of prospectus in Canada of up to C$350,000,000 of Common Shares, preferred shares, warrants, subscription receipts, units, or any combination thereof, during the 25-month period that the base shelf prospectus is effective. The specific terms of any offering under the base shelf prospectus will be established in a prospectus supplement, which will be filed with the applicable Canadian securities regulatory authorities in connection with any such offering. Any such offering must also comply with applicable U.S. securities laws. On May 6, 2021, the Company received a receipt for the (final) short form base shelf prospectus from the Ontario Securities Commission on behalf of all applicable regulatory authorities.

On May 5, 2021, the Company announced it has teamed up with United States women’s soccer icon and leader Carli Lloyd. Lloyd partnered with CBDMedic™ after beginning to use its topical CBD products following a knee injury and surgery last year. In doing so, Lloyd has become an advocate for the use of hemp-derived CBD to help athletes and people suffering with pain to find all-natural relief. Lloyd attributes her use of CBDMedic™ as a key factor in her recovery. During her recovery, Lloyd began using CBDMedic™ topical products, including Active Sport™ Pain Relief Ointment and Active Sport Pain Relief Stick, which she applies to sore muscles. She also applies CBDMedic™ Arthritis Aches and Pain Relief Cream when she is experiencing joint pain and stiffness. All CBDMedic™ products are THC-free.

On June 3, 2021, the Company announced the collaboration of its CW Labs division on a preclinical sleep and anxiety study with the University of Colorado-Boulder’s REACH (Research and Education Addressing Cannabis and Health) Center. The scientific investigation uses the Company’s full spectrum hemp formulations with CBN and CBD and levels of THC below 0.3% to examine the potential impact on anxiety and sleep quality. The Company is the only hemp CBD brand supporting the University of Colorado REACH Center’s milestone study.

On June 4, 2021, the Company filed a prospectus supplement to establish an at-the-market equity program (the “ATM Program”). The Company may distribute up to C$60,000,000 of Common Shares of the Company (the “Offered Shares”) under the ATM Program. Distributions of the Offered Shares through the ATM Program are made pursuant to the terms of an equity distribution agreement with Canaccord Genuity Corp. and BMO Nesbitt Burns Inc. (together, the “Agents”). The Offered Shares may be issued by the Company to the public from time to time, through the Agents, at the Company’s discretion. The Offered Shares sold under the ATM Program are sold at the prevailing market price at the time of sale under the ATM Program, and for the year ended December 31, 2021, the Company issued 4,740,300 Offered Shares at an average price of $1.85 per share for gross proceeds of $8,714,202 . For the year ended December 31, 2021, share issuance costs were $596,403 for net proceeds to the Company of $8,117,799. The Company became an SEC reporting entity beginning on January 4, 2022. As of that date, the ATM Program ceased to be available to the Company. Thereafter, the manner in which the Company raises capital will likely require that the Company file registration statements with the SEC related to such activities, which will likely increase the time and expense associated with such activities.

Following the Company’s annual general Shareholders’ meeting on June 9, 2021, the elected Board of Directors are Adrienne Elsner (Chief Executive Officer), John Held, Jacques Tortoroli, Jean Birch, and Susan Vogt.

On June 15, 2021, the Company announced that Wessel Booysen joined the Company as Chief Financial Officer.

On June 18, 2021, Tim Saunders was appointed to the Board of Directors and was appointed to the Board’s Audit and Corporate Governance and Nominating Committees.

On June 29, 2021, the Company and Life Time Group Holdings, Inc. (“Life Time”), a premier healthy lifestyle brand with athletic lifestyle resorts and athletic events across the U.S., unveiled a new multi-year exclusive agreement. Charlotte’s Web™ and CBDMedic™ branded hemp CBD products will be available for purchase in more than 140 Lifecares destinations located with Life Time’s athletic resorts and on its online health store at shop.lifetime.life. Additionally, as the exclusive hemp botanical wellness product partner of Life Time, Charlotte’s Web products will also be featured on in-club signage, as well as in the award-winning Experience Life magazine and online digital content. Charlotte’s Web hemp-derived topicals and ingestible dietary supplements will be featured at several of Life Time’s iconic athletic events, including the Verizon New York City Triathlon, the Leadville Race Series and the Life Time Miami Marathon.

The Company entered into an agreement to sublease the office building at 1600 Pearl St, Boulder, Colorado, commencing July 1, 2021.

The Company’s LOFT production and distribution facility in Louisville, CO was added to NSF International GMP registration as of July 6, 2021.

As of July 30, 2021, the Company’s CW Labs science division and Colorado State University’s College of Agricultural Sciences (“CSU”) have completed the first of three collaborative metabolomic hemp studies researching the complex chemical profile of full spectrum hemp extracts made from the Company’s U.S. patented hemp cultivars. The collaboration examines cannabinoid profiles in hemp extracts under varying cultivars and conditions. Long term, the study data discovered as a result of this academic research is anticipated to provide a deeper understanding of the range of constituents in full spectrum hemp extract, and an understanding of what factors can affect that profile. The information is intended to guide optimizing phytochemical fingerprints and will help to improve agricultural and extraction methods, and further standardize the process, procedures, test methods and controls for consistency and reproducibility.

On September 21, 2021, the Company announced the addition of three new gummy products: Daily Wellness, THC Free and Immunity.

On September 24, 2021, the Company appointed Stephen D. Rogers as its General Counsel and Corporate Secretary.

On October 7, 2021, the Company announced the expansion of its retail distribution in California following passage on October 6, 2021 of Assembly Bill 45, which permits retail sale of products containing hemp-derived CBD, including dietary supplements, topicals, over-the-counter and pet products.

On October 12, 2021, the Company announced that it earned United States Department of Agriculture ("USDA") organic certification, with 12 Charlotte's Web products carrying the USDA organic seal on the label. In compliance with federal regulations for certified organic practices and with the Company’s own strict quality and safety standards, these products are produced without genetically modified organisms (GMOs) and made from hemp grown on U.S. hemp farms with no synthetic pesticides or herbicides. Charlotte’s Web farmers use cover crops and crop rotation to build healthy soils. The Company maintained USDA certified organic practices on its farm over a three-year transition period with on-farm inspections by a USDA accredited organic certification agency before being formally approved as “USDA Certified Organic”.

On November 3, 2021, all outstanding Proportionate Voting Shares of the Company were converted by way of mandatory conversion in accordance with the Company’s Articles and at the discretion of the Company into 13,026,454 Common Shares. Following this conversion, the Company had 142,335,464 Common Shares outstanding and nil Proportionate Voting Shares outstanding on November 3, 2021.

On November 10, 2021, the Company announced the addition of two new oral spray products, Charlotte’s Web Calm Spray and Sleep Spray with CBG and CBN.

On November 11, 2021, the Company announced the completion of the harvest of its first ever international crop, in Canada. The Canadian harvest included the Company’s flagship “CW1AS1” U.S. patented cultivar used for its leading full spectrum hemp extract, “Original Formula.”

On December 16, 2021, the Company announced that Adrienne Elsner had resigned from her position as Chief Executive Officer ("CEO"). Also on such date, Ms. Elsner stepped down from the Board of Directors and the Board appointed Jacques Tortoroli as CEO of the Company, expanded Wessel Booysen’s role to Chief Financial and Operating Officer and expanded Jared Stanley’s role to Chief Cultivation and Innovation Officer. In conjunction with these changes, David Panter ceased to serve as the Company’s Chief Operating Officer. With respect to his roles on the Board, Jacques Tortoroli resigned from his committee positions, but continues to serve on the Board. On December 16, 2021, Tim Saunders was appointed Chair of the Audit Committee and Susan Vogt was appointed to serve on the Compensation Committee.

On December 16, 2021, the completed ValidCare study was published in Cannabis and Cannabinoid Research. A total of 28,121 individuals were invited to participate in this study, 1475 enrolled, and 839 (female: 65.3%, male: 34.7%) completed the study. The prevalence of alanine transaminase (ALT) and aspartate aminotransferase (AST) elevations were not significantly different from known adult general population prevalence. There was no significant association between CBD dosage and Liver Test (LT) values. The study concluded Self-medication of CBD in a population of individuals at doses consumed in this study was not associated with clinical liver disease. The Company was one of 12 companies who provided product and certificate of product authenticity to support the study.

January 1, 2022 to March 24, 2022

On January 4, 2022, the Company’s Board designated Jared Stanley, the Company’s Chief Cultivation and Innovation Officer, as an executive officer of the Company.

On January 5, 2022, the Chief Customer Officer position was eliminated, effective January 31, 2022. At such time, Mr. True’s, the Company’s Chief Customer Officer, employment with the Company ceased.

On January 12, 2022, the Company announced the completion of a reorganization of the corporate structure and a movement to a horizontal organizational structure to empower employees with increased decision making and accountability.

On January 18, 2022, the Company announced a national distribution agreement with GNC, a specialty retailer of nutritional products, to distribute varieties of Charlotte’s Web gummies at GNC retail locations across 24 states.

On January 27, 2022 the Company named Jade Proudman, the Chief Executive Officer of Savage Cabbage Ltd., one of the oldest and most trusted CBD companies in the UK, as a Global Brand Ambassador for Charlotte's Web. Further, on March 9, 2022, the Company expanded the distribution agreement with Savage Cabbage and appointed Savage Cabbage the Exclusive Distributor for the United Kingdom

On February 1, 2022, the Company's Board appointed Andrés de Gortari as Chief Accounting Officer of the Company. Mr. de Gortari joined the Company in July 2021 as the Company’s Vice President of Finance and Accounting.

On March 9, 2022, the Company announced that the Charlotte's Web line of CBD Gummies has been named Product of the Year for 2022. Product of the Year is the largest consumer-voted award for product innovation, determined by 40,000 American shoppers through a national survey conducted by Kantar, a global leader in consumer research. The Charlotte's Web Gummies line of products has been awarded the top honor as the most innovative product in the CBD gummy category.

On March 21, 2022, the Company announced that it signed an exclusive product distribution agreement in the United Kingdom with Savage Cabbage Ltd.

Business of the Company

Business Objectives and Strategy

The Company is a market leader in the production and distribution of innovative hemp-derived wellness products. Through its substantially vertically integrated business model, the Company strives to improve customers’ lives and meet their demands for stringent product quality and consistency.

Charlotte’s Web’s mission is to unleash the healing power of botanicals with compassion and science benefiting the planet and all who live upon it. The Company does this by responsibly growing its proprietary non-GMO hemp genetics on family farms that are made into premium, full-spectrum phytocannabinoid health and wellness products. Charlotte’s Web is manufactured in a third-party certified FDA-registered facility.

The above statements capture the essence of the Company’s business strategy and pioneering vision of its founders. The Company strives to realize significant growth by expanding further into the health and wellness sector, while capitalizing on the Company’s unique differentiators to create sustainable value. Lastly, in accordance with the Company’s social responsibility goals, Charlotte’s Web supports several non-profit organizations that utilize its products or that further consumer education, advocacy, and research in the hemp and CBD marketplaces.

Industry Overview

The Company’s primary products are made from high quality and proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, including naturally occurring CBD. Full Spectrum Hemp Extracts ("FSHE") are produced from Hemp. The Company does not produce or sell medicinal or recreational marijuana or products derived from high-THC marijuana plants.

Historically, the health and wellness benefits of hemp-based products focused on protein and nutritional oil content. Hemp seeds are known to provide both protein and valuable omega fatty acids. However, beginning with the publication of United States Patent No. 6,630,507 (cannabinoids as antioxidants and neuro-protectants) issued to the United States Department of Health and Human Services on October 7, 2003, consumer interest surrounding the health and wellness benefits of cannabinoids grew significantly. This interest continued until the passage of 2014 Farm Bill, which created a path for institutions of higher education and state departments of agriculture to cultivate hemp for research purposes under certain conditions.

Hemp extracts contain an assortment of naturally-occurring substances, including phytocannabinoids, terpenes, flavonoids and other hemp compounds. The Company believes the presence of various phytocannabinoids, terpenes and flavonoids work synergistically to heighten the effects of the products, making them superior and distinctly different to single-compound CBD isolates. This assortment of hemp compounds is the basis for the theory known as the “entourage effect” as introduced by Israeli chemists, Shimon Ben-Shabat and Raphael Mechoulam, in 1998.

Although research regarding the potential therapeutic uses of CBD and FSHE are still in their infancy, industry reports suggest consumers are using CBD for various applications including assistance with sleep, daily stress, anxiety, pain relief, cognitive function and immune health, among other applications.

In addition to the industry and consumer reported uses of FSHE containing natural occurring levels of CBD, significant research is currently being conducted on the potential therapeutic use of FSHE as it relates to the following, among other topics: epilepsy, post-traumatic stress disorder, cancer, autism, neuroprotection, anti-inflammatory effects, anti-tumor effects, and anti-psychotic effects.

Product Overview

Product Portfolio

The Company offers a mix of products that have been strategically developed to fit with its objective of delivering a full suite of best-in-class FSHE wellness products that meet its customers’ demands for stringent quality and consistency. The Company currently markets its products under the “Charlotte’s Web”, “CW”, “CBD CLINIC”, “CBDMEDIC” and “Harmony Hemp” trade names. The Company’s current product categories include human ingestible products (tinctures, capsules, gummies and sprays), topicals, and pet products. The acquired brands of Abacus include CBD CLINIC, CBDMEDIC, and Harmony Hemp. The acquisition of these brands substantially expanded the Company’s topical offerings and presence in both the key food and mass and health practitioner markets.

Human Ingestible Products – Tinctures

A human ingestible liquid product is a combination of oil and full spectrum hemp extracts containing naturally occurring CBD. Ingestible liquid products are delivered in either coconut-based medium chain triglyceride (“MCT”) oil or olive oil, in some cases with flavor. Liquid products are meant to be consumed by direct ingestion. The Company currently has 25 ingestible liquid products.

Human Ingestible Products – Capsules

Ingestible capsule products have standardized amounts of FSHE. Original capsule products were in the form of a dry powder, inside a hard-capsule shell. Dry capsule products combine FSHE with common industry raw materials, including rice bran, maltodextrin, microcrystalline cellulose and fractionated coconut oil. The capsule itself is derived from hydroxypropyl methylcellulose. In 2019, CW innovated its capsule offering, introducing liquid capsules that deliver the same quality ingredients. Ingredients in liquid capsules include carrier oil (extra-virgin organic olive oil) and FSHE. The capsules are constructed with hydroxypropyl methylcellulose, which reduces oxidation to naturally extend shelf life and maintain the integrity of the high-quality ingredients. The liquid capsules are non-GMO, gluten-free, kosher, 100% vegan and allergen free.

Capsule products are meant to be consumed by direct ingestion. The Company currently has seven capsule products.

Human Ingestible Products – Gummies

The Company’s FSHE gummies are made from whole-plant hemp extract and nutraceutical blends and are flavored with natural juices. The product is meant to be consumed by direct ingestion. The Company has 17 gummy products.

Human Ingestible Products – Sprays

The Company’s sprays are made from THC-Free hemp extract minor cannabinoids, and botanical extracts. The product is meant to be consumed by direct ingestion. The Company has two spray products.

Topicals

The Company’s topical products are delivered in cream, balm, gel, roll-on, ointment, other cosmetic type forms. These products are combinations of Hemp, plant-based oils, herbal extracts and other ingredients. Topical products are meant to be applied externally and by topical application. The Company currently has 102 topical products.

Pet

The Company pet products are currently for canine use. Ingestible pet products are delivered in liquid (drops) and solid (chew) forms. Ingredients are a combination of oil and FSHE. The pet line was developed in adherence with the strict quality standards of the National Animal Supplement Council (“NASC”), which has a quality seal audit program and the mission of which is to promote the health and well being of companion animals and horses that are given animal health supplements by their owners, and to protect and enhance the animal health supplement industry. A review of those companies certified by NASC shows that Charlotte’s Web is one of only a few hemp companies to be certified under the NASC’s quality standards. Liquid canine products are delivered in coconut-based MCT oil with or without flavor. The liquid and solid products are meant to be consumed by direct ingestion or added to food. In addition, the Company has a hemp infused balm for dogs with sensitive skin. The Company currently has 18 pet products.

Key Competitive Advantages of Product Offering

Charlotte’s Web’s founders, the Stanley Brothers, have garnered substantial international media and legislative attention over the past several years, strengthening the Company's brand.

In addition to the power of the Charlotte’s Web brand and substantial goodwill generated from the Company’s legislative efforts and media exposure, the Company's believes the following are also competitive advantages of the Company:

a.Cultivation Experience and Capacity — With years of experience in plant cultivation, the Company has selected prime farmland to grow its hemp with access to substantial additional farmland for future capacity. The Company is also exploring international cultivation and distribution opportunities. The Company believes there is no other entity in the world with more experience bringing large-scale, hemp-based operations to the market while maintaining impeccable product quality.

b.Industry-leading Manufacturing Capability — CW leases a 136,610-square-foot industrial building located at the LOFT at 700 Tech Court in the Colorado Technology Center in Louisville, Colorado, which houses its primary production and R&D divisions. This facility is staffed with professional personnel responsible for production management, quality control/assurance, analytical chemistry, product development and process engineering to ensure product quality.

c.Control of Supply Chain — The Company is substantially vertically-integrated and maintains control over its proprietary genetics throughout the entire cultivation and extraction processes — from seed/clone to packaged products. The Company currently uses select contract manufacturers for topicals and capsules who manufacture products according to the Company’s specifications and standards. Some companies in the CBD industry produce their products from imported hemp pastes of unknown origin, quality, and purity.

d.Rigid Quality Management System — The Company has implemented a rigid quality management system that includes documented internal quality processes and both internal testing laboratories as well as independent third-party testing laboratories.

e.Proprietary Genetics — The Company has been granted U.S. and Canadian Utility Patents for its hemp genetics. The Company has earned a total of four U.S. Utility Patents and one Canadian Utility patent covering hemp varieties as it advances the science of hemp horticulture. The Company believes that the positive media exposure surrounding its proprietary strains have made Charlotte’s Web one of the most sought-after brands in the emerging hemp and CBD markets. Furthermore, the Company developed and launched a fully integrated breeding program in 2017 to further the genetic IP portfolio started by the Stanley Brothers.

f.Protection of Intangible Assets — The ownership and protection of the Company’s intellectual property is a significant aspect of the Company’s future success. Currently the Company protects its intangible assets through trade secrets, technical know-how, and proprietary information. The Company protects its intellectual property by seeking and obtaining registered protection (including patents and trademarks) where possible, developing and implementing standard operating procedures and entering into agreements with parties that have access to the Company’s inventions, trade secrets, technical know-how and proprietary information such as business partners, collaborators, employees, and consultants, to protect the Company’s confidentiality and ownership of its intellectual property. The Company also seeks to preserve the integrity and confidentiality of its inventions, trade secrets, trademarks, technical know-how, and proprietary information by maintaining physical security of the Company’s premises and physical and electronic security of the Company’s information technology systems.

The Company has sought trademark and patent protection in the United States, Canada and other countries. The Company’s patent portfolio (patents and patent applications) covers, among other things, the Company’s plant genetics, extraction and cannabinoid isolation, and conversion processes and designs. There can be no guarantee, however, that the Company’s efforts to secure trademark or patent protection will be successful. The duration of the protection afforded by the Company’s registered intellectual property varies by the nature of the registration, but the Company manages renewals and notices on an on-going basis to ensure that the Company’s intellectual property is protected to the full extent possible under applicable law. See [Item 1A - “Risk Factors – Risks Relating to the Company’s Business and Industry – The Company’s intellectual property may be difficult to protect.”]

g.Confidentiality and Proprietary Rights — The Company requires employees and third parties to sign non-disclosure agreements prior to receiving any of the Company’s confidential information. Employees are also required to sign proprietary rights agreements regarding intellectual property they create for the Company. The Company uses standard precautions to protect confidentiality, including physical and electronic security measures.
Cultivation

The Company’s proven cultivation practices have been engineered for scalability to meet long-term sales demand projections. The Company has conducted extensive development over the past several years to demonstrate that it can scale its cultivation operations significantly without sacrificing quality and consistency.

The Company has established infrastructure across three states in order to diversify the seed supply and maintain hemp biomass consistency through standardized mechanization. If needed, the Company believes it will be able to continue to rapidly scale cultivation by: (i) expanding cultivation sites; (ii) diversifying cultivation geographies to extend growing seasons and mitigate crop risk; (iii) increase seed production capabilities; and (iv) further mechanizing cultivation processes to ensure that raw material demand is satisfied without sacrificing quality and consistency.

The Company cultivated 6 acres of irrigated farmland in Colorado for the 2021 growing season and harvested 26,000 lbs. In 2018, 2019, and 2020, the Company produced 675,000 lbs., 2,340,000 lbs. and 157,000 lbs., respectively, of hemp in three states. Given the large harvest in 2019 the Company anticipates that it has enough hemp inventory to meet its future sales projections and potential for new revenue streams to further monetize parts of its supply chain for two years or more. In 2021, the Company’s focus in cultivation continued to be on international market entrance through cultivation and in R&D, plant breeding and regional plant variety trials. The Company is planning on multiple research plots across three growing regions with proven success. This will allow the Company to create early maturing times for northern latitude variety specific cultivars and innovate cannabinoid developments for expanded product offerings.

The Company maintains title to its hemp plants throughout the growing process. The Company grows its hemp plants outdoors on farms and is therefore subject to seasonal weather patterns in North America. The seeds or propagation are typically planted in the May-June timeframe and have no CBD content until September. The plants are then typically completely harvested and processed by the end of November of each year.

Cultivation Overview

The Company currently grows its proprietary hemp plants in northeastern Colorado, Kentucky, Oregon, and Canada on owned and/or leased farmland operated by the Company or third-party farming operators. The Company is actively involved in all aspects of genetics development, propagation, seed production, cultivation, and harvesting. All hemp cultivation activities are done under the oversight of, and licensed by, each state’s Department of Agriculture, or Health Canada, each of which rigorously tests the Company’s crops to ensure compliance with each Department’s Hemp programs (including THC content of less than 0.3% on a dry weight basis). The Company and its third-party farming operators are in compliance with the regulations as outlined by each applicable Department of Agriculture and all hemp produced and sold by the Company constitutes hemp under the 2018 Farm Bill, as well as the laws of the states in which it produces and sells such hemp.

Colorado

The Company currently leases land upon which it operates multiple farms across northeastern Colorado, allowing for required organic crop rotation among locations and providing flexibility to expand the number of acres farmed. The Company’s first harvest in 2014 proved a new concept in large-scale hemp cultivation for the proprietary variety which is used to create the Charlotte’s Web products. Since 2014, the Company has continuously scaled and innovated its cultivation techniques and technology. The Colorado farming operations are operated solely by the Company’s personnel to provide the lowest cost of goods sold without compromising high quality standards, while at the same time creating plants, seeds and cultivation practices. The cultivation division also operates a small number of greenhouses used for seed and clone production in northeastern Colorado.

The Company believes the availability of leased land in northeastern Colorado is sufficient to meet its future growing requirements in the region.

Kentucky

In 2015, the Company began cultivation in Kentucky, the second leading hemp producing state in the United States, behind Colorado. The Company operates in Kentucky with third-party farming operators at local farmers. During 2015 and 2016, the crops grown were intended for both seed and the development of mechanizing harvest techniques through the modification of current modern agriculture equipment. The Company is in constant communication with these farms concerning its seasonal growing requirements. The estimated acreage and availability is determined during the year prior to planting and the final acreage for the yearly lease is determined early each year and contracted for accordingly. The Company believes the availability of leased land in Kentucky is more than sufficient to meet its future growing requirements.

Oregon

The Company established an operating relationship with a third-generation farming family that has been farming in the region since 1950. The Company extended its contract for the 2019 grow season and minimally extended in 2020. All farming is done with oversight by the Company to ensure quality standards and specifications are met. Acreage for future expansion continues to be readily available.

Canada

The Company conducted research trials in 2019 and 2020 in its successful attempt to register three varieties under Health Canada’s list of approved cultivars. At the present, these varieties are being cultivated in the Okanagan Valley in central British Columbia and will be used for the Company’s supply chain to enter the Canadian market through an asset light approach. The Company does not own inventory in Canada but intends to licenses its brand, processes, products and formulations to licensed Canadian entities.

Cultivation Research & Development

Since its first crop production in 2014, the Company has taken a leadership position in advancing the technology surrounding all aspects of Hemp production. The Company’s R&D efforts are being driven both by the increasing demand for the Company’s products and its desire to create an expanded portfolio of products that serve the customers’ needs and creating improved varieties for cultivation success in northern latitude regions such as Canada and potentially Europe. The Company’s baseline varieties, developed by the Stanley Brothers, were not proven to be successful in growing in regions outside of Colorado. For this reason, the Company launched its breeding division in 2017 for the purpose of hybrid development to allow successful expansion to other growing regions and international markets.

Breeding Division

The breeding division supports the Company in a myriad of ways, but its main purpose is to expand the Company’s proprietary hemp variety portfolio. This allows for successful cultivation expansion in both US and International markets, as well as creating innovative cannabinoid development for expanded product development. The breeding program has five variety patents, including two hemp hybrid varieties with proven disease resistance and increased yield which lowers cultivation costs of production. In addition to hybrid development, the division oversees the Company’s seed production and supply, import/export requirements, R&D hemp regulatory compliance, assists in State and Federal legislative efforts and supports cultivation operations.

Planting

The Company has successfully created a feminized seed protocol, which provides the scalability and standardization of specific plant genetics. Feminized seeds are seeds which have been bred to produce female plants. Prior to this innovation, the Company’s plant supply line was limited by both infrastructure and plant propagation (creating plants from mother plants). Although propagation was instrumental to the Company’s prior cultivation objectives, it was not a fully scalable process and did not address the Company’s objective to continuously lower production costs and remain a leader in the industry. The Company’s feminized seed protocol took three years to fully understand, optimize, and prove valid through the Company’s quality systems. The Company has built an adequate supply line of seed production to meet expanding future demand for the Company’s products. The Company expects all future production acres to be planted in feminized seeds, by a global positioning satellite driven tractor and a customized planter for optimal germination or seed transplant success. With this innovation, the Company’s proprietary hemp crops can be planted in the same manner as a conventional commercial farming crop.

Harvesting

Harvesting continues to be a significant challenge in the broader Hemp industry with current practices following the processes of the tobacco industry. Once the plants are harvested from the fields, they are hung upside down in outdoor dry structures. The dried plants are then further processed off the plant stalk for final storage. If processed at the correct moisture content, the shelf life of the harvested plants is proven to remain stable for at least four years. However, this method of drying creates scalability issues and can also cause potency loss in the raw material. With this harvesting process, there are limitations applicable to both available infrastructures and labor in agricultural regions. To mitigate these challenges, the Company has focused its Colorado, Kentucky, and Oregon cultivation teams on the development of new, more scalable processes to mechanize harvesting without sacrificing quality. With capital investments in 2019 made in each state, the Company has successfully scaled the harvesting and drying process and believes it has enough capacity to meet the Company’s medium-term needs.

Manufacturing

The Company’s manufacturing operations are centered around the quality of its products and the efficiency of their production. The Company has proprietary extraction processes currently in use and is developing the next generation of processes and equipment to serve the Company’s expanding production requirements and product offerings. The Company operates its finished products manufacturing in accordance with cGMP to create high quality products in the market.

In 2020, the Company began operating from a new 136,610-square foot manufacturing and extraction, warehouse, and distribution facility. The LOFT has been constructed using state of the art processes and equipment to deliver superior products to the Company’s customers. The facility is optimized to efficiently execute the Company’s core competencies in R&D, product development, quality control, and product delivery.

The Company believes it has sufficient capabilities to meet its core production requirements in the near-term. The new facility also has been designed to accommodate incremental manufacturing capacity as business needs require, including the strategic internalization of contract manufactured items.

Arrangements with Suppliers and Manufacturers

The Company currently contracts key parts of supply chain management, including manufacturing, production, and packaging for non-proprietary aspects of its manufacturing process for certain of its products. These large-scale manufacturers reduce the reliance on internal manufacturing resources and allow for rapid scaling of production on an as needed basis.

Extraction and Product Formulation

The Company’s harvested hemp is delivered to the Company’s production facility in a coarse-ground form. At the facility, the extraction processes do not commence until the raw hemp material passes initial screenings for moisture content and toxic mold by-products (aflatoxins). Upon passing these screenings, the raw hemp material passes through one of two different extraction processes. The Company utilizes both Carbon Dioxide super critical fluid extraction (“SFE”) and Alcohol Extraction (“AE”) processes. These two processes and the resultant extracts have differing phytochemical profiles, which appeal to different customer bases. Years of R&D and process refinement associated with both of the Company’s extraction processes are proprietary.

After processing, both the SFE and AE extracts are rigorously batch tested both internally and by third-party laboratories for cannabinoid potency, residual solvents, heavy metals, and pesticides. After passing these quality control tests, both the SFE and AE extracts are released into finished products production, where they are diluted with carrier food oils, either medium chain triglycerides from coconut oil or olive oil, or otherwise added to the Company’s products, including the chews or topical products. Some of the SFE extract is dedicated to capsule production.

The Company’s topical, chews, and liquid products are currently blended, flavored, filled, labeled, and packaged into consumer cartons at either its production facility or at contract manufacturer facilities. The Company is working to qualify additional third-party contract manufacturers to ensure adequate encapsulation, bottling, and packaging capabilities necessary to meet demand for the Company’s products.

Quality Management Systems

In 2020, the Company was the first hemp extract company to receive an NSF certification. NSF International’s dietary supplements certification is the only national standard that establishes requirements for the ingredients in dietary and nutritional supplements and is considered the gold standard for products in the dietary supplement space. Additionally in January 2022, the Company was the first hemp extract company to achieve International Organization for Standardization ("ISO") 17025 certification. This certifies that the Company meets the technical and quality benchmarks by ISO 17025 for analytical chemistry testing methods.

The Company employs cGMP at each stage of its production. cGMP refers to the current Good Manufacturing Practices regulations enforced by the FDA.1 Adherence to cGMP regulations assures the identity, strength, quality, purity, and composition of products by requiring that manufacturers adequately design, monitor, and control manufacturing operations. This includes establishing strong quality management systems, obtaining appropriate quality raw materials, establishing comprehensive standard operating procedures, detecting and investigating product quality deviations and maintaining reliable testing practices. This formal system of controls helps in preventing instances of contamination, deviations, failures and errors. This ensures products manufactured under cGMP meet quality standards.

The Company’s products meet regulatory guidelines for contaminants and are tested by independent third-party laboratories. Products are tested for, among other items: identity, potency, residual solvents, microbial contaminants, aflatoxin, heavy metals, and pesticides.

To create the highest quality products, the Company, when applicable, closely controls every step in the production process, including propagation, cultivation, harvesting, drying, manufacturing, and packaging. The control and visibility maintained through the Company’s substantial vertical integration allows for the continual monitoring and refinement of critical processes, resulting in high quality standardized products.
1 See 21 C.F.R. Part 111.

Sales and Distribution Strategy

The Company’s products are distributed through its e-commerce website (www.charlottesweb.com), third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar retailers.

The Company’s products were introduced in late 2014, with 2015 representing the first year of meaningful sales volume, primarily through direct-to-consumer online sales. After commencing interstate shipping in March 2015, sales have continued to show a steady growth trend. The Company’s products are sold in chiropractic and doctors’ offices, gyms, massage therapy offices, salons, animal clinics, and pet stores. As of December 31, 2021, the Company’s products were sold in over 15,000 retail locations across the United States, including national grocery, drug, mass market, pet, natural, and specialty retailers. In addition, the Company’s products are sold in over 8,000 health care practitioners’ offices across the United States.

The Company distributes its products within the United States and, on a limited basis, internationally. Retail distribution has evolved from a strategy focused on gaining broad distribution within the natural channel, to now focusing on gaining distribution in major food and mass market accounts. The Company targets accounts where the brand is most likely to succeed with retail shoppers.

The Company’s internal sales team has a two-pronged approach to building distribution: (i) focus on gaining distributors with access to key strategic verticals in the medical and natural channels; and (ii) contracted broker teams that assist in driving brand representation in larger food accounts. The Company believes this model is extremely effective in targeting accounts with the right message to build and capitalize on the Company’s brand momentum.

The Company believes broad brand recognition and increasing market demand in the adaptogenic supplements category (where CBD is typically positioned) results in strong brand sales, which helps promote increased category development and new account acquisition. As the Company continues to develop increasingly sophisticated supply and production capabilities, it will target strategic retail accounts that contribute to the broader acceptance of the brand and category. The Company believes these accounts will enable it to achieve broader distribution, opening new consumer segments and driving growth by increasing awareness, consideration, and purchase. The Company believes it is leading the way in the category by opening mass market channels that have historically been resistant to place CBD items on their shelves. Key to this success has been the relationships and partnerships with key natural accounts including: Thrive Market, Inc., Erewhon, Inc., Fresh Thyme Market, New Seasons Market LLC, Lassens Natural Foods & Vitamins, LLC, and Sprouts Farmers Market, Inc. The Company has also shipped its products to national retail grocery and drug chains including The Kroger Co., Albertsons Companies, Inc., GNC, Vitamin Shoppe, Inc. Publix Super Markets, Inc., Petco Health and Wellness Company, Inc., and CVS Pharmacy, Inc.

The Company continues to sell its CBD CLINIC products into the practitioner market comprising chiropractors, acupuncturists, physical and massage therapists and continues to grow the total number of health care practitioners in the CBD CLINIC network. The market for the CBD CLINIC products can be characterized as a business-to-business ("B2B") market and is primarily served through national distributors. The Company currently works with over 10 national distributors to supply this market. The Company believes that it can continue to capture and increase its market share in this market by increasing its sales and marketing efforts targeted at this market.

Presently the Company holds the number one market share position across major retail channels including Total US Food/Drug/Mass retail aggregate, Total US Natural specialty retail, and e-commerce, based on market share data from Nielsen, SPINS, and Brightfield, respectively. Nielsen and Spins gather their data by tracking retail checkout systems that employ Universal Product Code (“UPC”) scanners. Brightfield tracks a variety of online market data specifically focused on the CBD and cannabis industries.

The Company’s sales are executed through customized strategies depending on the channel of sale. For example, in specialty food accounts, a combination of sales brokers and reps are strategically located within geographical markets. This provides proximity along with hands-on support at the store level to ensure products are correctly labeled and merchandised. This external sales team is managed by key management personnel within the Company. Depending on the size of the account, some locations are deemed to be “national accounts” that receive additional support from the Company’s internal national accounts team. This allows the Company’s brokers and independent sales teams to manage over 1,000 independent specialty food locations, while still achieving the same level of support that is expected in the Company’s larger chain retail customers.

Large retail customers are covered by the Company’s internal national accounts team with experts assigned to the accounts to develop the specific sales strategies necessary for the Company’s products to succeed in this market. Medical accounts such as doctors, chiropractic, holistic and integrative health groups are supported by distributors directly linked to the industry and managed by the Company’s internal sales team.

The Company utilizes e-commerce to reach consumers and guide them through the hemp and CBD buying process. This strategy allows access to consumers in the United States and has been instrumental in the Company’s success in growing the product line. The Company believes consumers (millennials through baby boomers) rely heavily on digital research. Key to this approach is the ability to access consumers organically who are searching the web for “CBD” or “Charlotte’s Web” both on the Company’s website as well as through linking from reliable providers of content and education. The Company’s website delivers on this through high levels of product purchase and engagement via opting into the Company’s email newsletter subscription. This indicates a higher level of interest in educational resources and product knowledge. The Company’s e-commerce database at the end of 2021 consisted of over 1,100,000 (up from 1.000,000 at year end 2020) “opting-in” email customers, with new enrollments averaging 20,600 customers per month.

The Company concentrates its activities in the digital space through:

•Search Engine Optimization — A collaborative, integrated effort with content and public relations teams optimizing search engine results in the category for those seeking both general education and availability to purchase

•Email — Growing the current subscriber list, working to develop segmentation processes and delivering relevant and personalized content

•Social — Leveraging the passion of the Company and its founders through a dynamic website and branding strategy which will be used to maintain the Company’s relevance among consumers

•Referral — Utilizing third-party influencers during marketing campaigns to amplify brand and product awareness – significant care has been taken to find users organically (prior to approaching) to ensure authentic and real testimonials of their own use

•Display Advertising — Developing display advertising strategy and integrating into 360° campaign planning via media buying capabilities

•Drive direct to “.com” — Optimizing the customers’ web experience to convert browsers into buyers and driving repeat purchases via the elimination of consumer friction points

Currently, the majority of orders are fulfilled through a Company-operated LOFT fulfillment center located in Louisville, Colorado. The Company is also using third-party logistics providers to secure a rapidly-scalable fulfillment and business continuity solution.

As public familiarity with hemp-derived CBD wellness products continues to increase, the Company may target several new distribution channels within the U.S. and certain international markets that have significant future expansion potential. Management believes there is a significant emerging opportunity to market premium hemp and botanical wellness products to the mainstream consumer marketplace. Management believes public recognition of the benefits of hemp products has increased dramatically in recent years, and consumers are seeking natural products for their general wellness benefits. Target markets include sports and recreation, holistic health and wellness, and healthy aging. Initial channel opportunities include vitamin and supplement retailers and natural grocers. Key retail partners will include major food, mass market accounts, general retail accounts, health care practitioners and specialty and natural channels.

Marketing and Promotion

The Company benefits from an authentic origination story linked to its first consumer served, Charlotte Figi. The story of how Charlotte’s mom, Paige Figi, desperately reached out to the Stanley Brothers seeking an alternative solution for her daughter’s wellness was captured and broadcasted in a CNN documentary by Dr. Sanjay Gupta. Charlotte’s rapid and significant improvement in her wellness ignited a movement for hemp legalization in the United States. Sadly, Charlotte passed away on April 7, 2020 in the midst of the COVID-19 pandemic. In response, the State of Colorado issued an executive order proclaiming April 7th Charlotte Figi Day in Colorado. Market data gathered from UPC-tracking and other indicators by leading third-party analysts such as Nielsen, SPINS, and Brightfield Group, shows that Charlotte’s Web is the market share leader in certain CBD categories and, the Company believes, the most widely recognized hemp extract with naturally occurring CBD in the world. Subsequently, the value of the Charlotte’s Web brand equity is a significant contributor to the value of the Company because it uniquely represents the founders’ story of establishing a mission-based company of giving back and providing high quality solutions for people to control their wellness journey.

Data collection and customer analysis from e-commerce sales continues to be a significant component of the Company’s marketing strategy. Direct-to-consumer e-commerce sales give an unprecedented opportunity to gain meaningful insight into how to better support the customer based on data including buying habits, purchase frequency, and in many cases, why the product is being used.

Consumer segmentation is being used to transform the Company’s consumer activities through both valuable understanding of the customer base, as well as the ability to activate and differentially invest in core consumer segments that will assist in developing the strongest lifetime value proposition for customers. Key elements of the segmentation include:

•driving ability to more effectively motivate trial orders, improve overall product trial experience, promote repeat purchasing patterns and ensure retention through targeted messaging;

•differentially investing in core segments to attract new users with a high likelihood of repeat conversion; and

•maximizing customization of email and other messaging channels to improve initial experiences and promote repeat buying.

The Company has a subscription program. Through its subscription program, the Company utilizes a discount structure to encourage enrollment with a similar structure to online “subscribe and save” models. This is expected to deliver upside demand and repeat purchases from existing customers by enabling scheduled reorders and improved continuity in consumption. Consumers are able to set their frequency for two-week, six-week or 1-3 monthly reorder patterns across the entire product line.

The Company continues to promote the awareness of its brands through investment in marketing programs, sponsorships and continued participation in events that offer wide exposure to both trade partners and consumer retail markets. For example, the Company entered into the Gronkowski Agreement and the Gillette Stadium and Patriot Place Agreement which have driven national brand awareness of the CBDMEDIC brand. In addition, CBDMEDIC is an Arthritis Foundation Impact Sponsor with the goal that the Company might serve as champions and active supporters in the Arthritis Foundation’s dedication to provide encouragement and assistance to the arthritis community.

As a Certified B Corp, the Company is a socially conscious company, and is committed to using business as a force for good and a catalyst for innovation. The Company weighs sound business decisions with consideration for how its efforts affect its employees, customers, the environment, and the communities where its employees live and where it does business, while maximizing profits and strengthening its brands. This social awareness includes contributions to non-profits, which are made on an ad hoc basis, concentrating first on those entities that have historically supported the business through education of existing and potential customers. The Company also supports non-profits that it believes can utilize the wellness aspects of its products (i.e., military veterans, adaptive athletes, educational organizations, etc.). Management believes that any socially oriented actions it takes will ultimately have a positive impact on the Company, its employees, and its Shareholders. The Company has historically donated and plans to continue to donate to charitable organizations.

Competition

The Company plans to invest significantly in strengthening the Charlotte’s Web brand in the global marketplace and solidifying the brand as “The World’s Most Trusted Hemp Extract™.” The Company is substantially vertically integrated from seed to packaged product, which helps ensure product quality. Being substantially vertically integrated and focusing on quality and standardization creates an important competitive differentiator for the Company, as the majority of its competitors are not substantially vertically integrated. The Company’s knowledge of hemp cultivation, combined with its scientific and financial resources, allow it to maintain a leading market position amongst its competitors.

The Company’s principal competitors in the CBD wellness products space include companies such as CV Sciences (PlusCBD), CBD MD, Medterra, Canopy Growth (Martha Stewart CBD) and Garden of Life.

Information Systems

The Company’s primary enterprise resource planning (“ERP”) system is a cloud-based system well-known for manufacturing, shipping, and receiving, inventory control, supply chain management, sales, accounting, and finance. In addition to this centralized ERP system, supplemental peripheral software applications are used for specialized activities in finance, human resources, customer support, manufacturing, distribution, and marketing.

Intellectual Property

The Company’s intellectual property and proprietary rights are important to its business. In efforts to secure, maintain, and protect its intellectual and proprietary rights, the Company relies on a combination of patent, trademark, trade secret and other rights in the United States and Canada. The Company also has confidentiality and/or license agreements with certain employees, contractors and other third parties, which limit access to and use of the Company’s proprietary intellectual property.

Pursuant to an agreement (the “Name and Likeness Agreement”) entered into between the Company, CW and Leeland & Sig d/b/a Stanley Brothers Brand Company, a Colorado limited liability company owned by certain founders, including each of the Stanley Brothers (the “Stanley Brand Company”) effective August 1, 2018, and further amended on April 16, 2021, Stanley Brand Company grants the Company a non-exclusive, worldwide right to use the name “Stanley Brothers” and the likeness of the seven Stanley Brothers until July 31, 2022 on a royalty-free basis. Each party to the Name and Likeness Agreement will have the right to cause the other party to cease use of the name in certain circumstances such as misuse, bad acts, or a corporate acquisition. The initial term of the Name and Likeness Agreement was for a thirty-six (36) month period, with the Company agreeing to begin activities to cease all use of any intellectual property used under the Name and Likeness Agreement within thirty (30) days of expiration or termination thereof. In connection with the execution of the Name and Likeness Agreement, the Company executed employment agreements with each of the Stanley Brothers on September 1, 2018 providing for aggregate annual base salaries to the Stanley Brothers of $1,425,000. On April 16, 2021, pursuant to an amending agreement, the Name and Likeness and Agreement was extended for a period of one year, expiring July 31, 2022. In addition, the Company executed a consulting agreement which extended the service arrangements of the seven Stanley Brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement, the Company paid $2,081,250 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the Stanley Brothers, as consideration for the extended use of the “Stanley Brothers” name and the likeness of the seven Stanley Brothers, as well as consulting services to be provided to the Company over the term of the consulting agreement and certain restrictive covenants. See “Certain Relationships and Related Transactions, and Director Independence – Company Transactions with Related Parties.” The Name and Likeness Agreement does not affect the Company’s intellectual property rights in connection with its use of “Charlotte’s Web.” See “Risk Factors – Risks Relating to the Company’s Business and Industry – Reliance on the Stanley Brothers brand could have negative consequences.”

The Company currently has a portfolio of pending U.S. plant, utility and design patent applications directed to CW’s most promising plant genetics, proprietary extraction technology, cannabinoid isolation methods and cannabinoid conversion processes and industrial designs. The Company also has pending U.S. and Canadian trademark applications.

On January 12, 2020, the Company announced that CW has been granted U.S. Utility Patents for its hemp genetics by the USPTO. The newly issued patents cover two of the Company’s new feminized seed hybrid hemp varieties developed under the Company’s breeding program; ‘Kirsche’ (US Patent No. 10,888,060) and ‘Lindorea’ (US Patent No. 10,888,059). ‘Lindorea’ and ‘Kirsche’ are the world’s first two allowed U.S. Utility Patents reading on feminized hybrid hemp plants.

The Company now has earned a total of four U.S. Utility Patents covering hemp varieties as it advances the science of hemp horticulture. The Company also has a Canadian Utility Patent Covering the 'CW1AS1" hemp variety.

For each of the Company’s material patents, the chart below identifies (i) the patent, (ii) the type of intellectual property (“IP”) subject to the patent, (iii) the jurisdiction where the patent is held, (iv) the title of the patent, (v) the inventor(s) and assignee(s), and (vi) the status and/or term of the patent.

Patent / Publication Type of IP / Jurisdiction	Title / Inventor(s) / Assignee (s)	Status / Patent Term / Comments
CA 3,101,952 2022-01-25 Utility - Canada	HEMP PLANT NAMED 'CW1AS1' Stanley, Joel Reel, Keri CHARLOTTE'S WEB, INC.	ISSUED Calculated Term Expiration: 2039- 12-19 Covered Products: •Protection for internal hemp line used in various products.
US 10,653,085 2020-05-19 Utility - United States	HEMP PLANT NAMED 'CW1AS1' Stanley, Joel Reel, Keri CHARLOTTE'S WEB, INC.	ISSUED Calculated Term Expiration: 2039- 11-14 Related Technologies: •Protection for internal hemp line used in various products.

US 10,736,295 2020-08-11 Utility - United States	HEMP PLANT NAMED 'CW1AS1' Stanley, Joel Reel, Keri CHARLOTTE'S WEB, INC.	ISSUED Calculated Term Expiration: 2039- 11-14 Related Technologies: •Protection for internal hemp line used in various products.
US 10,888,05 2021-01-12 Utility- United States	HEMP PLANT NAMED 'LINDOREA' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Calculated Term Expiration: 2040- 06-08 Related Technologies: •Protection for hemp line licensed through CW Hemp Supply. •Also used in various products.
US 10,888,060 2021-01-12 Utility- United States	HEMP PLANT NAMED ‘KIRSCHE’ Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Calculated Term Expiration: 2040- 06-08 Related Technologies: •Protection for internal hemp line used in various products.
US 11,147,777 2021-10-19 Utility- United States	METHODS AND FORMULATIONS FOR EFFICACIOUS PAIN RELIEF BY TRANSDERMAL DELIVERY OF CANNABIDIOL Antelman, Perry Madhavan, Bharat Lampert, Shalom CHARLOTTE’S WEB, INC.	ISSUED Calculated Term Expiration: 2038- 06-18 Related Technologies: •This patent relates to various CW products .

The Company is subject to certain risks related to its intellectual property. For more information, see “Risk Factors –Risks Relating to the Company’s Business and Industry – The Company’s intellectual property may be difficult to protect.”

Employees and Human Capital

As of December 31, 2020, the Company had 306 employees. Of these employees, 127 were employed in manufacturing operations positions, 86 were employed in sales and marketing positions, 58 were employed in general and administrative positions, 10 were employed in cultivation positions, and the remaining employees were engaged in R&D aspects of the business. As of December 31, 2021, the Company had 270 employees. Of these employees, 114 were employed in manufacturing operations positions, 77 were employed in sales and marketing positions, 48 were employed in general and administrative positions, 5 were employed in cultivation positions, and the remaining 26 employees were engaged in R&D aspects of the business. Of the 270 employees, 257 were full-time employees.

The Company believes it has an advantage in attracting employees with its purpose-based mission, B-Corp status, and its leadership position in the industry, and prides itself in attracting, retaining and developing individuals with complementary mix of professional experiences and industry knowledge. The Company values diversity in culture, race, and sexual differences and has established affinity groups led by management to ensure these differences are supported in the workplace, and that employees may realize their professional goals through development programs and mentoring. The Company believes in investing in each of its employees and devotes the necessary resources to ensure all employees are given the proper tools and resources to grow in their respective fields. The Company also believes in cultivating a collaborative working environment wherein everyone is valued for their contribution to the team and rewarded for their accomplishments.

The Company has assembled a management team with significant professional expertise in distribution, cultivation, sales, technology, finance, customer service, consumer packaged goods ("CPG"), marketing, business development, acquisitions, capital markets and market analysis. The Company’s management team includes executives with many years of experience in their respective fields. See “Risk Factors – Risks Relating to the Company’s Business and Industry – The Company depends on key personnel and its ability to attract and retain employees.”

Third-Party Suppliers, Service Providers and Distribution

Although the Company is substantially vertically integrated, the Company obtains certain input components, such as packaging components, flavors, and certain raw materials, from third-party suppliers. None of the third-party suppliers are considered to be material to the business on a standalone basis and all supply input components are readily available from other suppliers in the market.

If any given supplier or distributor is lost in a specific region, the Company believes these could be replaced without material disruption as it could contract with multiple alternative suppliers or distributors to provide the requisite service(s) and product(s). The Company is a substantially vertically integrated company that performs its own manufacturing for proprietary elements in the manufacturing process. The Company utilizes contract manufacturers for non-proprietary elements in its manufacturing process such as bottling and packaging.

The Company manages risks that are associated with third-party distributors, manufacturers and suppliers by identifying and qualifying alternative distributors, manufacturers and suppliers. The Company regularly assess its supply chain for threats to business continuity.

See “Risk Factors – Risks Relating to the Company’s Business and Industry – The Company relies on third-parties for the transportation of its hemp and hemp derived products, any delay or failure by these third-parties to meet the Company’s transport needs could impact the Company’s operations and financial performance; Supply chain issues, including significant price fluctuations or shortages of materials, and distribution challenges may increase the Company’s cost of goods sold and cause its results of operations and financial condition to suffer.”

Building Brand Awareness

Management believes the Charlotte’s Web brand is among the strongest in the hemp-derived CBD industry. Brand recognition will continue to be driven by several factors including: (i) media events similar to what has historically occurred with the Company including CNN, Today Show, the New York Times and Forbes; (ii) email, social media and blogs; (iii) use of subject matter experts; (iv) legislative participation; and (v) public speaking engagements at key industry events. In addition to these active outlets to build brand awareness, the Company plans to support word-of-mouth endorsements and testimonials from its customers who are advocates for its brands and products.

Growth from the Existing Product Portfolio Through Marketing Initiatives

The Company’s marketing mix strives to connect with audiences and the consumer journey through:

•paid and earned media to build awareness of the sector and the unique qualities of the Company’s brand equity and products

•search engine optimization ("SEO") and email marketing to drive consumer purchase and subscriptions on CW.com, the Company’s e-commerce platform

•public Relations campaigns to amplify targeted social and media marketing communications

•trade marketing to increase visibility and differentiation of our products in customer stores

•word of mouth and referrals from health care practitioners, their colleagues and patients

•event marketing and support of various social responsibility initiatives

•initiatives of the Stanley Brothers, the Company’s founders, under the Name and Likeness Agreement with the Company

International Expansion

The Company is exploring increased global distribution, including via e-commerce, in the future, with near-term expansion focused on the United Kingdom, European Union, Israel, and Canada. To achieve an international reach, the Company is exploring either partnering with distributors, brokers and/or manufacturers in these international locations or the Company may create its own foreign licensed subsidiaries to transact business in these regions. The Company will be constantly weighing the trade-off of each option against the impact on sales volume opportunities and profitability ratios in its decision-making process. Expansion into additional jurisdictions will be done in compliance with applicable regulatory requirements in such jurisdictions and the cost and complexity of such compliance will form part of the strategic evaluation process for any proposed expansion.

On December 9, 2020, the Company announced that the Company signed the exclusive distribution agreement in Israel with Israel-based InterCure Ltd., which owns one of Israel’s largest and most established medical Cannabis producers, Canndoc. Its GMP-verified medical Cannabis products are sold in pharmacies in Israel, and it holds international cultivation and distribution agreements in the European Union. Selected Charlotte’s Web hemp extract wellness products are intended to be available to the Israeli public through AltCure, a subsidiary of InterCure Ltd. Charlotte’s Web and InterCure Ltd. also are considering future distribution agreements in certain European countries. The two companies will also explore opportunities such as clinical trials, product development and manufacturing in Israel.

On January 27, 2022 the Company named Jade Proudman, the Chief Executive Officer ("CEO") of Savage Cabbage, one of the oldest and most trusted CBD companies in the United Kingdom, as a Global Brand Ambassador for

Charlotte's Web. As the founder and CEO of London-based Savage Cabbage, Jade Proudman has become one of the United Kingdom's leading CBD advocates, serving an established customer base of over 9,000 wellness seekers in over 44 countries around the world, recently expanding further within Europe. Savage Cabbage is a Member of EIHA ("European Industrial Hemp Association") and has been the official United Kingdom distributor of Charlotte's Web hemp CBD oil since 2016. Savage Cabbage has been an advocate of whole plant, full spectrum products that contain all the beneficial compounds that exist in the hemp plant as well as CBD.

Improved Distribution

At the end of 2021, the Company’s products were sold in approximately 15,000 retail locations and over 8,000 health care practitioners across the U.S., as well as over one million addressable consumers on e-commerce. FDA / regulatory actions will increase distribution within the Food, Drug and Mass retail channels. However, the Company believes distribution gains in the U.S. are nevertheless achievable through:

•incremental retailer locations with existing customers

•increased consumer purchases in existing retail customer

•penetrating new Customer channels such as hospitality, sports, and travel

•increased traffic to and purchases via the Company’s e-commerce platform

Regulatory Framework

As a Cannabis-related business, the Company is subject to extensive regulation. The industry in which the Company operates is subject to regulation and control resulting from legislation enacted by the various levels of government. All applicable legislation is a matter of public record, and the Company is unable to predict what additional legislation or amendments governments may enact in the future. Changes to government regulation could impact the Company’s existing and planned operations or increase its operating expenses, which could have an adverse effect on the Company’s financial condition, results of operations and cash flows. For additional details on the regulatory risks facing the Company, see “Risk Factors – Risks Relating to the Regulatory Environment.”

United States Regulatory Matters

General Overview

The following overview is subject to and qualified by the more detailed descriptions in the following sections entitled “United States Federal Regulation of Hemp”, “State Regulation of Hemp”, “FDA Regulation”, “Future Uncertainty of Legal Status” and “The Company’s Regulatory Compliance Activities in the United States”.

The Company does not produce or sell medicinal or recreational marijuana or products derived therefrom. It sells Hemp-based CBD products. While such products come from the same plant genus and species, Hemp and marijuana are legally distinct and are generally regulated, respectively, by three separate overarching bodies of law: the 2014 Farm Bill (which refers to section 7606 of the Agricultural Act of 2014), the 2018 Farm Bill (which refers to the Agricultural Act of 2018) and the CSA (which refers to the U.S. Controlled Substances Act, 21 USC § 801 et. seq.). Hemp, by legal definition, contains 0.3% THC or less on a dry weight basis, which is not considered to be a sufficient level to create an intoxicating effect like marijuana.

Consequently, the Company’s products are not sold pursuant to the rules and regulations governing the cultivation, transportation, and sale of medicinal or recreational marijuana. The Company cultivates, processes, transports, and sells its products pursuant to the 2014 Farm Bill and currently applicable provisions of the 2018 Farm Bill and in accordance with applicable state and local laws. All Hemp produced and sold by the Company constitutes Hemp under the 2018 Farm Bill as well as under the laws of the states in which the Company cultivates, manufactures, and sells such Hemp-based products. If sold internationally, products are sold in accordance with the laws of the importing and exporting jurisdiction.

Where products are sold internationally, the Company takes appropriate steps to assess local laws and regulations with a view to compliance. Not all jurisdictions have mature or fully developed Cannabis or Hemp regulatory regimes and the Company continuously monitors regulatory risk when conducting activities in local jurisdictions. Moreover, the regulatory regimes of certain jurisdictions may not differentiate between Hemp and recreational or medical marijuana. In particular, the Company’s products may be categorized or labelled as marijuana, medical marijuana, or a similar category notwithstanding that the product is, by U.S. standards, a hemp-based product.

The 2018 Farm Bill permanently removed hemp and its derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers from the purview of the CSA. Hemp is now deemed an agricultural commodity, and is no longer classified as a controlled substance, like marijuana. Furthermore, by defining Hemp to include its derivatives, extracts, and cannabinoids,2 Congress impliedly removed popular Hemp products, such as Hemp-derived CBD, from the purview of the CSA. Accordingly, the U.S. Drug Enforcement Agency ("DEA") no longer has regulatory authority to interfere with the interstate commerce of Hemp products, so long as the THC level is at or below 0.3% on a dry weight basis. The 2018 Farm Bill also provides that state and Native American tribal governments may impose separate restrictions or requirements on hemp growth and the sale of Hemp products. However, they cannot interfere with the interstate transportation or shipment of lawfully produced Hemp or Hemp products. As a result of the 2018 Farm Bill, federal law now provides that CBD derived from Hemp is not a controlled substance under the CSA; however, states take varying approaches to regulating the production and sale of Hemp and Hemp-derived CBD. Some states, including recently California, explicitly authorize and regulate the production and sale of Hemp-derived CBD or otherwise provide legal protection for authorized individuals to engage in commercial Hemp activities. Hemp cultivation is now permitted in all 50 states,3 but several states, including Missouri and Nebraska, do not expressly allow the sale of Hemp and Hemp-derived CBD. Additionally, a number of states prohibit the sale of ingestible CBD products based on the FDA’s position that, pursuant to the FD&C Act, it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are Hemp-derived.

The Company’s activities related to the production, marketing and sale of its products comply with the 2014 Farm Bill and/or 2018 Farm Bill, as currently applicable to its operations. However, certain government agencies (such as the FDA) and certain federal officials have challenged the scope of permissible commercial activity. FDA representatives, for example, have stated they believe that producers of some CBD-based products, including the Company, produce and sell their products in violation of the FD&C Act. Similarly, the Company’s marketing activities fall within the FDA’s jurisdiction, and in 2017, the FDA issued a Warning Letter to the Company for FD&C Act non-compliance, which the Company has responded to, in part to comply with the Warning Letter and in part to challenge FDA’s assertions in the letter. The Company has not received a response from the FDA and the Warning Letter remains open. While the FDA’s current position is that CBD cannot be marketed as a dietary supplement and is prohibited from use in food, the FDA is also currently evaluating whether, and how, Hemp-based CBD dietary supplements and food can be lawfully sold in the U.S. Over the past several years, FDA has issued numerous warning letters to companies marketing CBD products with disease or unlawful drug claims. The letters reiterate the agency’s position that CBD cannot be added to food and dietary supplements and targeted companies whose products violated the FD&C Act’s prohibition against: i) marketing CBD as or in a dietary supplement, human and animal food, or food additives; ii) marketing a dietary supplement, human and animal food, or cosmetic with disease or drug claims (i.e., claims suggesting that a product is intended to treat, cure, or prevent disease); iii) including a substance in human or animal food when that substance is not GRAS; and iv) selling products that are misbranded due to their failure to include “adequate directions for use by a layperson”. The FDA’s enforcement against the sale and marketing of CBD products has to date been limited to the issuance of warning letters, although enforcement could include civil and criminal penalties. The legal status of CBD in food and dietary supplements is
2 Agriculture Improvement Act of 2018 (section 10113) (defining hemp under the Agricultural Marketing Act of 1946, 7. U.S.C. 1621).
3 The District of Columbia does not currently permit hemp cultivation.

under active consideration by the FDA as of the date of this Form 10-K, as indicated by the FDA’s January 2021 statement whereby the agency reaffirmed that it is actively evaluating the regulatory frameworks that apply to Cannabis-derived products intended for non-drug uses, and whether any new FDA regulations are warranted. While the Company disagrees with the position of the FDA, there is risk that this agency could take enforcement or regulatory actions against the Company.
Legal barriers applicable to, and risks associated with, selling Hemp and Hemp-derived CBD products result from a number of factors, including the fact that Hemp and marijuana are both derived from the Cannabis sativa L. plant, the rapidly changing patchwork of state laws governing Hemp and Hemp-derived CBD, and the FDA’s position that it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, i.e. the FDA’s position that CBD cannot be marketed in a dietary supplement on the basis that substantial clinical trials studying CBD as a new drug were made public prior to the marketing of any food or dietary supplement containing CBD, and therefore food or dietary supplements are precluded from containing this ingredient, referred to as the IND Preclusion. However, the removal of Hemp and its extracts, including CBD, from the CSA pursuant to the 2018 Farm Bill, and the FDA’s indication that it is considering using its authority to issue a regulation that could specifically allow Hemp-derived ingredients in foods and supplements, are major developments toward resolving these regulatory barriers. Stakeholders take different positions regarding the scope of legal activity in light of the interplay of federal and state law, and in light of recent developments, such as the 2018 Farm Bill, the September 30, 2017 decision of the World Anti-Doping Agency to drop CBD from its list of prohibited substances, and the World Health Organization Expert Committee on Drug Dependence review report finding that CBD is “generally well tolerated with a good safety profile” and low abuse potential.4

Furthermore, on May 28, 2020, the FDA submitted draft guidance to the White House Office of Management and Budget relating to research considerations for Cannabis and Cannabis-derived compounds, which reflects the FDA’s continued steps to consider the safety and advancement of Cannabis-derived compounds. In a trade press article regarding this guidance, FDA confirmed that it is “working toward a goal of providing additional guidance and [has] made substantial progress,” while also reiterating the need to obtain additional data on the safety, effectiveness, and quality of CBD products.5 In addition, in July 2020 the FDA submitted a Cannabidiol Enforcement Policy Draft Guideline for Industry to the Office of Management and Budget. However, the FDA withdrew this guidance in January 2021 at the request of the Biden Administration. It has not yet indicated whether or when a new guidance document will be submitted.

Should the Company determine to sell products containing greater than 0.3% THC, additional regulatory regimes, both in the U.S. and internationally, will apply. However, at this time no such product has been developed by the Company.

The foregoing is an abbreviated overview of the Company’s position on the legality of the Company’s operations in the United States. Additional background and a more thorough analysis of applicable U.S. and international regulatory regimes are set out in greater detail below.

United States Federal Regulation of Hemp
Development of Current Regulatory Framework

Summary

In addition to customary regulations applicable to any commercial business, the Company’s operations are subject to state and federal regulation in respect of the cultivation of Hemp and the production, distribution and sale of products intended for human ingestion or topical application and, with respect to certain products, by animals.
4 World Health Organization Expert Committee on Drug Dependence, Cannabidiol (CBD) Pre-Review Report, November 10, 2017.
5 See https://www.foodnavigator-usa.com/Article/2020/06/05/FDA-says-it-s-made-substantial-progress-on-CBD-regs-CV-Sciences-weighs-in-on-food-vs-pharma-path-man-sues-CBD-firm-after-failing-drugs-test

Hemp is an agricultural commodity cultivated for use in the production of a wide range of products globally. Among others, Hemp is used in the agriculture, textile, recycling, automotive, furniture, food and beverage, paper, construction materials and personal care industries.

Botanically, hemp is categorized as Cannabis sativa L., a subspecies of the Cannabis genus. Numerous unique, chemical compounds are extractable from hemp, including THC and CBD. These cannabinoids are responsible for a range of potential psychological and physiological effects. Hemp, as defined in the 2018 Farm Bill, is distinguishable from marijuana, which also comes from the Cannabis sativa L. subspecies, by its absence of more than trace amounts (0.3% or less) of the psychoactive compound THC. Although international standards vary, other countries, such as Canada, have used the same THC potency standards to define hemp. Hemp was widely grown in the U.S. as an agricultural commodity from the colonial period into the early 1900s and was commonly used in the manufacture of paper, fabrics, and other products. By 1970, however, the CSA explicitly prohibited the cultivation of any variety of Cannabis without a DEA permit.

Per the plain language of the CSA, only certain parts of the Cannabis plant (generally, what was historically considered to be the psychoactive portions of the plant) are controlled and defined as marijuana, while other parts of the Cannabis plant (now inclusive of hemp) are exempted from CSA control. Consumer goods containing hemp seeds or “hemp hearts,” for example, have long been lawfully imported into the U.S. and legally sold in commerce due to the fact that the sterilized seeds are clearly exempt from the definition of marijuana under the CSA and are not otherwise controlled substances. Nonetheless, from the enactment of the CSA until the passage of the 2014 Farm Bill, cultivating hemp for any purpose in the U.S. without a DEA registration was federally illegal. The 2014 Farm Bill loosened the federal prohibition on the domestic production of hemp, by allowing hemp to be cultivated within the context of an agricultural pilot program and where permitted by state law. On December 20, 2018, the 2018 Farm Bill became law, and, on December 31, 2021, the 2014 Farm Bill and hemp programs authorized under this legislation expired. Unlike the 2014 Farm Bill, which did not amend the CSA but only preempted from CSA control certain specified activities, the 2018 Farm Bill explicitly amended the CSA to exclude from the definition of marijuana all parts of the Cannabis plant (including its derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not) containing a delta-9 THC concentration of not more than 0.3% on a dry weight basis, and excluded from the CSA definition of “tetrahydrocannabinol” any material, compound, mixture, or preparation that falls within the definition of Hemp. As a result, Hemp is no longer classified as a controlled substance, like marijuana. By defining Hemp to include its derivatives, extracts, and cannabinoids, Congress impliedly removed popular Hemp products, such as Hemp-derived CBD, from the purview of the CSA. Accordingly, the DEA no longer has regulatory authority to interfere with the interstate commerce of Hemp products. The 2018 Farm Bill also allows farmers to access crop insurance and fully participate in USDA programs for certification and competitive grants. State and tribal governments may impose separate restrictions or requirements on Hemp production, but they cannot interfere with the interstate transport of lawfully produced Hemp or Hemp products.

The 2014 Farm Bill

In 2014, Congress enacted the 2014 Farm Bill. The 2014 Farm Bill, the provisions of which expired as of December 31, 2021, authorized institutions of higher education and state departments of agriculture (and their contractual designees) to cultivate hemp, notwithstanding the CSA or any other federal law, provided that certain conditions are met.6 The scope of the 2014 Farm Bill was limited to cultivation that was: (a) for research purposes (inclusive of market research, which multiple federal agencies have confirmed includes commercial sales with a research purpose); (b) part of an “agricultural pilot program” or other agricultural or academic research; and (c) permitted by state law. Many states that adopted pilot programs under the 2014 Farm Bill have since replaced them with approved programs under the 2018 Farm Bill, described below.7 The various state Hemp programs had different requirements regarding the registration of cultivators and processors, the involvement of institutions of higher education, and
6 See http://www.ncsl.org/research/health/state-medical-marijuana-laws.aspx.
7 https://www.ams.usda.gov/rules-regulations/hemp/state-and-tribal-plan-review.

permissible commercialization.8 Activities determined to be compliant with the 2014 Farm Bill were protected from federal interference by successive Consolidated Appropriations Acts enacted during the years 2015 through 2021. The Consolidated Appropriations Acts generally prohibited the federal government’s use of funds in contravention of the 2014 Farm Bill and specifically prohibited such federal interference with regard to the “transportation, processing, sale, or use of . . . hemp, or seeds of such plant, that is grown or cultivated in accordance with the [2014 Farm Bill], within or outside the [s]tate in which the . . . hemp is grown or cultivated.” Rather than distinguishing between “hemp” and “marijuana” based on the part of the plant from which a product is derived, the 2014 Farm Bill definition included all parts of the Cannabis plant, and distinguished hemp from marijuana on the basis of the concentration of THC. Any plants that exceeded the 0.3% THC limitation were considered marijuana (a Schedule I controlled substance), and thus were not compliant with the 2014 Farm Bill. Activities determined to be outside the scope of the 2014 Farm Bill were not protected by the Appropriations Rider and were subject to federal enforcement action. Notwithstanding the passage of the 2018 Farm Bill and the publication of the interim final rule dated October 31, 2019 issued by the USDA in respect of commercial production of Hemp in the United States ("USDA IFR"), the hemp cultivation and research provisions contained in the 2014 Farm Bill remained in effect until December 31, 2021. Many states relied on their existing pilot program regimes—either in choosing to continue operating under the 2014 Farm Bill until its expiration or in submitting a 2018 Farm Bill plan to assume primary regulatory authority over Hemp production. Because the 2018 Farm Bill permits states and Native American tribes to regulate Hemp and Hemp-derived products more restrictively than the 2014 Farm Bill, variances in these jurisdictions’ laws and regulations on Hemp may to persist. Compliance with state law remains imperative under the 2018 Farm Bill.

FDA Approval of Epidiolex

On June 25, 2018, the FDA issued to GW Pharmaceuticals plc its approval for Epidiolex, the first Cannabis-derived prescription medicine to be available in the U.S. The active ingredient in Epidiolex is CBD isolate created from Marijuana-based plants.

The 2018 Farm Bill

The 2018 Farm Bill became law on December 20, 2018. Prior to this law, all non-exempt Cannabis plants grown in the United States were scheduled as a controlled substance under the CSA, and as a result, the cultivation of hemp for any purpose in the United States without a Schedule I registration with the DEA was, unless exempted by the 2014 Farm Bill, illegal under federal law. The passage of the 2018 Farm Bill materially changed federal laws governing Hemp by removing hemp from the CSA and establishing a federal regulatory framework for hemp cultivation. Specifically, the 2018 Farm Bill: (a) explicitly amended the CSA to exclude from the definition of marijuana all parts of the Cannabis plant (including its derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not) containing a THC concentration of not more than 0.3% on a dry weight basis; (b) allows the commercial production and sale of Hemp in interstate commerce; (c) establishes the USDA as the primary federal agency regulating the cultivation of hemp in the United States, while allowing states to adopt their own plans to regulate the same; and (d) affords farmers the opportunity to obtain crop insurance and research grants. The 2018 Farm Bill also excluded from the CSA definition of “tetrahydrocannabinol” any material, compound, mixture, or preparation that falls within the definition of hemp. By defining Hemp to include its derivatives, extracts, and cannabinoids, popular Hemp products, such as Hemp-derived CBD, are no longer subject to DEA control. Accordingly, the DEA no longer has regulatory authority to interfere with the interstate commerce of Hemp products, so long as the THC level of such products is at or below 0.3%.

Although the DEA no longer regulates Hemp, marijuana continues to be classified as a Schedule I controlled substance under the CSA. As a result, CBD and other cannabinoids, if derived from marijuana as defined by the CSA, also remain Schedule I controlled substances under U.S. federal law. Though chemically and genetically distinct, hemp and marijuana appear similar to the naked eye. The active enforcement against illegal marijuana and marijuana- based products under current federal law may inadvertently result in enforcement actions taken against hemp or Hemp-derived products.
8 Id.

The 2018 Farm Bill amends the Agricultural Marketing Act of 1946 to categorize hemp as an agricultural commodity under the regulatory purview of the USDA in coordination with state departments of agriculture. Although the USDA will be the primary federal regulatory agency overseeing hemp cultivation in the United States, states, U.S. territories, and Indian tribes desiring to obtain (or retain) primary regulatory authority over Hemp activities within their borders are allowed to do so after submitting a plan for regulation to the USDA, and receiving approval from the USDA for the same. Pursuant to the 2018 Farm Bill, states, U.S. territories, and tribal governments can adopt their own regulatory plans for hemp cultivation, even if more restrictive than federal regulations, so long as the plans meet minimum federal standards and are approved by the USDA. Hemp cultivation in states and tribal territories that do not choose to submit their own plans (and that do not prohibit hemp cultivation) will be governed by USDA regulation.

On January 19, 2021, the USDA released the USDA Final Rule (“USDA FR”), which governs the domestic production of hemp under the 2018 Farm Bill. The USDA FR also specifies the provisions that a state or tribal Hemp plan must contain to be in compliance with the 2018 Farm Bill. Once USDA formally receives a plan, the agency will have 60 days to review and approve or disapprove the plan. To date, the USDA has approved over 90 state and tribal hemp production plans. The status of the USDA's review of plans, is available at https://www.ams.usda.gov/rules-regulations/hemp/state-and-tribal-plan-review.

As introduced above, state and tribal governments may impose separate restrictions or requirements on hemp cultivation and the sale of Hemp products; however, states may not interfere with the interstate transportation or shipment of lawfully produced Hemp or Hemp products. This was confirmed in a May 2019 memorandum released by the USDA’s Office of General Counsel. That memorandum reiterates that, due to enactment of the 2018 Farm Bill, states and Native American tribes may not prohibit the interstate transportation or shipment of hemp lawfully produced under the 2014 or 2018 Farm Bills.

It is important to note that the 2018 Farm Bill preserves the authority and jurisdiction of the FDA, under the FD&C Act, to regulate the manufacture, marketing, and sale of food, drugs, dietary supplements, and cosmetics, including products that contain Hemp extracts and derivatives, such as CBD. As a result, the FD&C Act will continue to apply to Hemp-derived food, drugs, dietary supplements, cosmetics, and devices introduced, or prepared for introduction, into interstate commerce. As a producer and marketer of Hemp-derived products, the Company must comply with the FDA regulations applicable to manufacturing and marketing of FDA-regulated products. See “FDA Regulation”, below.

On March 5, 2020, former FDA Commissioner Dr. Stephen M. Hahn issued a statement on the FDA’s work related to CBD products. The statement makes clear that the FDA will continue its work to educate the public on CBD’s perceived safety risks and that the FDA is taking steps to solicit additional public feedback, data, and research on the science, safety, and quality of CBD products. These new steps include re-opening the public docket so that FDA can obtain additional scientific data on CBD, which will include a process by which confidential and proprietary information can be shared with the FDA and kept protected. Additionally, former Commissioner Hahn’s statement reiterates that the FDA will continue to monitor and police the CBD products marketplace and is evaluating the issuance of a risk-based enforcement policy that provides greater transparency and clarity regarding factors the FDA intends to consider in prioritizing enforcement decisions.

Much of former Commissioner’s Hahn statement was also included in the FDA’s congressionally mandated report on CBD, which was also submitted on March 5, 2020. The report confirms that the FDA is actively considering pathways to allow the marketing of CBD as a dietary supplement, which may include notice and-comment rulemaking and interim risk-based enforcement policies. The report signals the FDA’s continued interest in certain aspects of CBD, including effects from sustained use, effects from different methods of exposure, and effects on the developing brain and on the unborn child and breastfed newborn. The report also acknowledges that the FDA is receiving inquiries about whether “full spectrum” and “broad spectrum” Hemp products can currently be marketed and sold pursuant to the Farm Bill. The FDA’s current position is that products containing CBD cannot be marketed as a dietary supplement. The report does not set a timeline for agency action, but it does signal the FDA’s clear interest in a pathway for the use of CBD in dietary supplements, despite its current position on CBD. Further to this point, former Commissioner Hahn had publicly stated that it would be a “fool’s game” for the FDA to pull CBD products from the market entirely, as their use is already widespread.9

In January 2021, the FDA issued an update entitled “Better Data for a Better Understanding of the Use and Safety Profile of Cannabidiol (CBD) Products.”10 In the statement, the FDA acknowledges the rapid increase and interest in the availability of CBD and other products derived from Cannabis, and calls for “real-world data” on the use and safety of CBD. The call acknowledges the FDA’s current gaps in understanding of the safety profile of CBD, which may be addressed through obtaining real-world data and a robust evidentiary foundation to inform public health decisions regarding CBD. The FDA further notes that it is continuing to “evaluate the regulatory frameworks that apply to certain Cannabis-derived products that are intended for non-drug uses, including whether any new FDA regulations may be warranted.” However, it is unclear whether the new FDA Commissioner, Dr. Robert Califf will take the same stance on CBD as former Commissioners Hahn and Gottlieb.

On March 22, 2021, the FDA issued a news release announcing the issuance of warning letters to two companies for selling OTC products labeled as containing CBD, alleging that the products are illegally marketed unapproved drugs and misbranded due to prominent featuring of CBD on the labeling. A similar warning was issued to another online CBD retailer on July 22, 2021.

On October 16, 2021, the FDA published a “Cannabis-Derived Products Data Acceleration Plan,” a portfolio of pilot initiatives and partnerships designed to leverage novel data sources and advanced data analytics to identify current and emerging safety vulnerabilities in the cannabis-derived products market.11 Through the Data Acceleration Plan, FDA seeks to gather, in real time, information about potential safety problems or adverse events associated with cannabis-derived products, including CBD products, and information about general patterns of product use and emerging trends. According to FDA, “new approaches to detecting safety signals and other insights using diverse data sources and rigorous analytical methods can contribute significantly to FDA’s ability to respond to emerging and rapidly evolving product areas, like the [cannabis-derived products] market.” Sample pilot projects that are part of the Data Acceleration Plan take advantage of the information already available online, from certificates of analysis, to customer reviews and adverse event surveillance systems to detect safety signals and gaps in understanding needing to be filled by FDA- and industry-driven studies. FDA also plans to partner with other federal agencies, international regulatory bodies, and state-based regulatory organizations to gather additional data and develop its regulatory strategy. While the Data Acceleration Plan does not guarantee that the agency will create a pathway for it to approve CBD to be incorporated into food and dietary supplements, it indicates that the FDA is focused on modernizing and enhancing its ability to evaluate the CBD and other cannabinoid markets.

In addition, on December 17, 2020, the Federal Trade Commission ("FTC") announced enforcement proceedings against six companies making deceptive marketing claims related to CBD products. The companies allegedly made a range of scientifically unsupported claims about the products’ ability to treat serious health conditions, such as cancer, heart disease, and Alzheimer’s disease. On March 5, 2021, the FTC approved consent orders against the six companies that prohibit future deceptive conduct, with monetary penalties imposed on five of the six the companies. On July 6, 2021, the FTC announced the approval of a seventh administrative consent order against a CBD company, also for unsupported health claims.

9 See https://www.nutraingredients-usa.com/Article/2020/02/28/FDA-chief-Hahn-says-it-would-be-fool-s-game-to-try-to-shut-down-CBD-markets#.
10 See https://www.fda.gov/news-events/fda-voices/better-data-better-understanding-use-and-safety-profile-cannabidiol-cbd-products.
11 FDA, Cannabis Derived Products Data Acceleration Plan, October 2021, available at https://www.fda.gov/media/153183/download.

DEA IFR

On August 21, 2020, the DEA issued an interim final rule (the “DEA IFR”) concerning implementation of the 2018 Farm Bill. Even though the 2018 Farm Bill removed Hemp from scheduling under the CSA, the DEA IFR purports to clarify that material that exceeds 0.3% delta-9 THC remains controlled in Schedule I of the CSA. Additionally, the DEA IFR states that the 2018 Farm Bill does not impact the control status of synthetically derived THCs, for which the DEA claims that the amount of delta-9 THC is not a determining factor in whether the material is a controlled substance.

The DEA IFR has caused consternation throughout the Hemp industry because of concerns that it confuses the legality of in-process Hemp extract material that may temporarily and unintentionally exceed 0.3% delta-9 (before returning to or below 0.3% delta-9 THC in finished form). However, DEA spokesperson Sean Mitchell has indicated that the DEA is aware of the Hemp industry’s policy concerns and “has higher enforcement priorities, such as opioids and methamphetamine.” Moreover, more than 3,300 public comments were submitted in response to the interim rule, so it is possible that the DEA IFR will be modified and improved before becoming a final rule. Many of the comments, which were submitted by stakeholders and industry groups make clear that the DEA IFR is inconsistent with the 2018 Farm Bill and would create serious challenges for the hemp products industry. Further, in the Consolidated Appropriations Act, 2021, Congress included report language that directed the USDA to develop regulations to protect the transportation, sale, and storage of in-process Hemp extract. There is also a chance that the DEA IFR will be invalidated in its entirety. It is currently the subject of at least one federal lawsuit, which could result in the DEA IFR being struck down. In the Company’s opinion, the DEA IFR is improper and unconstitutional, and the Company’s products enjoy all of the protections of the 2018 Farm Bill and are not impacted by the DEA IFR.

On February 8, 2022, Representative Congresswoman Chellie Pingree (D-Maine) introduced the Hemp Advancement Act of 2022 to improve the 2018 Farm Bill’s hemp provisions and provide greater clarity and flexibility to hemp growers and processors.12 Specifically, the bill would: (1) raise the allowable THC threshold for hemp and in-process hemp extract to make the rules more workable for growers and processors, while ensuring that final hemp products sold to consumers are not intoxicating through a 0.3% limits of total THCs in products, and (2) remove the requirement that hemp testing occur in DEA-registered laboratories, among other updates to aimed at providing protections for the hemp industry.
H.R. 841 and S. 1698

On February 4, 2021, Rep. Kurt Schrader (D-OR-5) and Rep. Morgan Griffith (R-VA-9) introduced H.R. 841 for the second time. It would ensure that Hemp-derived CBD, and other non-intoxicating Hemp-derived compounds, could be lawfully marketed as dietary supplements. The bill would require CBD and Hemp extract product manufacturers to comply with the existing regulatory framework for dietary supplements, to help assure that such products are safe, properly labeled, and manufactured in accordance with current Good Manufacturing Practices and other health and safety provisions of the FD&C Act. Passage would also help stabilize the Hemp markets, open up a promising economic opportunity for U.S. agriculture, and fulfill the commitments made to Hemp farmers pursuant to the 2018 Farm Bill. Prospects for such passage are improved by the fact that the prior version of H.R. 841, introduced during the 116th Congress (2019-2020), won the bipartisan support of 30 co-sponsors and was referred to the House Committee on Energy and Commerce. However, the bill failed to win passage prior to the congressional session ending.

On May 19, 2021, Senators Ron Wyden (D-OR), Rand Paul (R-KY) and Jeff Merkley (D-OR) introduced S. 1698, the Hemp Access and Consumer Safety Act. The bill would allow the use of CBD and other hemp-derived ingredients in both dietary supplements and food and beverage products. It also provides FDA with the authority to establish labeling and packaging requirements for supplements and foods that contain hemp, hemp-derived CBD, or other hemp ingredients, and would permit FDA to take additional enforcement action against supplements that do
12 See https://pingree.house.gov/news/documentsingle.aspx?DocumentID=3970.

not meet the FD&C Act’s definition of “dietary supplement.” Prospects for the passage of H.R. 841 and S. 1698 are unclear.

In addition, on July 14, 2021, Senators Chuck Schumer (D-NY), Ron Wyden (D-OR), and Cory Booker (D-NJ) released a discussion draft of the “Cannabis Administration and Opportunity Act” (CAOA). The bill removes marijuana from Schedule I of the Controlled Substances Act and establishes a federal regulatory framework for adult-use Cannabis products. “Hemp” as defined by the 2018 Farm Bill would be excluded from the bill’s definition of “cannabis.” However, the CAOA also contains provisions to regulate hemp-derived CBD as a dietary supplement, provided certain requirements are met. Among other things, the language would: require submission of NDI notifications for supplements that contain CBD; authorize FDA to set a recommended daily serving limit for CBD and labeling/packaging requirements for CBD-containing supplements, both of which may be established through an interim final rule instead of traditional notice-and-comment procedures. The legislation also provides FDA with additional enforcement authority for dietary supplements, which the agency believes is necessary to address issues such as synthetic CBD. To date, the bill has not been formally introduced, and its prospects are uncertain.

On November 15, 2021, Congresswoman Nancy Mace (R-SC) introduced the H.R. 5977, the “States Reform Act,” another comprehensive cannabis reform bill seeking to legalize and regulate marijuana at the federal level. The States Reform Act would deem cannabis and industrial hemp as having been marketed in the United States as dietary ingredients before October 15, 1994, and would also deem them generally recognized as safe based on common use in food prior to January 1, 1958. Thus, under the States Reform Act, FDA would be prohibited from applying the dietary supplement and food additive preclusions to cannabis and industrial hemp. As of the date of this Form 10-K, the States Reform Act has four Republican co-sponsors, and the backing of several industry advocacy groups. H.R. 5977’s prospects of passage are unclear.

On December 2, 2021, Representative Kathleen Rice (D-NY), plus cosponsors Representatives Morgan Griffith (R-VA), Angie Craig (D-MN), and Dan Crenshaw (R-TX) introduced H.R. 6134, the “CBD Product Safety and Standardization Act of 2021.” This proposal pertains specifically to food and beverages containing CBD, and would allow FDA to regulate CBD in food as it would any other food ingredient. It would also require FDA to establish regulations specifying the maximum amount of hemp-derived CBD a food or beverage may have per serving; labeling and packaging requirements; and conditions of intended use for the product. H.R. 6134’s chances of passage are unclear.

State Regulation of Hemp in the United States

At present, the Company sources its Hemp only from proprietary operations and contract suppliers located in Colorado, Kentucky and Oregon that are in compliance with state and federal regulations. However, the Company is aware of variations in certain states’ definition of Hemp as compared with the definition of Hemp in the 2018 Farm Bill, although the majority of states have aligned their definition of Hemp with the federal definition. All Hemp produced and sold by the Company constitutes Hemp under the 2018 Farm Bill and under the laws of the states in which it produces and sells such Hemp.

Under the 2018 Farm Bill, states retain significant discretion and authority to adopt their own regulatory regimes governing hemp production. As a result, regulation of Hemp and the products derived therefrom will likely continue to vary on a state-by-state basis even though the 2018 Farm Bill has been fully implemented. In addition, states take varying approaches to regulating the production and sale of hemp-derived CBD. While all states have removed lawfully produced hemp from their controlled substance laws, only certain states explicitly authorize and regulate the sale of hemp-derived CBD products, or otherwise provide legal protection for authorized individuals to engage in commercial hemp activities. For example, Kentucky, Tennessee, Indiana, Florida, Colorado, and other states have passed laws that explicitly exempt hemp extracts such as CBD from legal prohibitions applicable to controlled substances such as marijuana. In other states, the sale of CBD, notwithstanding its origin, may be explicitly authorized only under state medical or adult-use marijuana program licensees. Additionally, a number of states prohibit the sale of ingestible CBD products based on FDA’s position that, pursuant to the FD&C Act, it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. Since the Company’s products are specifically excepted from the CSA by the 2018 Farm Bill’s definition of Hemp, it is the Company’s position that such state laws would specifically except them as well.

The treatment of the legality of Hemp-derived CBD products by state and local law enforcement authorities is broadly disparate. These products have been sold at retail and online in all fifty states for many years, and law enforcement actions have been limited and, in some cases, discontinued after initial enforcement actions.

Accordingly, the sale of CBD at the retail level in some U.S. states remains a gray and evolving area of the law. An increasing number of states – including California, Hawaii, Florida, Kentucky, Iowa, Texas, Utah, Virginia, and West Virginia – have passed legislation that explicitly permit the sale of CBD. Several of these states also place additional requirements on the sale of CBD products such as specific testing, labeling, or registration of products. The Company has chosen to sell its products in all fifty states, understanding that there is a risk of state or local law enforcement or regulatory action, and that state-specific requirements may vary significantly. Moreover, the Company has limited access to information regarding or control over which states its products may transit through between production and sale.

Colorado is the only jurisdiction in which the Company directly cultivates Hemp. The Company has obtained the following licenses issued by the Colorado Department of Agriculture: (i) Registration issued April 3, 2021 in respect of Indoor Commercial Industrial Hemp Registration — 3,000 sq. ft.; (ii) Registration issued March 22, 2021 in respect of Indoor Commercial Industrial Hemp Registration — 18,600 sq. ft.; (iii) Registration issued February 3, 2021 in respect of Outdoor Commercial Industrial Hemp Registration — 120 acres; (iv) Registration issued February 12, 2021 in respect of Outdoor Commercial Industrial Hemp Registration — 1 acre and 11,200 sq. ft. The foregoing licenses are in respect of cultivation only as a license from the state of Colorado is not required for the subsequent sale of its products.

The Company’s cultivation division has increased its focus on research, while continuing operations in Colorado, Oregon and Kentucky, to further its competitive advantage in optimizing regional genetics and developing the Company’s scalable drying and harvesting systems.

The varying regulations with respect to the treatment of Hemp from state to state continue to evolve. The regulations of the particular states most impactful to the Company’s business are described below.

Colorado

The bulk of the Company’s operations are based in Colorado as a result of the state’s legalization of Hemp and mature regulatory program.

Passed in 2012, Amendment 64 to the Colorado Constitution directed the General Assembly to enact legislation governing the cultivation, processing and sale of Hemp by July 1, 2014.13 In 2013, responsibility for establishing regulations pertaining to the cultivation of Hemp, including registration and inspection, was delegated to the Colorado Department of Agriculture ("CDA").14 The CDA adopted rules and regulations that set forth requirements for registration, inspection, and testing.15 Registration requirements include but are not limited to: disclosing the name and address of the entity that will hold the registration, and the name of each officer, director, member, partner or owner of at least 10% of the entity and any other person who has managing or controlling authority over the entity; providing the CDA with GPS coordinates and a map of the land area where the Hemp will be cultivated;
13 Colo. Const. art. XVIII, § 16.
14 8 CCR 1203-23.
15 Id.

listing the intended use of harvested Hemp materials; and payment of a non-refundable fee16. All registrants are subject to routine inspection and sampling by the CDA to verify that the THC concentration of the plants being cultivated does not exceed 0.3% on a dry weight basis, and to ensure registrants are complying with applicable reporting requirements.17 Reporting requirements include a pre-planting report detailing the varieties to be planted, a planting report specifying the exact land areas where planting occurred, and a harvest report documenting the size of the harvest and the anticipated harvest date.18

After the passage of the 2014 Farm Bill, the Colorado legislature passed the Colorado Industrial Hemp Regulatory Program Act establishing the Colorado Industrial Hemp Regulatory Program.19 The Colorado Industrial Hemp Regulatory Program Act expressly authorizes two distinct categories of hemp cultivation registration to be issued and administered by the CDA: (i) R&D; and (ii) commercial. “Research and Development” is defined as the “cultivation of Hemp by an institution of higher education or other entity approved by the [CDA] for purposes of agricultural or academic research in the development of growing Hemp.”20 In comparison, “Commercial” is defined as “the growth of Hemp, for any purpose including engaging in commerce, market development and market research, by any person or legal entity other than an institution of higher education or under the pilot program administered by the [CDA] for purposes of agricultural or academic research in the development of growing Hemp.”21

The Company believes that cultivation registrations for R&D purposes that operate in compliance with CDA rules and regulations comply with the conditions of the 2014 Farm Bill and the 2018 Farm Bill, and cultivation registrations for commercial purposes operating in compliance with CDA rules and regulations comply with the 2014 Farm Bill and the 2018 Farm Bill.

Finally, on May 30, 2018, the governor of Colorado signed House Bill 18-1295 into law. This legislation modified the Colorado Food and Drug Act to establish that food, cosmetics, drugs, and devices, as those terms are defined in the act, are not adulterated or misbranded by virtue of containing Hemp. This law codified a policy established in 2017 by the Colorado Department of Public Health and Environment ("CDPHE") that allowed for the production and sale of food products containing Hemp, so long as certain express conditions were satisfied. Under applicable legislation, food products containing Hemp must be produced by a wholesale food manufacturing facility that has registered with the CDPHE, and the finished product must contain a delta-9 THC concentration of no more than three-tenths of one percent (0.3%).

Following the implementation of the 2018 Farm Bill through the USDA FR, Colorado continued to operate its 2014 Farm Bill pilot program in 2021. On August 10, 2021, the USDA approved CDA’s State Hemp Management Plan, which became effective January 1, 2022. In addition, in February 2021 CDPHE adopted revised regulations concerning Hemp products, effective April 14, 2021, that establish new manufacturing, testing, and labeling requirements for Hemp products.

Kentucky

Kentucky established a robust agricultural pilot program in 2013,22 which it expanded in 2017. Program participants may grow, cultivate, handle, process or market Hemp and Hemp products. The Kentucky Department of Agriculture
16 Id.
17 Id.
18 Id.
19 See C.R.S. §§35-61-101, et seq.
20 8 CCR §1203-23(1.28).
21 8 CCR §1203-23(1.5).
22 Ky. Rev. Stat. §§ 260.850-.869.

has promulgated regulations23 and issued a policy guide for the program, both of which have served as models for newer Hemp regimes in other states.

Kentucky adopts the definition of “Hemp”24 set forth under the 2018 Farm Bill. Kentucky’s definition of marijuana25 excludes lawful Hemp and Hemp products.

Kentucky’s definition of marijuana specifically exempts Hemp products that do not contain any living plants, viable seeds, leaf materials or floral materials, as well as CBD products derived from hemp.26

Following the implementation of the 2018 Farm Bill through the USDA FR, Kentucky continued to operate its 2014 Farm Bill pilot program in 2021. Kentucky’s State Plan was submitted to FDA on September 15, 2021. The State Plan has been approved by USDA and became effective January 1, 2022.

While the Company itself is not a program participant, it does take steps to ensure that the Kentucky-based suppliers with which it contracts are participants in the Kentucky agricultural pilot program, including requiring suppliers to represent and warrant their compliance with Kentucky law in writing and obtaining a copy of the applicable License issued to such supplier.

Oregon

Oregon’s Hemp laws are also evolving. Hemp extracts and CBD are referred to or defined in Oregon’s Hemp statutes and the state’s hemp regulations,27 pursuant to which an “industrial hemp commodities or product” includes CBD and other compounds derived from hemp.28 Further, all cannabinoid products from hemp must be tested for their THC and CBD content and microbiological contaminants.29 Only a grower registered with Oregon Department of Agriculture (the “ODA”) may produce Hemp, and only a handler registered with the ODA may process Hemp. A separate registration is required to handle Hemp seed. There are further restrictions on who a Hemp registrant can sell to30 and the Company’s packaged goods must comply with Oregon’s THC, CBD and microbiological testing requirements. In addition, Oregon restricts the sale of hemp products with 0.5 milligrams or more total THC per package to those age 21 and older.

Following the implementation of the 2018 Farm Bill through the USDA FR, Oregon continued to operate its 2014 Farm Bill pilot program in 2021. On October 1, 2021, the ODA submitted a draft hemp plan to USDA for approval, and the plan was approved on January 6, 2022.

While the Company itself is not registered in Oregon, it does take steps to ensure the Oregon-based suppliers with which it contracts are appropriately registered with the ODA, including requiring suppliers to represent and warrant such compliance in writing and obtaining a copy of the applicable License issued to such supplier.

FDA Regulation

The governing food and drug law in the United States is the FD&C Act. One purpose of the FD&C Act is to forbid the movement in interstate commerce of adulterated and misbranded food, drugs, devices and cosmetics. 31 The FDA
23 302 Ky. Admin. Regs. 50:010-080.
24 Ky. Rev. Stat. § 260.850(5)
25 Ky. Rev. Stat. § 218A.010(28)
26 Ky. Rev. Stat. § 218A.010(28)(b), (e)-(g).
27 See Oregon Revised Statutes § 571.260 et seq.; Oregon Administrative Rules § 603-048-0010 et seq.
28 OAR § 603-048-0010 (24)(a).
29 Id. at § 603-048-2320, 603-048-2340.
30 OAR § 603-048-0100(4).
31 https://www.fda.gov/about-fda/fda-basics/how-did-federal-food-drug-and-cosmetic-act-come-about.

is responsible for protecting the public health by ensuring the safety, efficacy, and security of human and veterinary drugs, biological products, and medical devices; and by ensuring the safety of the nation's food supply, cosmetics, and products that emit radiation.32 The FD&C Act prohibits the use in a food or dietary supplement of an ingredient that has already been approved as a new drug, or an article authorized for investigation as a new drug for which substantial clinical investigations have been instituted and made public. To date, the FDA has approved one product containing CBD as a drug, and continues to take the position that CBD cannot be marketed as a dietary supplement or added to food because a product containing CBD was approved as a drug and substantial clinical trials studying CBD as a new drug were made public prior to the marketing of any food or dietary supplements containing CBD, and therefore dietary supplements or food are precluded from containing this ingredient. While the Company disagrees with the FDA's position, this creates additional barriers to selling certain CBD and CBD-based products in the U.S.

Notably, the FDA does not impose the same restrictions on the use of CBD in cosmetic products. The agency states on its website that “[c]ertain cosmetic ingredients are prohibited or restricted by regulation, but currently that is not the case for any cannabis or cannabis-derived ingredients.”33 However the FDA further notes that such products must comply with all applicable legal requirements including the adulteration and misbranding provisions of the FD&C Act specific to cosmetic products.

The Dietary Supplement Health and Education Act (the “DSHEA”), an amendment to the federal FD&C Act, established a framework governing the composition, safety, labeling, manufacturing, and marketing of dietary supplements in the United States. Generally, under DSHEA, dietary ingredients marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e. dietary ingredients “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” and is not “chemically altered.” Any NDI notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient ”will reasonably be expected to be safe.”

As noted above, the FDA has taken the position that CBD cannot be marketed as a dietary supplement because it has been the subject of investigation as a new drug (referred to as “IND Preclusion”). According to the FDA, the submission of the IND for Epidiolex and Sativex by Greenwich Biosciences, the U.S. subsidiary of London-based GW Pharmaceuticals, preceded the sales and marketing of CBD as a dietary supplement. Excluded from the DSHEA definition of a dietary supplement is: “an article authorized for investigation as a new drug, antibiotic, or biological for which substantial clinical investigations have been instituted and for which the existence of such investigations has been made public, which was not before such approval, certification, licensing, or authorization marketed as a dietary supplement or as a food unless the Secretary, in the Secretary’s discretion, has issued a regulation, after notice and comment, finding that the article would be lawful under this Act.” It is the FDA’s interpretation of the IND Preclusion that the preclusion date is the date in which it authorized the drug for investigation; however, the Company believes there are significant arguments against this position in that all conditions of the statute must be met before the IND Preclusion applies, including (1) authorization for investigation as a new drug; (2) substantial clinical investigations must be instituted; (3) such substantial investigations must be made public; and (4) all of the above must occur prior to the marketing of the article as a food or dietary supplement.

On July 23, 2021 the Company was advised by the FDA of its objection to a New Dietary Ingredient Notification (“NDIN”) submitted by the Company earlier in 2021. The FD&C Act requires that manufacturers who wish to market dietary supplements that contain "new dietary ingredients" ("NDI") notify the FDA with their basis for concluding that the NDI is reasonably expected to be safe under the conditions of use recommended or suggested in the labeling. The Company’s submission was objected to on the basis that its CBD containing a full spectrum hemp
32 U.S. Food and Drug Administration, Mission Statement: https://www.fda.gov/about-fda/what-we-do.
33 U.S. Food and Drug Administration, “FDA Regulation of Cannabis and Cannabis-Derived Products, Including Cannabidiol (CBD), Questions and Answers,” https://www.fda.gov/news-events/public-health-focus/fda-regulation-cannabis-and-cannabis-derived-products-including-cannabidiol-cbd#qandas.

extract does not meet the definition of a dietary supplement due to the IND Preclusion and insufficient safety data. The Company does not agree with a number of conclusions reached by the FDA, in particular with respect to their analysis of safety data provided. While the objection has not impacted the Company’s existing business, the Company will continue to engage with the FDA and lawmakers with the objective of securing a favorable ruling and/or facilitating the promulgation of definitive legislation establishing an appropriate regulatory environment to protect consumers and to establish guidance for manufacturers.

The CBD CLINIC, CBDMEDIC, and HARMONY HEMP brands include products that are OTC drug products regulated by the FDA. To legally market an OTC drug product, the FD&C Act and FDA regulations promulgated under its authority require FDA approval of a New Drug Application (“NDA”) that includes substantial evidence of effectiveness based on adequate and well-controlled studies, or an Abbreviated New Drug Application (“ANDA”). Alternatively, an OTC drug product may be marketed without an FDA approved NDA or ANDA if the drug product is manufactured in compliance with an OTC drug regulation, referred to as a monograph, which has been established for that therapeutic class of drug. The OTC drug monographs identify permissible active ingredients, labeling, and claims. OTC monographs generally do not specify inactive ingredients that may be used in the manufacture of OTC drugs. OTC drugs marketed in compliance with a final monograph are generally recognized and safe and effective, and are exempt from premarket approval requirements.

The FDA has also issued “tentative final monographs,” which are proposed rules or administrative orders that, when finalized, will become final monographs. The FDA allows drugs that comply with the tentative final monograph to be marketed under its enforcement discretion policy. Once the monograph is finalized for that therapeutic class of drug, marketing must then conform to the final monograph, or the OTC drug products will be considered adulterated or misbranded under the FD&C Act and marketing will be prohibited.

The active ingredients in the Company’s products offered under CBD CLINIC, CBDMEDIC, and HARMONY HEMP brands (lidocaine, menthol and camphor) are currently covered by an OTC tentative final monograph for external analgesic drug products, which was published in the Federal Register on February 8, 1983 (48 FR 5852). The tentative final monograph does not specify what inactive ingredients may be used in the manufacture of such analgesics. This tentative final monograph is part of the FDA’s ongoing review of OTC drug products.

Inactive ingredients do not require individual approval by the FDA. The FDA evaluates an inactive ingredient within the context of an NDA. After approval of the NDA, the FDA will list the inactive ingredients in the approved drug product in the FDA’s Inactive Ingredient Database. Based on the listings in this Database, the FDA has not approved an NDA for a new drug containing CBD as an inactive ingredient. FDA does not list OTC inactive ingredients in the Inactive Ingredient Database for OTC drug products manufactured and marketed in accordance with an OTC monograph. It is the drug manufacturer’s responsibility to ensure the suitability and safety of the inactive ingredients in its OTC monographed drug products.

There is inherent risk in marketing an OTC product containing CBD as an active or inactive ingredient, or a dietary supplement containing CBD due to IND Preclusion based on the drug approval awarded to Epidiolex and the FDA’s existing guidance on the introduction of CBD in the food supply and marketing hemp as a dietary supplement. FDA policies and regulations may change from time to time, requiring formulation, packaging, or labeling changes or requiring the submission of an NDA for a drug product containing any amount of CBD. Although some states have passed laws that permit certain CBD products despite contrary federal laws, such state laws may also change. The Company cannot predict whether new federal or state regulations or legislation affecting the use of CBD in OTC drug products or any of the activities of the Company will be enacted or what effect any regulation or legislation would have on the Company’s business.

On March 22, 2021, the FDA issued a news release announcing the issuance of warning letters to two companies for selling OTC products labeled as containing CBD, alleging that the products are illegally marketed unapproved drugs.34 The letters explain that, because CBD has known pharmacological effects on humans, with demonstrated risks, it cannot be legally marketed as an inactive ingredient in OTC drug products that are not reviewed and approved by the FDA. In the letters, the FDA also alleged the products are misbranded due to the prominent featuring of CBD on the labeling, which the Agency stated is misleading because it presents the CBD inactive ingredients “in a manner that creates an impression of value greater than their true functional role in the formulation.” 35

The CBD CLINIC and CBDMEDIC products are manufactured by a third-party manufacturer, Aidance, in an FDA-registered facility which complies with cGMP requirements. The CBD CLINIC and CBDMEDIC products are manufactured under the Aidance Manufacturing and Services Agreement and are marketed in compliance with an OTC tentative final monograph for external analgesic drug products as described above. As such, the Company takes the position that these products are exempt from the requirements for an NDA or ANDA pre-market approval. Aidance, as the manufacturer, has registered the facility and listed each of the Company’s FDA products with the FDA on the FDA website, whereby a National Drug Code (“NDC”) number was issued for the product. The Company currently has approximately 40 products that have been issued an FDA NDC number. There is no assurance that the position taken by the Company that its products are exempt from the requirements for an NDA or ANDA pre-market approval will not, in the future, be challenged by the FDA, which could result in material adverse effects to the Company and its business.

The FD&C Act provides that a substance added to food is unsafe unless the substance is GRAS ("Generally Recognized as Safe"). The FDA has not recognized CBD as GRAS for human consumption, although certain hemp seed derivatives may be considered GRAS.36 37 Further research is needed to determine if other cannabinoids would be considered GRAS or what steps would be necessary for them to be recognized as GRAS. In the meantime, stakeholders including the Company are collecting data to pursue a GRAS determination for CBD, as the FDA has indicated it cannot conclude that CBD is GRAS due to the current lack of information to support this determination. As discussed below on March 6, 2020, the Company achieved self-affirmed GRAS status for its hemp extract, adding to the current body of scientific literature on the safe use of CBD. Enforcement of this prohibition on the use of CBD in food has been generally limited to products making unlawful drug or disease claims, with the FDA also asserting its position that CBD is not a permissible food or dietary supplement ingredient. The Company’s products containing CBD derived from Hemp are not marketed or sold using claims that the products are intended to diagnose, mitigate, treat, cure, or prevent disease in violation of the FD&C Act.

In October 2017, the Company received a warning letter from FDA regarding claims being made for its products and citing to FDA’s position concerning the IND Preclusion (the “Warning Letter”). The Company responded in two phases: (1) one letter identifying corrective actions made to its website and marketing related to product claims; and (2) a separate letter responding to FDA’s comments on IND Preclusion and establishing the Company’s position that CBD is not precluded from being a food or dietary ingredient since it was marketed in a food or dietary supplement prior to substantial clinical investigations being instituted and being made public.
On May 23, 2018, the Company received a response from FDA noting the changes to the Company’s website and marketing, but also indicating the FDA did not agree with the Company’s position that CBD is not precluded from being a food or dietary ingredient since it was marketed in a food or dietary supplement prior to substantial clinical investigations being instituted and being made public. As stated above, the Company does not agree with the FDA’s position regarding the legality of CBD as ingredients in foods and dietary supplements. The Company has asked
34 U.S. Food and Drug Administration, “FDA Warns Companies Illegally Selling Over-the-Counter CBD Products for Pain Relief,” https://www.fda.gov/news-events/press-announcements/fda-warns-companies-illegally-selling-over-counter-cbd-products-pain-relief.
35 See 21 CFR 201.10(c)(4), Drugs; statement of ingredients.
36 21 USC § 348(a)(3). DEA has allowed 3 GRAS notifications for hemp seed: https://www.fda.gov/food/cfsan-constituent-updates/fda-responds-three-gras-notices-hemp-seed-derived-ingredients-use-human-food.
37 21 CFR § 1308.35 (a)(2). The DEA’s final rule on legal hemp materials and products specifically excludes materials used for human consumption.

FDA to elaborate on the basis for its position in a July 11, 2018 letter to the agency, since FDA’s May 23, 2018 response did not provide any such basis. To date, the Company has not received a direct response to its July 11, 2018 letter.

On December 20, 2018, the FDA released a statement from former Commissioner Scott Gottlieb, which restated FDA’s current position, opining that products containing CBD ingredients may not be sold as food or dietary supplements. The statement also contained, for the first time, a clear path toward FDA’s permanent and formal acceptance of hemp-derived CBD as a food or dietary supplement ingredient. For the first time, the FDA has indicated that it is considering using its authority to issue a regulation that will specifically allow hemp-derived CBD in foods and supplements.

Statements from the FDA issued in July 2019 made clear that the FDA is “[p]aving the way for regulatory clarity[.]” 38 FDA “is committed to evaluating the regulatory frameworks for non-drug uses, including products marketed as foods and dietary supplements[.]” 39 Importantly, FDA “recognize[s] that there is substantial public interest in marketing and accessing CBD in food, including dietary supplements . . . [and that] [t]he statutory provisions that currently prohibit marketing CBD in these forms also allow the FDA to issue a regulation creating an exception, and some stakeholders have asked that the FDA consider issuing such a regulation to allow for the marketing of CBD in conventional foods or as a dietary supplement, or both.”40

As it continues down this path, the FDA is “[l]istening to and learning from stakeholders[.]” 41 The FDA held a public hearing on May 31, 2019 to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling, and sale of products containing Hemp or Hemp-derived compounds. Numerous hemp industry stakeholders and consumers shared their perspectives and have met with the FDA’s CBD Working Group, which is reviewing the use of CBD as a food and dietary supplement ingredient.

On July 16, 2019, the FDA issued a consumer update on its efforts to address “unanswered questions about the science, safety, and quality of products containing CBD” through the feedback from the May 31, 2019 hearing and information and data gathered through a public docket.42 Specifically, the FDA noted concerns regarding potential liver toxicity, questions about cumulative exposure to CBD over time, the effects of CBD on special populations (e.g., the elderly, children, adolescents, pregnant and lactating women), and the safety of CBD use in animals including pets. On October 16, 2019, the FDA issued another consumer update cautioning against the use of CBD, THC, and marijuana during pregnancy or while breastfeeding due to the current lack of comprehensive research studying the effects of CBD on the developing fetus, pregnant mother, or breastfed baby. 43 On November 25, 2019, the FDA provided another consumer update stating there is limited available information about CBD, including about its effects on the body. 44 The FDA also sent another round of warning letters to companies marketing CBD products with disease claims. Some letters were jointly issued by the FTC. In addition, the agency reiterated its position that CBD cannot be added to food and dietary supplements and stated that it is “not aware of any basis to conclude that CBD is GRAS [Generally Recognized as Safe] among qualified experts for its use in human or animal
38 Amy Abernathy, M.D., Ph.D., et al., “FDA is Committed to Sound, Science-based Policy on CBD,” fda.gov, https://www.fda.gov/news-events/fda-voices-perspectives-fda-leadership-and-experts/fda-committed-sound-science-based-policy-cbd.
39 Id.
40 Id.
41 Id.
42 Id.
43 U.S. Food and Drug Administration, “What You Should Know About Using Cannabis, Including CBD, When Pregnant or Breastfeeding,” https://www.fda.gov/consumers/consumer-updates/what-you-should-know-about-using-cannabis-including-cbd-when-pregnant-or-breastfeeding.
44 U.S. Food and Drug Administration, “FDA warns 15 companies for illegally selling various products containing cannabidiol as agency details safety concerns,”https://www.fda.gov/news-events/press-announcements/fda-warns-15-companies-illegally-selling-various-products-containing-cannabidiol- agency-details.

food.” 45 As stated above, the letters targeted companies whose products violated the FD&C Act’s prohibition against: i) marketing CBD as or in a dietary supplement, human and animal food, or food additives; ii) marketing a dietary supplement, human and animal food, or cosmetic with disease or drug claims (i.e., claims suggesting that a product is intended to treat, cure, or prevent disease); iii) including a substance in human or animal food when that substance is not GRAS; and iv) selling products that are misbranded due to their failure to include “adequate directions for use by a layperson”.

On March 5, 2020, former FDA Commissioner Dr. Stephen M. Hahn issued a statement on the FDA’s work related to CBD products. The statement makes clear that the FDA is taking steps to solicit additional public feedback, data, and research on the science, safety, and quality of CBD products. These new steps include re-opening the public docket so that FDA can obtain additional scientific data on CBD, which will include a process by which confidential and proprietary information can be shared with the FDA and kept protected. Additionally, former Commissioner Hahn’s statement reiterates that the FDA will continue to monitor and police the CBD products marketplace and is evaluating the issuance of a risk-based enforcement policy that provides greater transparency and clarity regarding factors the FDA intends to consider in prioritizing enforcement decisions.

The Company believes it is clear from former Commissioner Hahn’s statements, and also from FDA’s prior guidance, that topical cosmetic products are not currently subject to the same regulatory scrutiny as ingestible products that contain CBD. For instance, while FDA notes that topical products must comply with all applicable legal requirements including the adulteration and misbranding provisions of the FD&C Act specific to cosmetic products, FDA’s website states that “[c]ertain cosmetic ingredients are prohibited or restricted by regulation, but currently that is not the case for any cannabis or cannabis-derived ingredients.” Additionally, former Commissioner Hahn had positively suggested that the effects of CBD may differ depending on the route of administration.

Much of former Commissioner Hahn’s statement was also included in the FDA’s congressionally mandated report on CBD, which was also submitted on March 5, 2020. On the issue of topical products, the report states that “[c]osmetic ingredients do not generally require premarket approval (with the exception that most color additives do require premarket approval)” and that “it is possible that some individual products containing CBD fall outside of FDA’s jurisdiction.” The report confirms that the FDA is actively considering pathways to allow the marketing of CBD as a dietary supplement, which may include notice-and-comment rulemaking and interim risk-based enforcement policies. The report signals the FDA’s continued interest in certain aspects of CBD, including effects from sustained use, effects from different methods of exposure, and effects on the developing brain and on the unborn child and breastfed newborn. The report acknowledges that the FDA is receiving inquiries about whether “full spectrum” and “broad spectrum” Hemp products can currently be marketed and sold as dietary supplements, but the FDA has not yet answered the question conclusively. Largely, the report does little to address the current regulatory ambiguity for hemp derived extracts with naturally occurring CBD and does not set a timeline for agency action, but it does signal the FDA’s interest in a pathway for the use of CBD in dietary supplements. Further to this point, former Commissioner Hahn had publicly stated that it would be a “fool’s game” for the FDA to pull CBD products from the market entirely, as their use is already widespread. As noted above, while the FDA has stated that it has made ”substantial progress” toward the goal of providing additional guidance on CBD products, in more recent statements the FDA has noted that it is still in the process of gathering data on the safety profile of CBD to inform public health decisions. To this end, on October 16, 2021, the FDA published a “Cannabis-Derived Products Data Acceleration Plan,” a portfolio of pilot initiatives and partnerships seeking to gather real time information from novel data sources about potential safety problems or adverse events associated with cannabis-derived products, including CBD products, and information about general patterns of product use and emerging trends. It is unclear whether the newly appointed Commissioner Dr. Robert Califf will take the same stance on CBD as former Commissioner Hahn, or continue the progress toward a clear regulatory pathway for CBD products, in particular for dietary supplements and food products.

Despite the position taken by the FDA that there is no evidence of CBD being marketed as a food or dietary supplement prior to drug trials being commenced and made public, the Company believes there is substantial
45 Id.

uncertainty and different interpretations among state and federal regulatory agencies, legislators, academics and businesses as to whether cannabinoids including CBD were present in the food supply and marketed prior to October 15, 1994 or whether such inclusion of cannabinoids is otherwise permitted by the FDA as dietary ingredients. As a result, the Company believes the federal legality regarding the distribution and sale of hemp-based products intended for human consumption must be considered on a case-by-case basis and that the uncertainties cannot be resolved without further federal legislation, regulation or a definitive judicial interpretation of existing legislation and rules. A final determination by the FDA that Hemp products containing CBD or other cannabinoids are not permissible for use as a dietary ingredient, may have a materially adverse effect upon the Company and its business. Moreover, if the FDA were to enforce the IND Preclusion based on its interpretation of the legislation, this would have a materially adverse effect upon the Company and its business.

Future Uncertainty of Legal Status

There remain a number of considerations and uncertainties regarding the cultivation, sourcing, production and distribution of Hemp and products containing hemp derivatives. Applicable laws and regulations remain subject to change as there are different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses with respect to the treatment of the importation of derivatives from exempted portions of the Cannabis plant and the scope of operation of 2018 Farm Bill-compliant hemp programs. These different federal, state and local agency interpretations, as discussed above, touch on the regulation of cannabinoids by the FDA and the extent to which imported derivatives, and/or 2018 Farm Bill-compliant cultivators and processors may engage in interstate commerce, whether under federal and/or state law. The uncertainties likely cannot be resolved without further federal and state legislation, regulation or a definitive judicial interpretation of existing legislation and rules.

Materially all of the Company’s assets, liabilities and operations are exposed to U.S. Hemp-related activities.

The Company's Regulatory Compliance Activities in the United States

The Company’s senior management team regularly monitors the development of applicable U.S. laws and the Company engages U.S. legal counsel to facilitate compliance with applicable laws and permits. These compliance-related activities include efforts affecting the following objectives, when and as applicable:

•ensuring all raw materials are sourced in compliance with the 2018 Farm Bill and applicable state and local laws;
•evaluating supply chain partners for quality standards;
•setting and maintaining quality standards through raw material specifications;
•employing qualified quality assurance personnel; and
•ensuring processing activities performed in Colorado comply with CDPHE Guidance, the Colorado Food and Drug Act, and the Colorado Industrial Hemp Regulatory Program Act.

In January 2019 the Company received U.S. Hemp Authority Certification. The U.S. Hemp Authority is an industry self-regulatory organization. The U.S. Hemp Authority Certification program provides education on standards and best practices for the hemp industry and continued certification requires an annual third-party audit.

On March 6, 2020, the Company completed its assessment for self-affirmed GRAS status for its hemp extract. The Company made this determination based on composite safety information and an expert panel review as permitted under the FDA’s GRAS regulation. 46 According to the GRAS definition, 47 experts can generally recognize a substance as safe through either (1) scientific procedures, or (2) experience based on common use before January 1, 1958. The FDA’s GRAS regulation provides a voluntary notification process under which a company may notify the FDA of a conclusion that a substance is GRAS under the conditions of its intended use, or make an independent conclusion of GRAS (“self-affirmed GRAS”), where the conclusion of GRAS status remains with the firm or
46 21 C.F.R. 170.30.
47 21 C.F.R. 170.30(e)(i).

company rather than being submitted to the Agency for review. The criteria and eligibility for self-affirmed GRAS must fully satisfy the criteria for eligibility of GRAS as if it were being submitted through the notification process. In addition, a company may make a self-affirmation for any ingredient that would also be eligible to go through the GRAS notification process (with some exceptions). The Company achieved this recognition of safety through scientific procedures (i.e., safety and toxicology studies), a comprehensive literature review of CBD, and by publishing the results of its safety studies in accordance with FDA guidelines for GRAS.

Environmental Regulation

The Company’s hemp extract wellness products and cultivation operations are subject to federal, state and local environmental regulations and permitting requirements regarding air emissions, water discharges and the handling and disposal of hazardous wastes, among other matters. Compliance with such regulations and requirements have not had, nor are they expected to have, any direct material effect on the Company’s capital expenditures, earnings or competitive position. However, such factors could indirectly affect the Company and its business, operations, vendors or suppliers, or could impact those with whom the Company serves or is served by in the supply chain for the Company’s products. While the Company has no reason to believe the operation of its facilities violates any such regulations or requirements, if such a violation were to occur, or if environmental regulations were to become more stringent in the future, the Company could be adversely affected.

International Regulatory Matters

The Company is currently exploring partnerships for local production, manufacturing and/or distribution in select international markets. Legislative approaches to the regulation of CBD-related products vary country by country, including local regulations with respect to THC content, and continue to evolve. For example, to comply with more restrictive THC content specifications in Europe, products cultivated therein must contain no more than 0.2% THC. In some cases, there may be a disconnect between a foreign country’s import requirements and the United States’ export requirements with respect to Hemp. The Company makes decisions as to international expansion upon completion of a regulatory review and assessment of risk.

International sales activities may require compliance with the THC content limits of the applicable international jurisdictions in which the Company sells its U.S.-manufactured products, as well as applicable local regulations regarding the import and sale in such jurisdictions. The Company periodically reviews changes in applicable U.S. export laws, regulations and departmental practices as well as applicable international laws and adjusts its sales practices accordingly, including the temporary suspension of sales, if necessary. In addition to its regulatory review regarding potential international production, manufacturing and distribution activities, the Company periodically reviews the current compliance procedures implemented by its mail-order/online distributors. International sales only take place in a country once the applicable review of current regulatory regimes and a risk assessment is complete and appropriate compliance procedures have been implemented or updated.

The Company has sold its products in United Kingdom, Argentina, Brazil, Canada, Italy, Puerto Rico, and Uruguay, and to other jurisdictions through third-party distributors who take delivery in bulk and manage individual orders. Each of these countries regulates the import of Cannabis-derived products and requires some form of importation license, permit or other documentation for products. The exact nature of the importation documentation varies from country to country, and is affected by various factors, including the level of THC content and the intended use of the product. For example, in certain international jurisdictions, CBD products may be regulated as a dietary supplement and subject to local packaging and labelling requirements, whereas in certain jurisdictions a prescription from a licensed medical practitioner is required.

In the event it is determined that sales or distributions were conducted in contravention of a local law or regulation, the Company may be subject to penalties imposed by the applicable jurisdiction. To the knowledge of the Company, it has not breached any substantive foreign law. However, were there such a breach, the Company does not believe such non-compliance would have a material adverse effect on the Company given the limited amount of sales, the fact that all sales were conducted by recognized local distributors for whom the Company’s products typically represented a small portion of total sales of hemp-products in the jurisdiction and the lack of notice of regulatory non-compliance to date. See “Risk Factors – Risks Relating to the Regulatory Environment – The Company is subject to regulations that could impact its ability to sell its product internationally.”

Canada

Canada’s legal cannabis framework falls under the Cannabis Act (“Cannabis Act”) and associated regulations. Under the Cannabis Act, Health Canada is the body which ultimately oversees the regulation of cannabis, for both recreational and medical use. In addition to setting the rules for the licensed producers around cultivation, processing, sale, packaging, advertising and on, the Cannabis Act and its regulations also set the baseline for individuals rights and restrictions with respect to Cannabis. The Industrial Hemp Regulations (the “Regulations”) fall under the Cannabis Act and govern industrial hemp, meaning a cannabis plant, or any part thereof, in which the concentration of THC is 0.3% water weight or less in the flowering heads and leaves. Under the Regulations, licensed holders may conduct activities such as the sale, import or export of seed or grain, cultivate, possess for leaning or processing or obtain by growing, industrial hemp, as licensed. Licensed holders must also hold an import and export permit for each shipment that is imported and may not import or export in bulk.

The Company has sought and obtained registration on Health Canada’s List of Approved Cultivars (“LOAC”) for two of its early maturing hemp varieties – named “Duchess” and “Ambassador.” These strains were developed for cultivation in shorter northern climate growing seasons, and are among the first cultivars on the LOAC that are early flowering and early maturing for outdoor cultivation and harvesting within the shorter Canadian growing season. Charlotte’s Web’s approved cultivars are three of 15 added to the LOAC for the 2021 growing season and has remained on the LOAC for the 2022 growing season. Once on the LOAC, a license holder may cultivate the approved cultivars for commercial cultivation for that growing season. The approved cultivars include the Company’s original “CW1AS1” U.S. patented genetics, which allows licensors to cultivate Charlotte’s Web’s leading CBD wellness cultivars in Canada.

The Company licenses its intellectual property rights to third party licensed producers in Canada. Licensed producers may, in turn, process and sell the products grown from the underlying cultivars under the legal framework in place under the Cannabis Act.

Additional Information

The Company’s head office is located at 1801 California Street, Suite 4800, Denver, Colorado, United States 80202 and its registered and records office is located at 2800 Park Place, 666 Burrard Street, Vancouver, British Columbia, Canada V6C 2Z7. The Company’s website address is www.charlottesweb.com. The information provided on the Charlotte’s Web website is not part of this or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors

We are subject to a number of risks potentially impacting our business, prospects, financial condition, results of operations, and cash flows, many of which are beyond our control. The risks and uncertainties described in this Form 10-K are those we currently believe to be material, but they are not the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows, and consequently the price of the Common Shares could be materially and adversely affected. In all these cases, the trading price of our securities could decline, and investors could lose all or part of their investment.

Investors should carefully consider the risk factors set out below and consider all other information contained herein and in the Company’s other public filings when evaluating an investment decision.

Risks Relating to the Regulatory Environment

The regulatory environment surrounding Hemp is uncertain, varies among jurisdictions, and is subject to change.
The 2018 Farm Bill provides that states and Native American tribes may assume primary regulatory authority over the production of Hemp in their jurisdictions through a Hemp plan approved by the USDA. As of the date hereof, the USDA has approved over 90 state and tribal Hemp production plans submitted after the USDA FR became effective. If a state does not elect to devise a Hemp regulatory program, the USDA’s program will govern licensees in such states. Continued development of the Hemp industry will depend on continued legislative authorization of Hemp at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While there appears to be ample public support for favorable legislative action at the state and federal levels, numerous factors may impact or negatively affect the legislative process(es) within the various states the Company has business interests in. Any one of these factors could slow or halt use of Hemp or hemp cannabinoids such as CBD, which would negatively impact the Company’s business or growth, including possibly causing the Company to discontinue operations as a whole.

Legislative and regulatory uncertainties, along with difficulties concerning potential enforcement activities by U.S. federal, state and local governments (or discretion exercised thereby), also represent significant risks to the Company’s business activities. Possible risks include, but are not limited to:

•positions asserted by the FDA concerning products containing derivatives from hemp;

•uncertainty surrounding the characterization of cannabinoids as a dietary ingredient by the FDA; and

•enforcement activities by state and/or local law enforcement and regulatory authorities under the auspice of individual state law, regardless of any potential conflict thereby with federal law.

If the Company’s operations are found to be in violation of any of such laws or any other governmental regulations, or if applicable laws or regulations change or the enforcement of applicable laws or regulations changes, the Company may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of the Company’s operations or asset seizures, any of which could adversely affect the Company’s business and financial results.

The future of Hemp regulation at the Federal level is unclear.

Federal regulations under the 2018 Farm Bill were promulgated in the USDA FR on January 19, 2021. The USDA FR governs the domestic production of Hemp under the 2018 Farm Bill and also specifies the provisions that a state or tribal Hemp plan must contain to be in compliance with the 2018 Farm Bill. DEA’s interpretation of the 2018 Farm Bill has been promulgated in the DEA IFR, published on August 21, 2020. The DEA IFR remains subject to change. FDA regulations have not been issued and it is not clear at this time how FDA will treat Hemp products. Additional unfavorable requirements from DEA or FDA may have a material adverse impact on Company’s business, financial condition and results of operations.

The Company’s products are subject to numerous and diverse regulatory requirements which may restrict the Company’s ability to sell its product, and regulatory compliance costs may affect the Company’s business and financial results.

The production, labeling and distribution of the Company’s products are regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of the Company’s product claims or the ability to sell its products in the future. The FDA regulates the Company’s products to ensure that the products are not adulterated or misbranded.

The Company is subject to regulation by various agencies as a result of the manufacture and sale of its hemp-based wellness products. The shifting compliance environment and the need to build and maintain robust systems to comply with different regulations in multiple jurisdictions increases the possibility that the Company may violate one or more of the requirements. If the Company’s operations are found to be in violation of any of such laws or any other governmental regulations, or perceived to be in violation thereof, the Company may be subject to penalties or other negative effects, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of the Company’s operations or asset seizures and the denial of regulatory applications (including those regulatory regimes outside of the scope of FDA jurisdiction, but which may rely on the positions of the FDA in the application of its regulatory regime), any of which could adversely affect the Company’s business and financial results. In addition, the FDA is expected to make determinations as to how certain CBD products will be regulated and is expected to, in the long term, consider modernization in its regulation of dietary supplements generally. There can no assurance that any such new or additional regulations would not have a material adverse effect on the Company's business, financial condition and results of operations.

Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The Company’s advertising is subject to regulation by the Federal Trade Commission (“FTC”) under the Federal Trade Commission Act (“FTC Act”) as well as subject to regulation by the FDA under the DSHEA. In recent years, the FTC has initiated numerous investigations of dietary and nutritional supplement products and companies based on allegedly deceptive or misleading claims. At any point, enforcement strategies of a given agency can change as a result of other litigation in the space or changes in political landscapes, and could result in increased enforcement efforts, which could materially impact the Company’s business. Additionally, some states also permit advertising and labeling laws to be enforced by state attorneys general, who may seek relief for consumers, class action certifications, class wide damages and product recalls of products sold by the Company. Private litigants may also seek relief for consumers, class action certifications, class wide damages and product recalls of products sold by the Company. Any actions against the Company by governmental authorities or private litigants could have a material adverse effect on the Company’s business, financial condition and results of operations.

Compliance with changes in legal, regulatory and industry standards may adversely affect the Company’s business.

The formulation, manufacturing, packaging, labelling, handling, distribution, importation, exportation, licensing, sale and storage of the Company’s products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state, provincial or local levels. There is currently no uniform regulation applicable to natural health products worldwide. There can be no assurance that the Company is in compliance with all of these laws, regulations and other constraints, and changes to such laws, regulations and other constraints may have a material adverse effect on the Company’s operations.

There is substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the importation of derivatives from exempted portions of the Cannabis plant and the scope of 2014 and 2018 Farm Bill-compliant hemp programs relative to the 2014 Farm Bill and the 2018 Farm Bill and the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the FDA and the extent to which manufacturers of products containing imported raw materials and/or 2018 Farm Bill compliant cultivators and processors may engage in interstate commerce. The uncertainties cannot be resolved without further federal, and potentially state-level, legislation, regulation or a definitive judicial interpretation of existing legislation and rules. If these uncertainties continue, they may have an adverse effect upon the introduction of the Company's products in different markets.

The Company is subject to regulations that could impact its ability to sell its product internationally.

The Company has conducted sales in various international jurisdictions and the Company intends to expand internationally. As a result, it is and will become further subject to the laws and regulations of (as well as international treaties among) the foreign jurisdictions in which it operates or imports or exports products or materials. In addition, the Company may avail itself of proposed legislative changes in certain jurisdictions to expand its product portfolio, which expansion may include business and regulatory compliance risks as yet undetermined. Failure by the Company to comply with the current or evolving regulatory framework in any jurisdiction could have a material adverse effect on the Company’s business, financial condition and results of operations. There is the possibility that any such international jurisdiction could determine that the Company was not or is not compliant with applicable local regulations. If the Company’s historical or current sales or operations were found to be in violation of such international regulations, the Company may be subject to enforcement actions in such jurisdictions including, but not limited to civil and criminal penalties, damages, fines, the curtailment or restructuring of the Company’s operations or asset seizures and the denial of regulatory applications.

Cannabis-related financial transactions are subject to a variety of laws that vary by jurisdiction, many of which are unsettled and still developing. While the interpretations of these laws are unclear, in some jurisdictions, financial benefit, directly or indirectly, arising from conduct that would be considered unlawful in such jurisdiction may be viewed to be within the purview of such laws, and persons receiving any such benefit, including investors in an applicable jurisdiction, may be subject to liability. Each prospective investor should contact his, her or its own legal advisor.

There has been an increasing movement in certain markets to increase the regulation of natural health products, which will impose additional restrictions or requirements. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. Such anticipated regulatory and standards changes may introduce some risk and harm the Company’s operations if its products or advertising activities are found to violate existing or new regulations or if the Company is not able to affect necessary changes to its products in a timely and efficient manner to respond to new regulations.

Entry into international markets diverts management attention and requires financial resources that could be spent elsewhere and poses increased costs due to numerous banking, compliance, financial, legal, market, and reputational issues.

The Company’s entry into new international markets requires management attention and financial resources that would otherwise be spent on other parts of its business. The Company’s international sales could expose it to risks and expenses inherent in operating or selling products in foreign jurisdictions, and developing and emerging markets in particular where the risks may be heightened. These risks and expenses include:

•adverse currency exchange rate fluctuations;

•risks associated with complying with laws and regulations in the countries in which the Company’s products are sold, such as requirements to apply for and obtain licenses, permits or other approvals for the Company’s products, and the delays associated with obtaining such licenses, permits or other approvals;

•the costs of adapting products for sale in foreign countries, including changes to formulations, formats, labelling or packaging;

•multiple, changing, and often inconsistent enforcement of laws, rules and regulations, including regulations and standards relating to consumer health products;

•risks associated with the reliance on the Company’s international distributors, including the possible failure of its international distributors to appropriately understand, represent and effectively market and sell the Company’s products;

•damage to the Company’s reputation or brand if counterfeit versions of the Company’s products are introduced into its international markets;

•damage to the Company’s brand or reputation, or consumer confusion, if CBD products are categorized according to local regulation as marijuana, medical marijuana or a similar category;

•the imposition of additional foreign governmental controls or regulations, new or enhanced trade restrictions or non-tariff barriers to trade, or restrictions on the activities of foreign agents, representatives, employees and distributors;

•increases in taxes, tariffs, customs and duties, or costs associated with compliance with import and export licensing and other compliance requirements;

•downward pricing pressure on the Company’s products in international markets, due to competitive factors or otherwise;

•laws and business practices favoring local companies;

•political, social or economic unrest or instability, including, without limitation, disruptions due to armed conflicts, such as the conflict between Ukraine and Russia;

•greater risk on credit terms, longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•difficulties in enforcing or defending intellectual property rights; and

•the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult.

The Company’s international efforts may not produce desired levels of sales. Furthermore, its experience with selling products in its current international markets may not be relevant or may not necessarily translate into favorable results if the Company sells in other international markets. If and when the Company enters into new markets in the future, it may experience different competitive conditions, less familiarity with the Company’s brands and/or different consumer tastes and discretionary spending patterns. As a result, the Company may be less successful than expected in expanding its sales in its current and targeted international markets. Sales into new international markets may take longer to ramp up and reach expected sales and profit levels, or may never do so, thereby affecting its overall growth and profitability. To build brand awareness in new markets, the Company may need to make greater investments in advertising and promotional activity than originally planned, which could negatively impact the profitability of its sales in those markets. These, or one or more of the factors listed above, may harm the Company’s business, results of operations or financial condition. Any material decrease in the Company’s international sales or profitability could also adversely impact the Company’s business, results of operations or financial condition.

Additionally, the Company may expand its product offerings and/or expand into new international markets, each of which will require management attention and financial resources that would otherwise be spent on other parts of its business. Such expansion would expose the Company to risks and expenses inherent in selling new products and offering products in new foreign jurisdictions, which could increase the Company’s operational, regulatory, compliance, reputational and foreign exchange rate risks. The failure of the Company’s operating infrastructure to support such expansion could result in operational failures and regulatory fines or sanctions. Future product, market or international expansion could require the Company to incur a number of up-front expenses, including those associated with obtaining regulatory clearance or approvals, as well as additional ongoing expenses, including those associated with infrastructure, staff and regulatory compliance. Any expansion efforts will be subject to various laws, regulations and guidelines that are subject to change over time, and result in increased costs and risk associated with regulatory compliance. In addition, product and market expansion could impact the Company’s current product offerings, brand, and reputation, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The designation of cannabinoids as a New Dietary Ingredient (NDI) or as an impermissible adulterant are uncertain.

The FD&C Act requires that manufacturers who wish to market dietary supplements that contain "new dietary ingredients" ("NDI") to notify the FDA with their basis for concluding that the NDI is reasonably expected to be safe under the conditions of use recommended or suggested in the labeling. There is substantial uncertainty and different interpretations among state and federal regulatory agencies, legislators, academics and businesses as to whether cannabinoids were present in the food supply and marketed prior to October 15, 1994, or whether such inclusion of cannabinoids are permissable dietary ingredients under the FD&C Act. The uncertainties cannot be resolved without further federal legislation, regulation, or a definitive judicial interpretation of existing legislation, regulation and rules. For instance, on July 23, 2021 the Company was advised by the FDA of its objection to a New Dietary Ingredient Notification (“NDIN”) submitted by the Company earlier in 2021. The Company's submission was objected to on the basis that a full spectrum hemp extract does not meet the definition of a dietary supplement because FDA has taken the position that CBD was not marketed as a dietary supplement or conventional food prior to its authorization for investigation as a new drug. The Company disagrees with the FDA’s position that CBD was not marketed as dietary supplement or food prior to the investigation of CBD as a new drug, and believes there are arguments against this position. There is no guarantee that federal legislation, regulation, or judicial action will override FDA’s position and permit the use of CBD as an NDI, or as a dietary ingredient generally. If FDA’s position is not modified, this would have a materially adverse effect upon the Company and its business.

The FDA Interpretation of IND Preclusion could be disruptive to the Company’s ability to sell its products.

The FDA has taken the position that CBD cannot be added to food or marketed as a dietary supplement because it was the subject of investigation as a new drug (i.e., IND Preclusion). The FDA has asserted its IND Preclusion position in a Warning Letter to the Company. The Company responded to the Warning Letter with its position that CBD was marketed in a dietary supplement or food prior to substantial clinical investigations being instituted and being made public. Any attempt by the FDA to enforce the IND Preclusion could adversely impact the Company’s business and management focus as the Company would need to take appropriate actions to defend its position.

FDA enforcement against the sale and marketing of CBD products under the FD&C Act could target the Company and adversely impact the Company’s business and financial position.

The FDA continues to enforce against violations of the FD&C Act by issuing warning letters to companies marketing and selling hemp derived CBD products. Over the past several years, the FDA has issued warning letters to companies marketing and selling unapproved hemp derived CBD products. The letters reiterate the agency’s position that CBD cannot be added to food and dietary supplements and targeted companies whose products violated the FD&C Act’s prohibition against: i) marketing CBD as or in a dietary supplement, human and animal food, or food additives; ii) marketing a dietary supplement, human and animal food, or cosmetic with disease or drug claims (i.e., claims suggesting that a product is intended to treat, cure, or prevent disease); iii) including a substance in human or animal food when that substance is not GRAS; and iv) selling products that are misbranded due to their failure to include “adequate directions for use by a layperson”. The FDA also issued a consumer update reaffirming its position that CBD cannot lawfully be added to a food or marketed as a dietary supplement due to existing provisions of the FD&C Act, and outlines the data and potential safety issues it is considering as part of its ongoing evaluation of potential regulatory frameworks for CBD. Notably, the FDA states that it could not conclude based on available data that CBD is “generally recognized as safe” for use in human or animal food. While this is broad and may not be applicable in all instances, it nevertheless could materially and adversely impact the Company’s business and financial condition. Further, the FDA has recently stated that it will continue to police the market and enforce against CBD products, and on March 22, 2021, the agency issued warning letters to two companies for selling OTC products labeled as containing CBD, alleging the products were illegally marketed unapproved drugs and misbranded due to prominent featuring of CBD on the labeling, followed by a third such warning letter to a third company on July 22, 2021. The FDA’s enforcement against the unlawful sale and marketing of CBD products has to date been limited to the issuance of warning letters, but other enforcement means are available to the FDA, including civil and criminal penalties. The FDA’s current prohibition on certain hemp-derived products and the unknowns and associated risks of potential future regulations governing hemp-derived CBD products create risk for the Company’s business.

Although the Company believes that the departures of former Commissioners Gottlieb and Hahn will not have a significant long-term impact on the development of a regulatory regime permitting Hemp-derived compounds in foods or dietary supplements, there can be no certainty Commissioner Califf will continue on that same path. If Commissioner Califf were to halt current initiatives of the FDA regarding CBD, such as a potential rulemaking or enforcement policy guidance, this could delay the development of a regulatory regime for CBD and have an adverse effect on the business of the Company.

The FTC may take enforcement actions against companies selling CBD products, including the Company.

FTC and FDA often coordinate enforcement efforts where the agencies have overlapping jurisdiction, including with respect to the advertising, labeling, and promotion of food, cosmetics, medical devices, and OTC drugs. In the CBD product marketplace, FTC has joined FDA in the issuance of a number of warning letters to companies warning that the company’s advertisements were not supported by competent and reliable scientific evidence and thus violate the FTC Act, 15 U.S.C. § 41 et. seq. FTC has also issued independent warning letters to companies selling CBD products. These warning letters allege the companies make exaggerated or false and misleading claims about their CBD products without rigorous scientific evidence to substantiate the claims. While historically, FTC enforcement actions related to CBD have been limited to warning letters, in December 2020, the FTC initiated its first law enforcement administrative action against six companies selling CBD products. These companies were alleged to have violated the FTC Act by allegedly making unsupported health claims. FTC entered into settlement agreements with these companies, which required, among other things, that the companies stop making such unsupported health claims and pay a monetary judgment to the FTC. The FTC’s enforcement was publicized by the agency as part of its ongoing effort to protect consumers from false, deceptive, and misleading health claims made in advertisements on websites and through social media companies such as Twitter. An additional enforcement action against a CBD company was announced in May 2021. The unknowns and associated risks of potential future FTC enforcement actions create risk for the Company’s business.

The DEA Interpretation of the 2018 Farm Bill could cause the DEA to take enforcement action against the Company’s intermediate Hemp products.

Through the DEA IFR, the DEA takes the position that material that exceeds 0.3% delta-9 THC remains controlled in Schedule I of the CSA, regardless of its status as in-process material that may only temporarily have a THC content over 0.3%. The DEA IFR may create risk for the Company’s business. Enforcement of the DEA IFR, or any

Final Rule that carries forward the rulemaking in the DEA Rule, may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Additionally, enforcement of the DEA IFR could jeopardize the legality of the Company’s intermediate Hemp products, such as in-process Hemp extract that is incorporated in the Company’s finished products. Such enforcement would not only disrupt the Company’s operations, but it would also constrict the Company’s supply chains.

Any inability to obtain required regulatory approval and permits could limit the Company’s ability to conduct its business.

The Company may be required to obtain and maintain certain permits, licenses and approvals in the jurisdictions where its products are sold. There can be no assurance that the Company will be able to obtain or maintain any necessary licenses, permits or approvals. Any material delay or inability to receive these items is likely to delay and/or inhibit the Company’s ability to conduct its business, and would have an adverse effect on its business, financial condition and results of operations.

The Company is subject to environmental, health and safety laws, compliance with such laws may be costly, and any failure to comply with such laws could negatively impact the Company’s results of operations or financial position.

The Company is subject to environmental, health and safety laws and regulations in each jurisdiction in which the Company operates. Such regulations govern, among other things, emissions of pollutants into the air, wastewater discharges, waste disposal, the investigation and remediation of soil and groundwater contamination, and the health and safety of the Company’s employees. For example, the Company’s products and the raw materials used in its production processes are subject to numerous environmental laws and regulations. The Company may be required to obtain environmental permits from governmental authorities for certain of its current or proposed operations. The Company may not have been, nor may it be able to be at all times, in full compliance with such laws, regulations and permits. If the Company violates or fails to comply with these laws, regulations or permits, the Company could be fined or otherwise sanctioned by regulators.

As with other companies engaged in similar activities or that own or operate real property, the Company faces inherent risks of environmental liability at its current and historical production sites. Certain environmental laws impose strict and, in certain circumstances, joint and several liability on current or previous owners or operators of real property for the cost of the investigation, removal or remediation of hazardous substances as well as liability for related damages to natural resources. In addition, the Company may discover new facts or conditions that may change its expectations or be faced with changes in environmental laws or their enforcement that would increase its liabilities.

The Company’s costs of complying with current and future environmental and health and safety laws, liabilities arising from past or future releases of, or exposure to, regulated materials, or more vigorous enforcement of environmental and employee health and safety laws, may have a material adverse effect on the Company’s business, financial condition and results of operations.

Regulatory uncertainty with respect to anti-money laundering laws and regulations impact on the CBD and marijuana-related businesses, if revised or resolved unfavorably to the Company’s interests, may have an adverse effect on the Company’s business.

The Company is subject to a variety of laws and regulations in Canada and the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), the Criminal Code ("Canada"), as amended and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.

In February 2014, the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury issued a memorandum providing instructions to banks seeking to provide services to marijuana related businesses (the “FinCEN Memo”). The FinCEN Memo states that in some circumstances, it may not be appropriate to prosecute banks that provide services to marijuana-related businesses for violations of federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on Cannabis-related violations of the CSA. It is unclear at this time whether the current administration will follow the guidelines of the FinCEN Memo. Under U.S. federal law, banks or other financial institutions that provide a Cannabis-related business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

On December 3, 2019, the Federal Reserve Board, Federal Deposit Insurance Corporation, FinCEN, and Office of the Comptroller of the Currency in consultation with the Conference of State Bank Supervisors, issued a statement to provide clarity regarding the legal status of commercial growth and production of hemp and relevant requirements for banks under the Bank Secrecy Act. The statement emphasized that banks were no longer required to file suspicious activity reports for customers solely because they are engaged in the growth or cultivation of hemp in accordance with applicable laws and regulations. On June 29, 2020, FinCEN issued a guidance document explaining how financial institutions can conduct due diligence for hemp-related businesses. Regulatory uncertainty in respect of the laws, rules, regulations and directives facing banks which provide services to CBD and Cannabis industry participants, if revised or resolved unfavorably to the Company’s interest, may materially and adversely affect the business of the Company.

If any of the Company’s investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States or Canada were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize the ability of the Company to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada. Furthermore, while the Company has no current intention to declare or pay dividends on its Common Shares in the foreseeable future, the Company may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

The Company could be adversely affected by violations of the Corruption of Foreign Public Officials Act (Canada), the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws.

Our business is subject to the Corruption of Foreign Public Officials Act (Canada) and the U.S. Foreign Corrupt Practices Act (“FCPA”) and other similar laws which generally prohibit companies and employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are or will be subject to the anti-bribery laws of any other countries in which we conduct business now or in the future. Our employees or other agents may, without our knowledge and despite our efforts, engage in conduct prohibited under our policies and procedures and under anti-bribery laws, for which we may be held responsible. Our policies mandate compliance with these anti-corruption and anti-bribery laws. However, there can be no assurance that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees, contractors or agents. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

As a marijuana/Cannabis related business, the Company may have difficulty accessing banking services due to the illegality of marijuana under federal law.

Since the production and possession of Cannabis is currently illegal under U.S. federal law and the Company relies on exemptions promulgated pursuant to the 2018 Farm Bill, it is possible that banks may refuse to open bank accounts for the deposit of funds from businesses involved with the Cannabis industry. The inability to open bank accounts with certain institutions could materially and adversely affect the business of the Company.

On December 3, 2019, the Federal Reserve Board, Federal Deposit Insurance Corporation, FinCEN, and Office of the Comptroller of the Currency in consultation with the Conference of State Bank Supervisors, issued a statement to provide clarity regarding the legal status of commercial growth and production of hemp and relevant requirements for banks under the Bank Secrecy Act. The statement emphasized that banks were no longer required to file suspicious activity reports for customers solely because they are engaged in the growth or cultivation of hemp in accordance with applicable laws and regulations. Regulatory uncertainty in respect of the laws, rules, regulations and directives facing banks which provide services to CBD and Cannabis industry participants, if revised or resolved unfavorably to the Company’s interest, may materially and adversely affect the business of the Company.

The Company may have difficulty accessing public and private capital and banking services, which could negatively impact its ability to finance its operations.

The Company anticipates that funding sources may be available pursuant to private and public offerings of equity and/or debt and bank lending. However, if equity and/or debt financing was not available in the public capital markets, then the Company expects that it would have access to raise equity and/or debt financing privately. Commercial banks, private equity firms and venture capital firms have approached the Cannabis industry cautiously to date. Although there has been an increase in the amount of financing available to companies in the Cannabis industry over the last several years, there is neither a broad nor deep pool of institutional capital that is available to Cannabis industry participants. There can be no assurance that additional financing, if raised privately or publicly, will be available to the Company when needed or on terms which are acceptable. The Company’s inability to raise financing to fund capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability. If the Company cannot achieve profitability, it may be forced to cease operations and you may suffer a total loss of your investment.

The Company could be liable for fraudulent or illegal activity by its employees, contractors and consultants resulting in significant financial losses to claims against the Company.

The Company is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to the Company that violates: (i) government regulations; (ii) manufacturing standards; (iii) U.S. federal fraud and abuse laws and regulations; or (iv) laws that require the true, complete and accurate reporting of financial information or data. It is not always possible for the Company to identify and deter misconduct by its employees and other third parties, and the precautions taken by the Company to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against the Company, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, the curtailment of the Company’s operations or asset seizures, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company faces security risks related to its physical facilities.

The Company may be an attractive target for criminals seeking to steal products, cash, or property, or to vandalize or destroy property or even cause physical harm to others. In particular, would-be criminals may confuse the Company’s products for marijuana, a controlled substance with an underground market, or take interest in the expensive equipment or technology used by the Company or its contract manufacturers. Accordingly, the Company’s operations may raise its profile and increase the probability of break-ins, thefts, or vandalism, and there can be no assurance that the measures employed by the Company to prevent theft, vandalism, attacks, or other criminal behavior will be successful. The Company may not be able to secure insurance coverage for losses incurred in connection with such activities on commercially reasonable terms, or at all. Any criminal activities could have a negative impact on the Company and its businesses, and the inability or failure to obtain adequate insurance coverage would worsen the impact.

Risks Relating to the Company’s Business and Industry

The consequences of COVID-19 and the governmental response to contain the pandemic could negatively impact the Company’s business and results of operations, financial condition, and share price.

Management has continued to closely monitor the impact of the COVID-19 global pandemic, with a focus on the health and safety of the Company’s employees, business continuity and supporting its communities.

In response to, or as a result of, the current COVID-19 pandemic and emergence of variants, the Company may experience, among other things, voluntary or mandated temporary closures of one or more of the Company’s facilities; temporary or long-term labor shortages; temporary or long-term adverse impacts on the Company’s supply chain and distribution channels; the potential of increased network vulnerability and risk of data loss resulting from increased use of remote access and removal of data from the Company’s facilities; difficulty in complying with covenants under its current or future debt agreements; required reallocation or adjustment of resources, which may impact the Company’s business plans and product offerings. In addition, the direct or indirect impacts of COVID-19 may extend to disrupt the Company’s suppliers, partners, manufacturers, farmers, customers and other stakeholders, which in turn could materially adversely affect the Company’s business, results of operations or financial condition. Any change or disruption in operations could impact and have a material adverse effect on the Company's operations and/or results from operations. In addition, the re-introduction of voluntary or mandated efforts to slow the spread of COVID-19 could impact the Company’s operations and sales. If portions or all of the Company’s, or its retail-partners’, operations are further disrupted or suspended as a result of preventative or reactionary measures in response to the ongoing spread of COVID-19, it could have a material adverse impact on the Company’s profitability, results of operations, financial condition and share price. Further, there continue to be significant economic and social impacts of the COVID-19 pandemic, including rising inflation rates, among other impacts; any of which may have an impact on consumer behavior, including use of the Company's products, as well as a reduction in retail purchases, which may have a material adverse impact on the Company’s profitability, results of operations, financial condition and share price.

Among others, the Company has identified the following as potential continuing direct or indirect impacts and risks to its business and operations due to the COVID-19 pandemic:

•COVID-19 Variants: Notwithstanding widespread vaccine availability within the United States, the emergence of COVID-19 variants and slowing vaccination rates in certain localities has resulted in increased infection rates and several jurisdictions resuming certain COVID-19 restrictions. Additional waves of increased COVID-19 infection rates could negatively impact traffic and sales volume for retailers offering the Company's products, which in turn could have a negative impact on the Company's sales volume in the business-to-business segment.

•Operations and Return to Work: Since the outbreak of the pandemic, the Company has taken various steps to mitigate the impact of COVID-19, including implementing precautionary measures at its facilities to ensure the safety of its staff and product consumers. The Company has continued to operate under preventative measures and has experienced minimal disruption to its operations and supply chain. As the Company reintegrates its personnel to its workplace, it may incur additional costs to adapt the workplace to meet applicable health and safety requirements. The occurrence of additional waves of the virus or its variants, or insufficient vaccination levels may require the Company to revise or delay such integration plans. To the extent that it is unable to effectively protect its workforce against the transmission of the virus, the Company may be forced to slow or reverse its reintegration efforts and could face allegations of liability.

•Disruption in Supply Chain: Compliance with public health and governmental orders has impacted both our upstream supply chain activities as well as our downstream sales activities. We, along with our suppliers and co-manufacturers, experienced significant increases in lead times of various raw materials, and, in some instances, a temporary lack of access to some raw materials. Additionally, we have faced challenges within some of our sales channels, including our medical practitioner channel B2B sales. Many of the medical practitioner businesses are small businesses, and some of them had to shutter their doors, limit hours, or limit capacity due to the above-stated impacts of COVID-19.

•IT Infrastructure, Privacy and Cyber Security: Increased volume and sophistication of targeted cyber-attacks have been seen since the declaration of the global pandemic. Pandemic-adjusted operations, such as work from home arrangements and remote access to the Company's systems, may pose heightened risk of cyber security and privacy breaches and may put additional stress on the Company's IT infrastructure. A failure of such infrastructure could severely limit the Company's ability to conduct ordinary operations or expose the Company to liability. To date, the Company's systems have functioned capably, and it has not experienced a material impact to its operations as a result of an IT infrastructure issue.

•Counterparty and Supplier Risk: Given the continued presence of COVID-19, the Company is subject to increased exposure that contract counterparties and suppliers could fail to meet their obligations to the Company. Non-performance or default of third party contracts by a significant counterparty could adversely affect the Company's operations and financial results.

Given the uncertainties associated with the ongoing COVID-19 pandemic, including the uncertainty surrounding the remaining duration and outcome, COVID-19 variants and vaccine efficacy, and frequent changes in regulations addressing the COVID-19 pandemic, the Company is unable to estimate the full impact of the COVID-19 pandemic on its business, financial condition, results of operations, and/or cash flows; however, the impact could be material. During the year ending December 31, 2021, the Company’s business-to-business sales continued to be negatively impacted as a result of the COVID-19 pandemic. The uncertain nature of the impacts of the COVID-19 pandemic may impact the Company’s future sales, product costs and provisions of inventory going forward. The continued uncertainty surrounding COVID-19 and the impacts COVID-19 variants may have on the Company and its stakeholders may result in, among other things, disruptions to operations (including the Company's supply chain and sales channels), reductions in business activity, increased funding costs and funding pressures (as applicable), a decrease in the market price of the Company's Shares, a decrease in asset values, additional write- downs and impairment charges, lower profitability, and a reduction in demand for the Company's products, any of which could have a material adverse impact on the Company's financial results, position, and prospects.

The Company depends on the success of the Company’s products, and the Company’s products may not achieve market acceptance.

If the products the Company sells are not perceived to have the effects intended by the end user, its business may suffer. Many of the Company’s products contain innovative ingredients or combinations of ingredients. There is little long-term data with respect to potential therapeutic use or safety in humans or animals. As a result, the

Company’s products could have certain side effects if not taken as directed or if taken by an end user that has certain known or unknown medical conditions.

There is no assurance that the Company’s cash flows, and debt or other financing will be sufficient to fund the Company’s operations for the next twelve months or thereafter.

As of December 31, 2021 and 2020, the Company had total current liabilities of $20,170,000 and $28,874,000 respectively, and cash and cash equivalents of $19,494,000 and $52,803,000, respectively, to meet its current obligations. The Company’s ability to fund operating expenses and capital expenditures will depend on its future operating performance and there are no assurances that the Company will be able to access its available debt financing or access additional debt or other financing. If the Company is unable to achieve targeted operating performance or are unable to access our existing debt financing or raise additional capital or debt financing on favorable terms, if at all, during the next twelve months, we may be forced to decelerate or curtail certain of our operations until such time as additional debt or capital financing becomes available.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity
and Capital Resources” for additional discussion regarding its liquidity position.

The Company’s products have a limited shelf life and product inventory may reach its expiration prior to sale.

The Company holds goods in inventory and its products have a limited shelf life. Its inventory may reach its expiration date and not be sold. Although the Company manages its inventory, it may be required to write-down the value of any inventory that has reached its expiration date, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s quality control systems may not prove successful.

The quality of the Company’s products is critical to the success of its business and operations. As such, it is imperative that the Company’s (and its service provider’s) quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by the design of the quality control systems, the quality training program, and adherence by employees to quality control guidelines. Although the Company strives to ensure that all of its service providers have implemented and adhere to high caliber quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse effect on the Company’s business and operating results.

Reliance on the Stanley Brothers brand could have negative consequences.

The Company’s brand (and those brands associated with the Company, such as Charlotte’s Web) is closely associated with the Stanley Brothers. Any act, omission or occurrence which negatively effects the reputation of or goodwill associated with the Stanley Brothers may have a commensurate impact on the Company. The Company has limited influence upon any of the Stanley Brothers and may lack effective means of mitigating such risks. In addition, and pursuant to the Name and Likeness Agreement, as amended, the Stanley Brothers may cause the Company to cease using the Stanley Brothers brand and certain design marks, in certain circumstances. Moreover, the license pursuant to which Charlotte's Web is permitted to use the Stanley Brothers name and associated logos expires on July 31, 2022.

The Company depends on various third parties for the supply, manufacture, and testing of the Company’s products. No assurance can be given that these relationships will continue on favorable terms, or at all.

The Company intends to maintain a full supply chain for the material portions of the production and distribution process of its products. The Company’s suppliers, service providers and distributors may elect, at any time, to breach or otherwise cease to participate in supply, service or distribution agreements, or other relationships, on which the Company’s operations rely. Loss of its suppliers, service providers or distributors would have a material adverse effect on the Company’s business and operational results.

The Company currently relies on certain third-party manufacturers. Disruption of operations at any of these facilities could adversely affect inventory supplies and the Company’s ability to meet product delivery deadlines.

The Company currently relies on a single manufacturer, Aidance, to manufacture its CBD CLINIC and CBDMEDIC products. Accordingly, the Company is highly dependent on the uninterrupted and efficient operation of Aidance’s manufacturing facility. Aidance may not continue to maintain its FDA registration or continue or be willing or able to produce the products at reasonable prices or at all. If for any reason Aidance discontinues production of the CBD CLINIC or CBDMEDIC products, it would likely result in significant delays in production of products and interruption of the Company’s sales as it seeks to establish a relationship and commence production with another manufacturer. The Company may be unable to make satisfactory production arrangements with another manufacturer on a timely basis or at all. If operations at Aidance’s manufacturing plant were to be disrupted as a result of equipment failures, natural disasters, fires, accidents, work stoppages, power outages or other reasons, the Company’s business, financial condition and/or results of operations could be materially adversely affected.

In addition, the Company depends on third parties to obtain certain raw materials, including CBD necessary to develop and produce its products. Global supply chains have been under increased pressure due to lingering effects of the COVID-19 pandemic, and the Company is not immune to such challenges. The raw materials required to produce the Company’s products may not be available to the Company on favorable pricing terms in the future or at all when they are needed. If the Company is no longer able to obtain raw materials from one or more of its suppliers on terms reasonable to the Company, or at all, the Company’s revenues, business, financial condition, and operations would be negatively affected. This could also have a significant impact on the Company’s capacity to complete certain of its current or projected R&D projects and, accordingly, would negatively affect its projected commercial and financial growth. Any significant increase in the price of raw materials that cannot be passed on to the Company’s customers could have a material adverse effect on the Company’s results of operations or financial condition. While potential alternative suppliers of raw materials may be identified, they must first pass intensive validation tests to ensure their compliance with product specifications. No assurance can be given regarding the successful outcomes of such tests or the Company’s ability to secure alternate sources of supply at competitive pricing and upon fair and reasonable contractual terms and conditions.

Part of the Company’s strategy is to enter into and maintain arrangements with third parties related to the development, testing, marketing, manufacture, distribution and commercialization of its products. The Company’s revenues are dependent on the successful efforts of these third parties, including the efforts of the Company’s distribution partners. Entering into strategic relationships can be a complex process and the interests of the Company’s distribution partners may not be or remain aligned with the Company’s interests. Some of the Company’s current and future distribution partners may decide to compete with the Company, refuse or be unable to fulfill or honor their contractual obligations to the Company, or change their plans to reduce their commitment to, or even abandon, their relationships with the Company. There can be no assurance that the Company’s distribution partners will market the Company’s products successfully or that any such third-party collaboration will be on favorable terms.

The profit margins of the Company and the timely delivery of its products are dependent upon the ability of its outside suppliers and manufacturers to supply it with products in a timely and cost-efficient manner. The Company’s ability to develop its business and enter new markets and sustain satisfactory levels of sales in each market depends upon the ability of its outside suppliers and manufacturers to produce the ingredients and products and to comply with all applicable regulations. The failure of the Company’s primary suppliers or manufacturers to supply ingredients or produce its products could adversely affect its business operations.

The Company’s manufacturers and suppliers must meet cGMP requirements and failure on their part to do so could have adverse consequences for the Company.

All manufacturers and suppliers must comply with applicable cGMP regulations for the manufacture of the Company’s products, which are enforced by the FDA through its facilities inspection program. The FDA may conduct inspections of the Company’s manufacturing facility or third-party manufacturers to assure they are in compliance with such regulations. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation, among other items. The Company’s manufacturing facility or third-party manufacturers may be unable to comply with these cGMP requirements and with other regulatory requirements. A failure to comply with these requirements may result in fines, product recalls or seizures and related publicity requirements, injunctions, total or partial suspension of production, civil penalties, warning or untitled letters, Form 483s, import or export bans or restrictions, and criminal prosecution and penalties. Any of these penalties could delay or prevent the promotion, marketing or sale of certain of the Company’s products. If the safety of any products supplied to the Company is compromised due to a third-party manufacturer’s failure to adhere to applicable laws or for other reasons, the Company may not be able to successfully sell its products. The Company cannot assure you that its third-party manufacturers will continue to reliably supply products to the Company at the levels of quality, or the quantities, the Company requires, and in compliance with applicable laws and regulations, including cGMP requirements.

The Company’s manufacturers and suppliers must remain in compliance with the Hemp production and manufacturing laws of the states in which they operate.

State laws governing the production and manufacturing of hemp are different from state to state. The companies the Company contracts with as suppliers and manufacturers of its products are subject to the Hemp-related laws and regulations of their state, as well as USDA regulations. Failure of any of the Company’s production or manufacturing partners to stay in compliance with the laws and regulations of their state may threaten their operations and the Company’s supply and manufacturing expectations. If any of the Company’s production or manufacturing partners must cease operations temporarily or permanently due to a regulatory violation or failure to maintain their permits and licenses in good standing, it could adversely affect the Company’s business operations.

If product liability claims are brought against the Company, it could incur substantial liabilities.

The Company’s products will be produced for sale directly to end consumers, and therefore there is an inherent risk of exposure to product liability claims, regulatory action and litigation if the products are alleged to have caused loss or injury. In addition, the production and sale of the Company’s products involves the risk of injury to end users due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human or animal consumption of the Company’s products alone or in combination with other medications or substances could occur. The Company may be subject to various product liability claims, including, among others, that its products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against the Company could result in increased costs, could adversely affect the Company’s reputation, and could have a material adverse effect on its business and operational results.

The Company's operations and industry may be subject to reputational risk.

Public opinion and perception on the use of CBD is inconsistent and may be negatively influenced by future clinical research or media reports that may be unfavorable to CBD, which may have an adverse effect on public opinion and the demand for the Company’s products. The Company believes that the CBD industry (and the Cannabis industry in general) is highly dependent upon consumer perception regarding the safety, efficacy and quality of the products. Consumer perception can be significantly influenced by scientific research or findings, regulatory proceedings, litigation, media attention and other publicity regarding the consumption of CBD or Cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the CBD or Cannabis markets or any particular product, or consistent with currently held views. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the Cannabis industry and demand for its products and services, which could affect the Company’s business, financial condition and results of operations and cash flows. The Company’s dependence upon consumer perception means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the Company, its business, financial condition, results of operations and cash flows.

Further, adverse publicity, reports or other media attention regarding the safety, potential therapeutic use, and quality of CBD or Cannabis in general, or the Company’s products specifically, or associating the consumption of CBD or Cannabis with illness or other negative effects or events, could have a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products legally, appropriately, or as directed.

Certain international jurisdictions in which the Company may sell products may not differentiate between Hemp and recreational or medical marijuana. In particular, the Company's products may be categorized and labelled as marijuana, medical marijuana or a similar category notwithstanding that the product is, by U.S. regulatory standards, an industrial hemp-based product. This may cause confusion among customers, industry partners such as financial institutions, institutional investors, retailers and distributors as well as other parties upon whom the Company's business relies.

The Company is dependent upon agricultural production of hemp for the Company’s operations, which are subject to seasonal and weather-related risks.

The Company’s business can be affected by unusual weather patterns. The production of some of the Company’s products relies on the availability and use of live plant material, which is grown in Colorado, Kentucky and Oregon, and may be grown in Canada. Growing periods can be impacted by weather patterns and these unpredictable weather patterns may impact the Company's ability to harvest its industrial hemp and produce products. In addition, severe weather, including drought, fire, hail and freezing temperatures, can destroy a crop, which could result in the Company having no or limited Hemp to process. If the Company is unable to harvest Hemp through its proprietary operations or contract farming arrangements, its ability to meet customer demand, generate sales, and maintain operations could be impacted. Given the proprietary nature of the Company’s crops, it may not be practicable for the Company to source adequate, or any, replacement Hemp to produce its downstream products.

The Company’s business is dependent on the outdoor growth and production of Hemp, an agricultural product. As such, the risks inherent in engaging in agricultural businesses apply. Potential risks include the risk that crops may become diseased or victim to insects, fungus or other pests or contaminants; subject to extreme weather conditions such as excess rainfall, hail, freezing temperature or drought; wild and domestic animal conflicts; and crop-raiding, sabotage or vandalism—all of which could result in low crop yields, decreased availability of industrial hemp, inadequate inventory levels for future expected growth, and higher acquisition prices. Climate change may increase the frequency or intensity of extreme weather such as storms, floods, heat waves, droughts and other events that could affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Climate change may also affect the availability and suitability of arable land and contribute to unpredictable shifts in the average growing season and types of crops produced. The Company may also encounter difficulties with the importation of agro-inputs and securing a supply of spares and maintenance items. In the event of a delay in the delivery from suppliers of agro-inputs and machinery, the Company may be unable to achieve its production targets. There can be no guarantee that an agricultural event will not adversely affect the business and operating results.

There may be adverse consequences to the Company's end users should they test positive for trace amounts of THC attributed to use of the Company's products.

The Company's products are made from Cannabis, which contains THC. As a result, certain of the Company's products contain low levels of THC. THC is considered a banned substance in many jurisdictions. Moreover, regulatory framework for legal amounts of consumed THC is evolving. Whether or not ingestion of THC (at low levels or otherwise) is permitted in a particular jurisdiction, there may be adverse consequences to end users who test positive for trace amounts of THC attributed to use of the Company's products. In addition, certain metabolic processes in the body may cause certain molecules to convert to other molecules which may negatively affect the results of drug tests. Positive tests may adversely affect the end user's reputation, ability to obtain or retain employment and participation in certain athletic or other activities. A claim or regulatory action against the Company based on such positive test results could adversely affect the Company's reputation and could have a material adverse effect on its business and operational results.

The Company may be unable to obtain adequate crop insurance.

The Company may not be able to obtain crop insurance at economically feasible rates, on acceptable terms or at all. As a result, the Company may have limited or no recourse in the event of a failed crop or other event that standard crop insurance would typically insure against. Such inability may adversely affect the Company’s business and operating results.

The Company may be unable to obtain or maintain high quality farmland sufficient for its hemp cultivation needs.

The Company may not be able to maintain or obtain high quality farmland in sufficient acreage to support production levels or sustained accelerated growth. Moreover, where farmland is available in sufficient acreage, it may not be available at rental rates or otherwise on acceptable economic terms. Inability to obtain sufficient farmland for operations (with or without significant product demand growth) could negatively affect the Company’s operations and financial condition.

The agricultural landscape continues to evolve as a result of factors including farm and industry consolidation, agricultural productivity and development and climate change. Farm consolidation in the United States and other developed markets has been ongoing for decades and is expected to continue as grower demographics shift and advancements in innovative technology and equipment enables farmers to manage larger operations to create economies of scale in a lower-margin, more capital-intensive environment. Increased consolidation in the crop nutrient industry has resulted in greater resources dedicated to expansion, R&D opportunities, leading to increased competition in advanced product offerings and innovative technologies. Some of these competitors have greater total resources or are state-supported, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities.

The advancement and adoption of technology and digital innovations in agriculture and across the value chain has increased and is expected to further accelerate as grower demographics shift and pressures from consumer preferences, governments and climate change initiatives evolve. The development of seeds that require less crop nutrients, development of full or partial substitutes for the Company’s products or developments in the application of crop nutrients such as improved nutrient use or efficiency through use of precision agriculture could also emerge, all of which have the potential to adversely affect the demand for the Company’s products and results of operations.

Climate change could exacerbate certain of the risks inherent in the Company’s agricultural operations.

Climate change could result in increasing frequency and severity of weather-related events, fires, resource shortages, changes in rainfall and storm patterns and intensities, water shortages and changing temperatures, any of which can damage or destroy crops, resulting in the Company having no or limited hemp to process. If the Company is unable to harvest hemp through its proprietary operations or contract farming arrangements, its ability to meet customer demand, generate sales, and maintain operations will be impacted. Furthermore, severe weather-related events may result in substantial costs to the Company, including costs to respond during the event, to recover from the event, and to possibly modify existing or future infrastructure requirements to prevent recurrence. Climate changes could also disrupt the Company’s operations by impacting the availability and costs of materials needed for production and could increase insurance and other operating costs.

A number of governments or governmental bodies have introduced or are introducing regulatory changes in response to concerns about the potential impact of climate change. The Company faces the risk that its operations could be subject to government initiatives aimed at countering climate change, which could impose constraints on the Company’s operations, for example due to increased costs for fossil fuels, electricity and transportation and costs associated with monitoring and reporting.

Hemp is subject to specific agricultural risks, which could negatively impact the Company’s cultivation efforts.

Hemp plants can be vulnerable to various pathogens including bacteria, fungi, viruses and other miscellaneous pathogens. Such instances often lead to reduced crop quality, stunted growth and/or death of the plant. Moreover, hemp is phytoremediative meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted. Furthermore, hemp is cultivated in agricultural growing regions across the US which plant heavily in seed, row and vegetable crops. While the Company uses certified organic practices, conventional neighbors may use harmful chemicals that can cause drift or water contamination risk of unwanted contaminants in the companies harvested hemp biomass. Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals and other compounds that may be present in agricultural materials. If the Company’s hemp is found to have levels of pathogens, toxins, chemicals or other undesirable compounds that exceed established limits, the Company may have to destroy the applicable portions of its hemp crop. Furthermore, if the Company’s crops in any state in which it operates are tested by a regulator and found to contain more than 0.3% THC on a dry weight basis, significant portions of the crops may be ordered to be destroyed. Should the Company’s crops be lost due to pathogens, toxins, chemicals, other undesirable compounds, or regulatory enforcement, it may have a material adverse effect on its business and financial condition.

The Company relies on third-parties for the transportation of its hemp and hemp derived products, any delay or failure by these third-parties to meet the Company’s transport needs could impact the Company’s operations and financial performance.

In order for customers of the Company to receive their product, the Company relies on third-party transportation services. This can cause logistical problems with, and delays in, end users obtaining their orders which the Company cannot control. Any delay by third-party transportation services may adversely affect the Company’s financial performance.

The Company faces risks related to the transportation of hemp and hemp-derived products and its reliance on third-party transportation services. These risks include but are not limited to, risks resulting from the continually evolving federal and state regulatory environment governing hemp production, THC testing, and transportation.

Moreover, transportation to and from the Company’s facilities is critical. A breach of security during transport could have material adverse effects on the Company’s business, financials and prospects. Any such breach could impact the Company’s operations and financial performance.

The Company faces intense competition in a new industry.

The number of competitors in the Company’s market segment may continue to increase, both nationally and internationally, which could negatively impact the Company’s market share and demand for products. The markets for businesses in the CBD and hemp extracts industries are competitive and evolving. In particular, the Company faces strong competition from both existing and emerging companies that offer similar products. Some of the Company’s current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases.

Given the rapid changes affecting the global, national, and regional economies generally and the hemp industry, in particular, the Company may not be able to create and maintain a competitive advantage in the marketplace. The Company faces competition from companies outside the CBD and hemp oil industry from legitimate companies with more experience and financial resources than the Company has and by unlicensed and unregulated participants. In addition, the broader market for Hemp-based products may soften, contract or remain stable, any of which may result in increased competition among market participants, including the Company. The Company’s success will depend on its ability to keep pace with any changes in the markets in which it operates, especially in light of legal and regulatory changes and shifting consumer behavior. The Company’s success will also depend on its ability to respond to, among other things, changes in the economy, market conditions, and regulatory and competitive pressures. Any failure by the Company to anticipate or respond adequately to such changes could have a material adverse effect on its financial condition, operating results, liquidity, cash flow and operational performance.

The introduction of a recreational model for marijuana production and distribution in various jurisdictions may cause producers in those jurisdictions to expand beyond the medical marijuana market and compete with the Company’s products. The impact of this potential development may be negative for the Company and could result in increased levels of competition in its existing market and/or the entry of new competitors in the overall Hemp market in which the Company operates.

There is potential that the Company will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and manufacturing and marketing experience than the Company. Increased competition by larger and better financed competitors could materially and adversely affect the business, financial condition and results of operations of the Company.

The Company also faces competition from producers who may not comply with applicable regulations. As a result, such producers may have lower operating costs, make impermissible claims and utilize other competitive advantages based on circumvention of regulatory requirements. To remain competitive, the Company will require continued significant investment in R&D, marketing, sales, and customer support. The Company may not have sufficient resources to maintain R&D, marketing, sales, and customer support efforts on a competitive basis which could materially and adversely affect the business, financial condition and results of operations of the Company.

The legal landscape for the Company’s products is changing internationally. More countries have passed laws that allow for the production and distribution of Cannabis in some form or another. Increased international competition might lower the demand for the Company’s products on a global scale.

The business interests of the Stanley Brothers may conflict with that of the Company.

The Stanley Brothers and certain affiliates and parties associated with the Stanley Brothers currently, and may in the future, conduct business which conflicts with the business of the Company. The mechanisms available to the Company to effectively deal with such conflicts (which may include competition) may be limited. The Company relies on the name, likeness and assistance of the Stanley Brothers. Should the Stanley Brothers take action which separates or otherwise distances their name, likeness or brand from, or association with, the Company, it could result in marketplace confusion, loss of goodwill and/or similar negative consequences. Should any of such scenarios arise, it could have a material adverse impact on the Company’s business and financial condition.

Changing consumer preferences could impact the Company’s ability to attract and retain customers.

As a result of changing consumer preferences, many dietary supplements and other innovative products attain financial success for a limited period of time. Even if the Company’s products find retail success, there can be no assurance that any of its products will continue to see extended financial success. The Company’s success will be dependent upon its ability to price, develop new, and improve product lines. Even if the Company is successful in introducing new products or further developing current products, a failure to properly price or update products with compelling content could cause a decline in its products’ popularity that could reduce revenues and harm the Company’s business, operating results and financial condition. Failure to introduce new features and product lines and to achieve and sustain market acceptance could result in the Company being unable to meet consumer preferences and generate revenue which would have a material adverse effect on its profitability and financial results from operations.

The Company’s success depends on its ability to attract and retain customers. There are many factors which could impact the Company’s ability to attract and retain customers, including but not limited to the Company’s ability to continually produce desirable product, the successful implementation of the Company’s customer acquisition plan and the continued growth in the aggregate number of people selecting CBD wellness products. The Company’s failure to acquire and retain customers could have a material adverse effect on the Company’s business, operating results and financial position.

The Company’s customers may not adequately support its products or its relationships with such retailers may deteriorate.

The Company places a significant degree of reliance on retailers to display, present and sell its products to consumers in their brick-and-mortar stores and through their online e-commerce sites. The Company’s retailers stock and display its products, and, in certain health food and other specialty stores, explain its product attributes and health benefits. The Company’s relationships with these retailers and with e-commerce platforms are important for maintaining and building consumer trust in its brands and for executing the advertising and educational programs the Company continues to deploy. The Company’s failure to maintain these relationships with its retailers and platforms or difficulties experienced by these groups could harm the Company’s business.

The Company does not receive long-term purchase commitments from its retailers, and confirmed orders received from retail partners may be difficult to enforce. In some instances, it is obliged to accept returned inventory. Furthermore, there can be no assurance that the Company will be able, in the future, to continue to sell its products to its retail customers on favorable trading terms or at all. The Company may be obligated to stop shipments to its retail customers or such customers may refuse shipments from the Company in the course of negotiating the resolution of trading issues with such customers. Factors that could affect the Company’s ability to maintain or expand its sales to these retailers include: (i) failure to accurately identify the needs of the Company’s customers; (ii) lack of customer acceptance of new products or product expansions; (iii) unwillingness of the Company’s retailers to attribute premium value to the Company’s existing and new products relative to competing products; (iv) failure to obtain shelf space from retailers; and (v) new, well-received product introductions by competitors. The Company’s sales depend, in part, on retailers effectively displaying its products, including providing attractive space in their stores, including online e-commerce platforms, and, in certain channels, having knowledgeable employees that can explain the Company’s products and their benefits. If the Company loses any of its key retailers, or if any key retailer reduces their purchases of the Company’s existing or new products, reduces their number of stores or operations, promotes products of competitors over the Company, or suffers financial difficulty or insolvency, the Company may experience reduced sales of its products, resulting in lower revenue and gross profit margin, which would harm the Company’s profitability and financial condition.

The Company depends on the popularity and acceptance of its brand portfolio.

Management believes that maintaining and promoting the Company’s brand is critical to expanding its customer base. Maintaining and promoting the Company’s brand will depend largely on its ability to continue to provide quality, reliable and innovative products, which it may not do successfully. The Company may introduce new products that customers do not like, which may negatively affect the brands and reputation. Maintaining and enhancing the Company’s brands may require it to make substantial investments, and these investments may not achieve the desired goals. If the Company fails to successfully promote and maintain its brand or if there are excessive expenses in this effort, its business and financial results from operations could be materially adversely affected.

Supply chain issues, including significant price fluctuations or shortages of materials, and distribution challenges may increase the Company’s cost of goods sold and cause its results of operations and financial condition to suffer.

If the Company is unable to secure materials at a reasonable price, it may have to alter or discontinue selling some of its products or attempt to pass along the cost to its customers, any of which could adversely affect its results of operations and financial condition. In recent months, lingering impacts of the COVID- 19 pandemic have plagued markets and caused global supply chain disruptions, shortages of raw goods, and a reduced workforce available to keep supply chains moving, causing disruptions in many industries and sectors.

Additionally, any significant interruption in, or increasing costs of, labor, freight and energy could increase the Company’s and its suppliers’ cost of goods and have a material impact on the Company’s financial condition and results from operations. If the Company’s suppliers are affected by increases in their costs of labor, freight and energy, they may attempt to pass these cost increases on to the Company. If the Company pays such increases, it may not be able to offset them through increases in its pricing. The direct and indirect impacts of Company’s ability to secure materials and move products could adversely affect its results of operations and financial condition.

The Company may not be able to successfully implement its growth strategy on a timely basis or at all.

The Company’s future success depends, in part, on its ability to implement its growth strategy, including (i) product innovations within existing categories and growth into adjacent categories and continued growth of existing products in existing categories; (ii) further penetration into new products and channels; (iii) expansion into international markets; and (iv) in support of its profitability targets, improvements in the Company’s operating income, gross profit and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) margins. The Company’s ability to implement this growth strategy depends, among other things, on its ability to:

•selectively innovate with new products, product line extensions and formats that appeal to consumers and will be supported by retailers and distributors;

•increase consumer traffic to the Company's e-commerce sales portal through paid and earned media, SEO, and expanded consumer experiences;

•maintain and expand brand loyalty and brand recognition by effectively implementing its marketing strategy and advertising initiatives;

•maintain and improve its competitive position with the Company’s brands in the channels in which it competes through growth of availability and customer facing initiatives;

•identify and successfully enter and market the Company’s products in new consumer channels, geographic markets and market segments and categories; enter into successful distribution arrangements with new distributors and retailers of its products;

•selectively develop and expand in new and existing international markets in an efficient and cost-effective manner with supportive distribution partners;

•maintain and, to the extent necessary, improve the Company’s high standards for product quality, safety and integrity;
•simplify, rationalize and maximize the Company's existing product portfolio;

•successfully and efficiently scale up operations in the Company’s manufacturing and distribution processes to buoy improvements in the Company’s operating income, gross profit and Adjusted EBITDA margins; and

•maintain sources for the required supply of quality raw ingredients to meet the Company’s growing demand.

•the Company may not be able to successfully implement the Company’s growth strategy and reach the Company’s revenue and profitability improvement targets.

The market for the Company’s products and industry is difficult to forecast due to limited and unreliable market data.

The Company will need to rely largely on its own market research to forecast industry trends and statistics as detailed forecasts are, with certain exceptions, not generally available from other sources at this early stage of the Cannabis industry. A failure in the demand for the Company’s products to materialize as a result of competition, technological change, change in the regulatory or legal landscape or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company depends on key personnel and its ability to attract and retain employees.

The Company’s success and future growth will depend, to a significant degree, on the continued efforts of the Company’s directors and officers to develop the business and manage operations, and on their ability to attract and retain key technical, scientific, sales, and marketing staff or consultants. The loss of any key person or the inability to attract and retain new key personnel could have a material adverse effect on the business and financial results from operations. The U.S. hemp and Cannabis industries may have more stringent requirements for personnel, including but not limited to, requirements that they complete criminal background checks, submit financial information, and demonstrate proof of residency, which may make it more challenging for the Company to hire and retain employees. Competition for qualified technical, scientific, sales, and marketing staff, as well as officers and directors can be intense, and no assurance can be provided that the Company will be able to attract or retain key personnel in the future. From time to time, share-based compensation may comprise a significant component of the Company’s compensation for key personnel, and if the price of the Common Shares declines, it may be difficult to recruit and retain such individuals.

In addition, COVID-19 poses a risk to all of the Company’s activities, including the potential that a member of management may contract the virus and the Company’s ability to continue to rely on its key personnel throughout the pandemic. The Company is diligently monitoring developments relating to COVID-19 and its impact on the Company’s personnel, and make operational adjustments as necessary. Any of the foregoing risks or actions could disrupt the Company’s operations and have a materials adverse effect on the Company’s results from operations and financial condition.

From time to time, the Company may rely on debt financing for some of its business activities and there can be no assurance the Company will be able to continue to access such credit, or that it will be able to comply with the terms of such credit.

From time to time, the Company may rely on debt financing for a portion of its business activities, including capital and operating expenditures. There are no assurances that the Company will be able to comply at all times with the covenants applicable under its debt arrangements; nor are there assurances that the Company will be able to secure new financing that may be necessary to finance its operations and capital growth program. Any failure of the Company to secure financing or refinancing, to obtain new financing or to comply with applicable covenants under its borrowings could have a material adverse effect on the Company’s financial results. Further, any inability of the Company to obtain new financing may limit its ability to support future growth. On March 23, 2020, the Company announced that it had entered into a new asset backed line of credit with J.P. Morgan for $10 million with an accordion feature to extend the line to $20 million with a three year maturity, see “History and Development of the Company.” The Company received a waiver for certain financial covenants for each of the three months ended September 30, 2020 and December 31, 2020. The Company also received a waiver for the trailing four quarters ended September 30, 2021. As of December 31, 2021, the Company was not in compliance with certain debt covenants. As of December 31, 2021, the Company was not in compliance with certain debt covenants and as of March 9, 2022 the line of credit was on hold. As of December 31, 2021, there are no amounts drawn on the line of credit.

The Company may have difficulty obtaining insurance to cover its operational risks.

Due to the Company’s involvement in the hemp industry, it may have difficulty obtaining the various insurances that are desired to operate its business, which may expose the Company to additional risk and financial liability. Insurance that is otherwise readily available, such as general liability, and directors’ and officers’ insurance, may be more difficult to find, and more expensive, because of the regulatory regime applicable to the industry. There are no guarantees that the Company will be able to find such insurance coverage in the future, or that the cost will be affordable. If the Company is unable to obtain insurance coverage on acceptable terms, it may prevent it from entering into certain business sectors, may inhibit growth, and may expose the Company to additional risk and financial liabilities.

The Company may be subject to growth-related risks, including capacity constraints and pressure on its internal systems and controls.

The ability of the Company to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of the Company to deal with this growth may have a material adverse effect on the Company’s business, financial condition, results of operations and prospects. In addition, there are specific risks inherent in growth of the Company’s business-to-business distribution and direct-to-consumer sales, including, among others, increased competition and risks related to the use of the Company’s information systems.

The Company may acquire other companies which could divert management’s attention, result in additional dilution to the Company’s Shareholders and otherwise disrupt the Company’s and harm its operating results.

The Company may acquire, partner or otherwise transact with other companies in the future and there are risks inherent in any such activities. Specifically, there could be unknown or undisclosed risks or liabilities of such companies for which the Company is not sufficiently indemnified. Any such unknown or undisclosed risks or liabilities could materially and adversely affect the Company’s financial performance and results of operations. The Company could encounter additional transaction and integration related costs or experience an impact to its operations or results of operation as a result of the failure to realize all of the anticipated benefits from such acquisitions or partnerships, or an inability to successfully integrate an acquisition as anticipated. All of these factors could cause dilution to the Company’s earnings per Common Share or decrease or delay the anticipated accretive effect of the acquisition or partnership and cause a decrease in the market price of the Company’s securities, or have a material adverse effect on the Company’s operations or results from operations. The Company may not be able to successfully integrate and combine the operations, personnel and technology infrastructure of any such acquired company with its existing operations. As a result of integration efforts, the Company may experience interruptions in its business activities, deterioration in its employee and customer relationships, increased costs of integration and harm to its reputation, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company may experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration of any such acquired companies may also impose substantial demands on management of the Company. There is no assurance that these acquisitions will be successfully integrated in a timely manner or without additional expenses incurred. In addition, the Company may be responsible for any legacy liabilities of businesses its acquire or be subject to additional liability in connection with other strategic transactions. The existence or amount of these liabilities may not be known at the time of acquisition, or other strategic transaction, and may have a material adverse effect on our business.

In respect of potential future acquisitions or partnerships, there can be no assurance that the Company will be able to identify acquisition or partnership opportunities that meet its strategic objectives, or to the extent such opportunities are identified, that it will be able to negotiate acceptable terms.

The Company’s intellectual property may be difficult to protect.

The Company’s success is heavily dependent upon its intangible property and technology. The Company relies upon copyrights, patents, trade secrets, unpatented proprietary know-how and continuing innovation to protect the intangible property, technology and information that is considered important to the development of the business. The Company relies on various methods to protect its proprietary rights, including confidentiality agreements with consultants, service providers and management that contain terms and conditions prohibiting unauthorized use and disclosure of confidential information. However, despite efforts to protect intangible property rights, unauthorized parties may attempt to copy or replicate intangible property, technology or processes. There can be no assurances that the steps taken by the Company to protect its intangible property, technology and information will be adequate to prevent misappropriation or independent third-party development of the Company’s intangible property, technology or processes. It is likely that other companies can duplicate a production process similar to the Company’s. Other companies may also be able to materially duplicate the Company’s proprietary plant strains. To the extent that any of the above would occur, revenue could be negatively affected, and in the future, the Company may have to litigate to enforce its intangible property rights, which could result in substantial costs and divert management’s attention and Company resources.

The Company’s ability to successfully implement its business plan depends in part on its ability to obtain, maintain and build brand recognition using its trademarks, service marks, trade dress, domain names and other intellectual property rights, including the Company’s names and logos. If the Company’s efforts to protect its intellectual property are unsuccessful or inadequate, or if any third party misappropriates or infringes on its intellectual property, the value of its brands may be harmed, which could have a material adverse effect on the Company’s business and might prevent its brands from achieving or maintaining market acceptance.

The Company may be unable to obtain registrations for its intellectual property rights for various reasons, including refusal by regulatory authorities to register trademarks or other intellectual property protections, prior registrations of which it is not aware, or it may encounter claims from prior users of similar intellectual property in areas where it operates or intends to conduct operations. This could harm its image, brand or competitive position and cause the Company to incur significant penalties and costs.

On April 20, 2018, the USPTO issued a Final Office Action refusing registration of two trademark applications submitted by the Company based on the Trademark Examiner’s interpretation that the marks were not in lawful use in commerce under Sections 1 and 45 of the United States Trademark Act and because the goods identified in the application were not in compliance with either the CSA or the FD&C Act. The Company filed a Request for Reconsideration of the refusals in March 2019. Despite USPTO’s aforementioned position and refusal for registration, the Company may rely on common law theories of trademark protection and enforcement in cases of actual or suspected trademark infringement of the trademarks it wishes to protect.

Companies in the retail and wholesale consumer packaged goods industries frequently own trademarks and trade secrets and often enter into litigation based on allegations of infringement or other violations of intangible property rights. The Company may be subject to intangible property rights claims in the future and its products may not be able to withstand any third-party claims or rights against their use. Any intangible property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention.

An adverse determination also could prevent the Company from offering its products to others and may require that the Company procure substitute products or services for these members.

With respect to any intangible property rights claim, the Company may have to pay damages or stop using intangible property found to be in violation of a third party’s rights. The Company may have to seek a license for the intangible property, which may not be available on reasonable terms and may significantly increase operating expenses. The technology also may not be available for license at all. As a result, the Company may also be required to pursue alternative options, which could require significant effort and expense. If the Company cannot license or obtain an alternative for the infringing aspects of its business, it may be forced to limit product offerings and may be unable to compete effectively. Any of these results could harm the Company’s brand and prevent it from generating sufficient revenue or achieving profitability.

The Company is involved in litigation, including class action litigation matters, and there may be additional litigation in the future in which it will be involved.

The Company is currently involved in litigation. An adverse decision in the litigation could have a material adverse effect on the Company’s business, financial condition or results of operations. The Company may become party to litigation from time to time in the ordinary course of business which could adversely affect the Company’s business. Should any litigation in which the Company becomes involved be determined against it, such a decision could materially adversely affect the Company’s ability to continue operating and the market price for the Common Shares and could use significant resources.

Furthermore, as a manufacturer, processor and distributor of products designed to be ingested by humans, the Company faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of the Company’s products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of the Company’s products alone or in combination with other medications or substances could occur. Although the Company will have quality control procedures in place, it may be subject to various product liability claims, including, among others, that the products produced by the Company, or the products that will be purchased by the Company from third-party licensed producers, caused injury, illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against the Company could result in increased costs, could adversely affect the Company’s reputation with its customers and consumers generally and could have a material adverse effect on the Company’s business, results of operations and financial condition. There can be no assurances that the Company will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the Company’s potential products.

Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for management and detracts from management’s ability to fully focus internal resources on business activities. In addition, legal fees and costs incurred in connection with such activities may be significant and the Company could, in the future, be subject to judgments or enter into settlements of claims for significant monetary damages. A decision adverse to the interests of the Company could result in the payment of substantial damages and could have a material adverse effect on cash flow, results of operations and financial position. With respect to any litigation, the Company’s insurance may not reimburse or may not be sufficient to reimburse the Company for the expenses or losses it may suffer in contesting and concluding such litigation. Even if successful, substantial litigation costs may adversely impact the Company’s business, operating results or financial condition.

Trade Secrets may be difficult to protect.

The Company’s success depends upon the skills, knowledge and experience of its scientific and technical personnel, consultants, and advisors, as well as contractors. Because the Company operates in a highly competitive industry, it relies in part on trade secrets to protect its proprietary products and processes. However, trade secrets are difficult to protect. The Company enters into confidentiality or non-disclosure agreements with its corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential, and not disclose to third parties, confidential information developed by the receiving party or made known to the receiving party by the Company during the course of the receiving party’s relationship with the Company. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to the Company will be its exclusive property, and the Company enters into assignment agreements to perfect its rights.

These confidentiality, inventions and assignment agreements, where in place, may be breached and may not effectively assign intellectual property rights to the Company. The Company’s trade secrets could also be independently discovered by competitors, in which case the Company would not be able to prevent the use of such trade secrets by its competitors. The enforcement of a claim alleging that a party illegally obtained and was using the Company’s trade secrets could be difficult, expensive and time consuming and the outcome could be unpredictable. Failure to obtain or maintain effective trade secret protection could adversely affect the Company’s competitive position.

The Company’s status as a public benefit company and a Certified B Corp may not result in the benefits that the Company anticipates.

The Company has elected to be classified as a “Benefit Company” under the BCBCA, in connection with which it will pursue the public benefits identified in its Articles. There is no assurance, however, that the expected positive impact from being a benefit company will be realized.

As a benefit company, the Company is required to disclose to Shareholders an annual benefit report outlining how the Company conducts its business in a responsible and sustainable manner and how it promotes its public benefit. In addition, the Company’s directors and officers are required to act honestly and in good faith with a view to conducting business in a responsible and sustainable manner and promoting the company’s public benefits, which must be balanced with their duty under the BCBCA to act honestly and in good faith with a view to the best interests of the Company. If the Company is unable to provide this report in a timely manner, or if the report is not viewed favorably by the parties with which the Company does business, its regulators, or others reviewing its credentials, its reputation and status as a benefit company may be harmed.

In addition to being a benefit company, the Company has been certified by B Lab as a “Certified B Corp.”, which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are set by B Lab, and may change over time, and the Company’s continued certification is at the sole discretion of B Lab. To maintain certification, the Company is required to update its assessment and verify its updated score with B Lab every three years. The Company was first certified in August 2020. There is no guarantee that the Company will be recertified. The Company’s reputation could be harmed if it loses its status as a Certified B Corp, whether by its choice or by its failure to continue to meet the certification requirements. Likewise, the Company’s reputation could be harmed if its publicly reported Certified B Corp score declines.

As a public benefit company, the Company has a duty to balance a variety of interests that may result in actions that do not maximize Shareholder value.

As a benefit company, the Company is required to balance the financial interests of its Shareholders with the best interests of those stakeholders materially affected by its conduct, including particularly those affected by the specific benefit purposes set forth in the Company’s Articles. Accordingly, being a benefit company and complying with the related obligations could negatively impact the Company’s ability to provide the highest possible return to its Shareholders.
As a benefit company under British Columbia law, the Company’s directors and officers are required to act honestly and in good faith with a view to conducting business in a responsible and sustainable manner and promoting the company’s public benefits, which must be balanced with their duty under the BCBCA to act honestly and in good faith with a view to the best interests of the Company. While the Company believes its public benefit designation and obligation will benefit Shareholders, in balancing these interests the Board of Directors may take actions that do not maximize Shareholder value. Any benefits to Shareholders resulting from the Company’s public benefit purposes may not materialize within the expected timeframe, or at all, and may have negative effects. For example:

•the Company may choose to revise its policies in ways that it believes will be beneficial to its stakeholders, including but not limited to, the Company’s Shareholders, employees, suppliers, creditors and consumers, as well as the government and the environment and the community and society in which the Company operates, even though the changes may be costly;

•the Company may take actions, such as making contributions to non-profit organizations and charities, which are made on an ad hoc basis, concentrating first on those entities that have historically supported the business through education of existing and potential customers. The Company also supports non-profits that it believes can utilize the wellness aspects of its products (i.e., military veterans, adaptive athletes, educational organizations, etc.). By doing so, the Company believes that socially oriented action will ultimately have a positive impact on the Company, even though these actions may be more costly than other alternatives;

•the Company may be influenced to pursue programs and services to demonstrate its commitment to the communities it serves even though there is no immediate return to its Shareholders; or

•in responding to a possible proposal to acquire the Company, the Board of Directors may be influenced by the interests of the Company’s stakeholders, including its employees, customers, the environment, and the communities where its employees live and where it does business, whose interests may be different from the interests of the Company’s Shareholders.

The Company may be unable or slow to realize the benefits it expects from actions taken to benefit its stakeholders, including farmers, suppliers, crew members and local communities, which could adversely affect the Company’s business, financial condition and results of operations, which in turn could cause the Company’s share price to decline. In the event of a conflict or dispute regarding the Company’s Board of Directors’ balancing of interests and the duty to act in a responsible and sustainable manner, there is uncertainty as to how such a conflict may be resolved as British Columbia courts have not yet developed as substantive a body of law on this topic as with traditional director duties.

As a benefit company, the Company may be subject to increased legal proceedings concerning its duty to balance Shareholder and public benefit interests, the occurrence of which may have an adverse impact on the Company’s financial condition and results of operations.

As a British Columbia benefit company, the Company’s Shareholders (if they, individually or collectively, own at least 2% of the Company’s outstanding capital stock or shares having at least C$2 million in market value (whichever is less)) are entitled to commence a legal proceeding claiming that the Company’s directors failed to balance Shareholder and public benefit interests, although the BCBCA clarifies that despite any rule of law to the contrary, a court may not order monetary damages in relation to any breach by the Company’s directors of these additional duties. This potential liability does not exist for traditional corporations. As a new class of corporate entity, there is uncertainty over how British Columbia courts would view a board’s balancing of interests as little jurisprudence exists to offer insights or guidance. Therefore, the Company may be subject to the possibility of increased legal proceedings, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute the Company’s strategy. Any such derivative litigation may be costly and have an adverse impact on the Company’s financial condition and results of operations.

The Company contracts with certain third parties for portions of its operations; should a third party be subject to insolvency or otherwise be unable or unwilling to perform their obligations to the Company, it could negatively impact the Company's operations.

The Company's business relies on full compliance under applicable laws and regulations relating to the sale of its products across the United States and internationally. The regulation of third-party suppliers may have a significant impact upon the Company's business. Any enforcement activity or any additional uncertainties which may arise in the future could cause substantial interruption or cessation of the Company's business, including adverse impacts to the Company's supply chain and distribution channels, and other civil and/or criminal penalties at the federal level.

The Company is party to business relationships, transactions and contracts with various third parties, pursuant to which such third parties have performance, payment and other obligations to the Company. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the Company's rights and benefits in relation to its business relationships, contracts and transactions with such third parties could be terminated, modified in a manner adverse to the Company, or otherwise impaired. The Company cannot make any assurances that it would be able to arrange for alternate or replacement business relationships, transactions or contracts on terms as favorable as existing business relationships, transactions or contracts if at all. Any inability on the Company's part to do so could have a material adverse effect on its business and results of operations.

While discussing potential business relationships or other transactions with third parties, the Company may disclose confidential information relating to the business, operations or affairs of the Company. Although confidentiality agreements are to be signed by third parties prior to the disclosure of any confidential information, a breach of such confidentiality agreement could put the Company at competitive risk and may cause significant damage to its business. The harm to the Company's business from a breach of confidentiality cannot presently be quantified but may be material and may not be compensable in damages. There can be no assurance that, in the event of a breach of confidentiality, the Company will be able to obtain equitable remedies, such as injunctive relief from a court of competent jurisdiction in a timely manner, if at all, in order to prevent or mitigate any damage to its business that such a breach of confidentiality may cause.

Risks Relating to the Company’s Securities

The Company has a history of losses and may continue to incur losses in the future.

The Company has incurred both operating and net losses in each of its last fiscal years, has incurred losses through the first part of the current fiscal year, and may continue to incur losses in the future as it continues to build its brand and invest in its products. This lack of profitability limits the resources available to the Company to fund its operations and to invest in new products and services and otherwise improve its business operations. The Company cannot assure you that it will be able to operate profitably or generate positive cash flows. If the Company cannot achieve profitability, it may be forced to cease operations and you may suffer a total loss of your investment.

The Company anticipates requiring substantial additional financing to operate its business and it may face difficulties acquiring additional financing on terms acceptable to the Company or at all.

Given its lack of profitability, the Company expects to require substantial additional capital in the near future to continue operations at its cultivation and production facilities, dispensaries, expansion of its product lines, development of its intellectual property base, increasing production capabilities and expanding its operations in states where it currently operates and states where it currently does not have operations. The Company may not be able to obtain additional financing on terms acceptable to it, or at all. If the Company fails to raise additional capital, as needed, its ability to implement its business model and strategy could be compromised.

Even if the Company obtains financing for its near-term operations, it expects that it will require additional capital thereafter. The capital needs of the Company will depend on numerous factors including: (i) profitability; (ii) the release of competitive products by competitors; (iii) the level of investment in R&D; (iv) operating expenses and (v) the amount of the Company’s capital expenditures, including acquisitions. There can be no assurance that the Company will be able to obtain capital in the future to meet its needs.

The Company is continually assessing a range of public and private financing options, including secured and unsecured debt, equity,and convertible debt. Although the Company has accessed private financing in the past, there is neither a broad nor deep pool of institutional capital that is available to companies in the U.S. hemp industry. There can be no assurance that additional financing, if raised privately, will be available to the Company when needed or on terms which are acceptable.

The Company has discretion in the use of proceeds from its securities issuances.

Generally, when the Company issues securities, management of the Company will have broad discretion with respect to the application of net proceeds received by the Company from the sale of the securities and may spend such proceeds in ways that do not improve the Company’s results of operations or enhance the value of the securities issued and outstanding from time to time. Any failure by management to apply these funds effectively could result in financial losses that could have a material adverse effect on the Company’s business or cause the price of the securities of the Company issued and outstanding from time to time to decline.

There is a limited market for the Company’s Common Shares and warrants.

The Common Shares are listed on the TSX under the symbol “CWEB”. The 2019 Warrants are listed on the TSX under the symbol “CWEB.WT”. The 2020 Warrants are listed on the TSX under the symbol “CWEB.WR”. The Replacement Warrants are listed on the TSX under the symbol “CWEB.WS”. However, there can be no assurance that an active and liquid market for the Common Shares or warrants will be maintained and an investor may find it difficult to resell any securities of the Company.

The market price of the Company’s Common Shares and other listed securities may be volatile.

The market price of the Common Shares, 2019 Warrants, Replacement Warrants and 2020 Warrants may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond the Company’s control. This volatility may affect the ability of holders of the Common Shares, 2019 Warrants, Replacement Warrants and 2020 Warrants to sell their securities at an advantageous price. Such volatility could be subject to significant fluctuations in response to numerous factors including:

•the public’s reaction to the Company’s press releases, announcements and filings with regulatory authorities and those of its competitors;

•fluctuations in broader stock market prices and volumes or adverse changes in general market conditions or economic trends or as a result of the COVID-19 pandemic and/or social unrest generally;

•changes in market valuations of similar companies;

•investor perception of the Company, its prospects or the industry in general;

•additions or departures of key personnel;

•commencement of or involvement in litigation;

•changes in the regulatory landscape applicable to the Company, the dietary supplement and/or the hemp industry;

•media reports, publications or public statements relating to, or public perceptions of, the regulatory landscape applicable to the Company, the dietary supplement and/or the hemp industry, whether correct or not;

•announcements by the Company or its competitors of strategic alliances, significant contracts, new technologies, acquisitions, dispositions, commercial relationships, joint ventures or capital commitments;

•variations in the Company’s quarterly results of operations or cash flows or those of other comparable companies;

•revenues and operating results failing to meet the expectations of securities analysts or investors in a particular quarter;

•downward revision in securities analysts’ estimates;

•changes in the Company’s pricing policies or the pricing policies of its competitors;

•future issuances and sales of Common Shares or other securities of the Company, including as a result of the conversion of Proportionate Voting Shares and sale of Common Shares issuable thereafter;

•sales of Common Shares by insiders of the Company;

•third party disclosure of significant short positions;

•demand for and trading volume of Common Shares and other listed securities of the Company;

•changes in securities analysts’ recommendations and their estimates of the Company’s financial performance;

•short-term fluctuation in share price caused by changes in general conditions in the domestic and worldwide economies or financial markets;

•consequences of government action in response to COVID-19;

•changes in global financial markets and global economics and general market conditions, such as interest rates and product price volatility, and including those caused by COVID-19; and

•the other risk factors described in this Form 10-K.

The realization of any of these risks and other factors beyond the Company’s control could cause the market price of the Common Shares to decline significantly.

In addition, broad market and societal factors, as well as political, social and economic instability globally or in the markets we serve may harm the market price of the Common Shares and other listed securities of the Company. Hence, the price of the Common Shares and such other securities could fluctuate based upon factors that have little or nothing to do with the Company, and these fluctuations could materially reduce the price of the Common Shares or such other securities regardless of the Company’s operating performance. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, the Company’s operations could be adversely impacted, and the trading price of the Common Shares or other listed securities of the Company may be materially adversely affected.

In the past, following a significant decline in the market price of a company’s securities, there have been instances of securities class action litigation having been instituted against that company. If the Company were involved in any similar litigation, it could incur substantial costs, management’s attention and resources could be diverted and it could harm the Company’s business, operating results and financial condition.

The Company does not intend to pay dividends on its Common Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of the Company’s Common Shares.

The Company does not anticipate paying cash dividends on the Common Shares in the foreseeable future. The Company currently intends to retain all future earnings to fund the development and growth of its business. Any payment of future dividends will be at the discretion of the directors and will depend on, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that the directors deem relevant. Investors must rely on sales of their Common Shares after price appreciation, which may never occur, as the only way to realize a return on their investment.

The Company is a holding company and its earnings depend on the earnings and distributions of its subsidiaries.

The Company is a holding company and substantially all of its assets consist of shares of Charlotte’s Web, Inc. and Abacus (including the Abacus Subsidiaries). As a result, investors are subject to the risks attributable to Charlotte’s Web, Inc. and any and all future affiliates. The Company does not have any significant assets and conducts substantially all of its business through its subsidiaries, which generate all or substantially all of the Company’s revenues. The ability of the Company’s subsidiaries to distribute funds to the Company will depend on their operating results, tax considerations (both domestic and cross-border) and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by these subsidiaries and contractual restrictions contained in the instruments governing their debt, existing or if incurred. In the event of a bankruptcy, liquidation or reorganization of one or more of the Company’s subsidiaries, or any other future subsidiary, holders of indebtedness and trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to the Company.

Future sales of Common Shares by Shareholders, directors or officers could create volatility in the Company’s share price.

Subject to compliance with applicable securities laws and the terms of any applicable lock-up arrangements, the Company’s officers, directors, promoters and their affiliates may sell some or all of their Common Shares in the future. No prediction can be made as to the effect, if any, such future sales of Common Shares will have on the market price of the Common Shares prevailing from time to time. However, the future sale of a substantial number of Common Shares by the Company’s officers and directors, promoters and their affiliates, or the perception that such sales could occur, could materially adversely affect prevailing market prices for the Common Shares of the Company and other listed securities of the Company.

All of the currently outstanding Common Shares are, subject to applicable securities laws, generally immediately available for resale in the public markets. Additional Common Shares issuable upon the exercise of stock options may also become available for sale in the public market, which may also cause the market price of the Common Shares to fall. Accordingly, if substantial amounts of Common Shares are sold in the public market, the market price could fall.

A small number of Shareholders may exercise significant influence on matters submitted to Shareholders for approval.

The Company has a small number of Shareholders who own, in the aggregate, approximately a 6.7% equity interest in the Company. As a result, although such Shareholders may not have an agreement to act in concert, such Shareholders have the ability to exercise significant influence over matters submitted to Shareholders for approval, whether subject to approval by a majority of the Shareholders or special resolution.

The Company may issue an unlimited number of shares, and additional issuances could dilute a Shareholder’s holdings.

The Company may issue additional Common Shares in the future which may dilute a Shareholder’s holdings in the Company. The Articles permit the issuance of an unlimited number of Common Shares, and an unlimited number of Preferred Shares issuable in series, and Shareholders have no pre-emptive rights in connection with any further issuances. The directors of the Company have the discretion to determine the provisions attaching to the Common Shares and the price and the terms of issue of further Common Shares.

Additional equity financing, including pursuant to an at-the-market offering, may be dilutive to Shareholders and could contain rights and preferences superior to those of the Common Shares. Debt financing may involve restrictions on the Company’s financing and operating activities. Debt financing may be convertible into other securities of the Company which may result in immediate or resulting dilution. In either case, additional financing may not be available to the Company on acceptable terms or at all. If the Company is unable to raise additional funds as needed, the scope of its operations or growth may be reduced and, as a result, the Company may be unable to fulfil its long-term goals. In this case, investors may lose all or part of their investment. Any default under such debt instruments could have a material adverse effect on the Company, its business, or the results of operations.

Purchasers of the Company’s Common Shares may experience immediate and substantial dilution of their investment.

The offering price of Common Shares may significantly exceed the net tangible book value per share of the Common Shares. Accordingly, a purchaser of Common Shares may incur immediate and substantial dilution of his, her or its investment. If outstanding options and warrants to purchase Common Shares are exercised or securities convertible into Common Shares are converted, additional dilution will occur. The Company may sell additional Common Shares or other securities that are convertible or exchangeable into Common Shares in future offerings or may issue additional Common Shares or other securities to finance future acquisitions.

The Company cannot predict the size or nature of future sales or issuances of securities or the effect, if any, that such future sales and issuances will have on the market price of the Common Shares. Sales or issuances of substantial numbers of Common Shares or other securities that are convertible or exchangeable into Common Shares, or the perception that such sales or issuances could occur, may adversely affect prevailing market prices of the Common Shares. With any additional sale or issuance of Common Shares or other securities that are convertible or exchangeable into Common Shares, investors will suffer dilution to their voting power and economic interest in the Company. Furthermore, to the extent holders of the Company’s stock options or other convertible securities convert or exercise their securities and sell the Common Shares they receive, the trading price of the Common Shares on the TSX may decrease due to the additional amount of Common Shares available in the market.

The elimination of monetary liability against the Company’s directors, officers, and employees under British Columbia law and the existence of indemnification rights for the Company’s obligations to its directors, officers, and employees may result in substantial expenditures by the Company and may discourage lawsuits against its directors, officers, and employees.

The Company’s Articles contain a provision permitting the Company to eliminate the personal liability of its directors to the Company and its Shareholders for damages incurred as a director or officer to the extent provided by British Columbia law. The Company also has contractual indemnification obligations under employment agreements with certain of its officers and agreements entered into with its directors. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and the resulting costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by the Company’s Shareholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its Shareholders.

There may be difficulty in enforcing judgments and effecting service of process on directors and officers that are not citizens of the United States.

Certain of the Company’s directors and officers reside outside of the United States and some or all of the assets of such persons are located outside of the United States. Therefore, it may not be possible for Shareholders to collect or to enforce judgments or liabilities against them under U.S. securities laws. Moreover, it may not be possible for Shareholders to effect service of process upon such persons. Generally, original actions to enforce liabilities under U.S. federal securities laws may not be brought in a Canadian or other court. Such actions must be brought in a court in the United States with applicable jurisdiction. Persons obtaining judgments against the Company in United States courts, including judgments obtained under U.S. federal securities laws, will then be required to bring an application in a Canadian court to enforce such judgments in Canada.

The Company’s Articles provide that the Supreme Court of British Columbia, Canada and the Court of Appeal of British Columbia, Canada shall, to the fullest extent permitted by law, be the sole and exclusive forum for derivative actions, actions relating to breaches of fiduciary duty, and other matters, creating a conflict with U.S. federal securities laws, which may limit the ability to obtain a favorable judicial forum for disputes with the Company.

The Company’s Articles contain a forum selection provision, which, among other things, identifies British Columbia Courts as the exclusive forum for certain litigation. Given that, under United States law, investors cannot waive compliance by the Company with U.S. federal securities laws, it is uncertain whether the forum selection provision applies to actions arising under U.S. federal securities laws, and if it does, whether British Columbia Courts would enforce such provision. It is also uncertain whether a breach of U.S. securities law in and of itself would give rise to a direct cause of action in British Columbia Courts, although indirect causes of action may arise thereunder as a result of, without limitation, breach or misrepresentation. In the event it was determined that the forum selection provision applies to actions arising under U.S. federal securities laws or, if British Columbia Courts refused to enforce such provisions, if a breach of U.S. securities law did not give rise to a cause of action in British Columbia Courts, there is a risk that the Company would be required to litigate any such breach in a jurisdiction which is less favorable to the Company which could result in additional costs and financial losses that could have a material adverse effect on the Company’s business. These provisions may limit the Company’s shareholders’ ability to bring a claim in a judicial forum they find favorable for disputes with the Company or its directors, officers, or other employees, which may discourage lawsuits against the Company and its directors, officers, and other employees. See “Description of Registrant’s Securities to be Registered – Forum Selection”

The Company is subject to U.S. and other income tax and is treated as a U.S. domestic company for U.S. federal income tax purposes.

The Company takes the position that the Company is treated as a U.S. domestic Company for U.S. federal income tax purposes under section 7874 of the Internal Revenue Code of 1986 and this treatment is expected to continue indefinitely. As a result, the Company is, and anticipates that it will continue to be, subject to U.S. income tax on its worldwide income.

Furthermore, the Company is subject to Canadian and Israel income tax. Consequently, the Company is, and anticipates that it will continue to be, liable for U.S., Canadian and Israel income tax, which could have a material adverse effect on its financial condition and results of operations.

General Risk Factors

Investment in the Company’s Common Shares is speculative, involves risk, and there is no guarantee of a return.

There is no guarantee that the Common Shares will earn any positive return in the short term or long term. A holding of Common Shares is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. A holding of Common Shares is appropriate only for holders who have the capacity to absorb a loss of some or all of their holdings.

Product recalls and returns could adversely affect the Company’s operating results and financial condition.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the Company’s products are recalled, the Company could incur the unexpected expense relating to the recall and any legal proceedings that might arise in connection with the recall. The Company may lose revenue due to loss of sales and may not be able to compensate for or replace that revenue.

In addition, a product recall may require significant management attention. Recall of products could lead to adverse publicity, decreased demand for the Company’s products and could have significant reputational and brand damage. Although the Company has detailed procedures in place for testing its products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. A recall for any product could lead to adverse publicity, decreased demand for the Company’s products and could have a material adverse effect on the results of operations and financial condition of the Company. Additionally, product recalls may lead to increased scrutiny of the Company’s operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses.

In addition, product returns are a customary part of the Company's business. Products may be returned for various reasons, including expiration dates or lack of sufficient sales volume. Any increase in product returns could negatively impact the Company's results of operations.

The Company may be subject to impairment of intangible and long-lived assets, which could adversely impact the Company’s financial results.

Intangible and long-lived assets are reviewed for impairment when events or changes in circumstances indicate that fair value has been reduced to less than its carrying value. Determining the fair value is judgmental and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the impairment will prove to be accurate predictions of the future. Adverse market conditions, including a decrease in the Company’s market capitalization, adverse impacts of the COVID-19 pandemic, temporary or permanent loss of key customers and distribution channels, among other factors, could have a material adverse effect on the Company's business, financial condition and results of operations and could result in impairment of the Company's intangible and long-lived assets.

Certain employees or directors of the Company may have interests that conflict with those of the Company.

Certain of the employees and directors of the Company may also be directors, officers, consultants or stakeholders of other companies or enterprises, some of which may be in similar sectors, and conflicts of interest may arise between their duties to the Company and their duties to or interests in such other companies or enterprises. Certain of such conflicts may be required to be disclosed in accordance with, and subject to, such procedures and remedies as applicable under the BCBCA and applicable securities laws, however, such procedures and remedies may not fully protect the Company.

The future growth of the Company depends on the effectiveness and efficiency of its advertising and promotional expenditures to attract and retain customers.

The Company’s future growth and profitability will depend on the effectiveness and efficiency of advertising and promotional expenditures, including its ability to: (i) create greater awareness of its products; (ii) determine the appropriate creative message and media mix for future advertising expenditures; and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that advertising and promotional expenditures will result in revenues in the future or will generate awareness of the Company’s technologies, products or services. Specifically, ineffective marketing could reduce e-commerce traffic, which will reduce new consumer acquisition place overreliance on existing consumers. In addition, no assurance can be given that the Company will be able to manage its advertising and promotional expenditures on a cost-effective basis.

In addition, periodic changes to search engine algorithms, which retrieve data from search indices and deliver ranked search results, produce changes in search engine results pages. Any changes to these algorithms or in how these algorithms are applied, and therefore search engine results pages, could reduce visibility of, and traffic on, the Company’s e-commerce website and negatively impact the Company’s financial position and results of operations.

Additionally, the significant and continuing impact of COVID-19 in dominating news cycles in North America may have caused or could cause a reduction in search traffic for CBD or the Company’s website or products. Any impact or reduction on ultimate traffic to the Company’s e-commerce website could have a material adverse effect on the Company’s direct-to-consumer sales, the Company's business, financial condition and results of operations.

The use of customer information and other personal and confidential information creates compliance risks.

The Company collects, processes, maintains and uses data, including sensitive information on individuals, available to the Company through online activities and other customer interactions with its business. The Company’s current and future marketing programs may depend on its ability to collect, maintain and use this information, and its ability to do so is subject to evolving international, U.S. and Canadian laws and enforcement trends. The Company strives to comply with all applicable laws and other legal obligations relating to privacy, data protection and customer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, conflict with other rules, conflict with the Company’s practices or fail to be observed by its employees or business partners. If so, the Company may suffer damage to its reputation and be subject to proceedings or actions against it by governmental entities or others. Any such proceeding or action could hurt the Company’s reputation, force it to spend significant amounts to defend its practices, distract its management or otherwise have an adverse effect on its business.

Certain of the Company’s marketing practices rely upon e-mail, social media and other means of digital communication to communicate with consumers on its behalf. The Company may face risk if its use of e-mail, social media or other means of digital communication is found to violate applicable laws. The Company posts its privacy policy and practices concerning the use and disclosure of user data on its websites. Any failure by the Company to comply with its posted privacy policy or other privacy-related laws and regulations could result in proceedings which could potentially harm its business. In addition, as data privacy and marketing laws change, the Company may incur additional costs to ensure it remains in compliance. If applicable data privacy and marketing laws become more restrictive at the international, federal, provincial or state levels, the Company’s compliance costs may increase, its ability to effectively engage customers via personalized marketing may decrease, its investment in its e-commerce platform may not be fully realized, its opportunities for growth may be curtailed by its compliance burden and its potential reputational harm or liability for security breaches may increase.

The Company faces risks related to its information technology systems and potential cyber-attacks and security and privacy breaches.

The Company’s operations depend, in part, on how well it and its third-party service providers protect networks, equipment, information technology (“IT”) systems and software against damage from a number of threats, including, but not limited to, cable cuts, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations.

The Company or its third-party service providers collect, process, maintain and use sensitive personal information relating to its customers and employees, including customer financial data (e.g., credit card information) and their personally identifiable information, and rely on third parties in connection with the operation of its e-commerce site and for the various social media tools and websites it uses as part of its marketing strategy. Any perceived, attempted or actual unauthorized disclosure of customer financial data (e.g., credit card information) or personally identifiable information regarding the Company’s employees, customers or website visitors could harm its reputation and credibility, reduce its e-commerce sales, impair its ability to attract website visitors, reduce its ability to attract and retain customers and could result in litigation against the Company or the imposition of significant fines or penalties.

Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting new foreign, federal, provincial and state laws and legislative proposals addressing data privacy and security. As a result, the Company may become subject to more extensive requirements to protect the customer information that it processes in connection with the purchase of its products, resulting in increased compliance costs.

The Company’s information technology systems and on-line activities, including its e-commerce websites, also may be subject to denial of service, malware or other forms of cyber-attacks. While the Company has taken measures to protect against those types of attacks, those measures may not adequately protect its on-line activities from such attacks. If a denial-of-service attack or other cyber event were to affect the Company’s e-commerce sites or other information technology systems, its business could be disrupted, it may lose sales or valuable data, and its reputation may be adversely affected. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

Demand for the Company’s products and services are influenced by general economic and consumer trends beyond the Company’s control.

There can be no assurance that the Company’s business and corresponding financial performance will not be adversely affected by general economic or consumer trends. In particular, global economic conditions remain constrained, and if such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, the recent trends towards rising inflation may also materially adversely our business and corresponding financial position and cash flows.

Furthermore, such economic conditions have produced downward pressure on share prices and on the availability of credit for financial institutions and corporations. If current levels of market disruption and volatility continue, the Company might experience reductions in business activity, increased funding costs and funding pressures, as applicable, a decrease in the market price of the Common Shares, a decrease in asset values, additional write-downs and impairment charges and lower profitability.

In addition, the outbreak of COVID-19 has resulted in governments worldwide enacting measures to combat the spread of the virus, including in the U.S. These measures, which include the implementation of travel restriction, self-isolation measures, physical distancing and in some instances, the suspension of non-essential business, have caused material disruption to businesses globally, resulting in an economic slowdown. The duration and impact of the COVID- 19 outbreak is unknown at this time, as is the efficacy of the response measures. It is impossible to forecast the duration and full scope of the economic impact of COVID-19 and other consequential changes it will have on the Company’s business, operations and prospects, both in the short term and in the long term. Future crises may be precipitated by any number of causes, including natural disasters, public health crises, geopolitical instability, or sovereign defaults. These factors may impact the Company’s operations and the ability of the Company to obtain equity or debt financing in the future and, if obtained, on terms favorable to the Company. Increased levels of volatility and market turmoil can adversely impact the Company’s operations and share price.

The costs of being a public company are high and may strain the Company’s resources.

The Company incurs significant legal, accounting, insurance and other expenses as a result of being a public company, which may negatively impact its performance and could cause its results of operations and financial condition to suffer. Compliance with applicable securities laws in Canada and the United States and the rules of the TSX and the U.S. Securities and Exchange Commission ("SEC") constitutes a significant expense, including legal and accounting costs, and makes some activities more time-consuming and costly. Reporting obligations as a public company and the Company’s anticipated growth may place a strain on the Company’s financial and management systems, processes and controls, as well as on personnel.

The Company’s internal controls over financial reporting may not be effective, and the Company’s independent auditors may not be able to certify as to their effectiveness, which could have a material and adverse effect on the Company’s business.

The Company is subject to reporting and other obligations under applicable Canadian Securities Laws and rules of any stock exchange on which the Common Shares are listed, including National Instrument 52-109 – Certification of Disclosure in Issuers’ Annual and Interim Filings of the Canadian Securities Administrators, and upon effectiveness of this Registration Statement, will be subject to U.S. securities reporting and regulatory requirements. These reporting and other obligations place significant demands on the Company’s management, administrative, operational and accounting resources. If the Company is unable to accomplish any such necessary objectives in a timely and effective manner, the Company’s ability to comply with its financial reporting obligations and other rules applicable to reporting issuers could be impaired. Moreover, any failure to maintain effective internal controls could cause the Company to fail to satisfy its reporting obligations or result in material misstatements in its financial statements. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results could be materially adversely affected which could also cause investors to lose confidence in the Company’s reported financial information, which could result in a reduction in the trading price of the Common Shares.

The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error or fraud. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within an organization are detected. The inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of certain persons, by collusion of two or more people or by management override of the controls. Due to the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all.

The Company may have to amend prior financial reporting.

The Company's auditors (former and current) are subject to standard review by the Canadian Public Accountability Board, the Public Company Accounting Oversight Board and similar oversight bodies and regulatory authorities. Such reviews could result in the Company being required to amend prior financial reporting, which could divert Company resources to such process.

If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about the Company, its business or its market, its share price and trading volume could decline.

The trading market for Common Shares could be influenced by the research and reports that industry and/or securities analysts may publish about the Company, its business, the market or competitors. If any of the analysts who may cover the Company’s business change their recommendation regarding the Common Shares adversely, or provide more favorable relative recommendations about its competitors, the Company's share price would likely decline. If any analyst who may cover the Company’s business were to cease coverage or fail to regularly publish reports on the Company, it could lose visibility in the financial markets, which in turn could cause the share price or trading volume to decline.

Changes in tax laws could require the Company to pay additional tax amounts, decreasing the amount of capital available to the Company.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to the Company. These enactments and events could require the Company to pay additional tax amounts on a prospective or retroactive basis, thereby substantially increasing the amount of taxes the Company is liable to pay in the relevant tax jurisdictions. Accordingly, these events could decrease the capital that the Company has available to operate its business. Any or all of these events could harm the business and financial performance of the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the Company’s principal physical properties.

Material Properties
Type	Location	Leased / Owned
Manufacturing, Production, Research and Development	700 Tech Court, Louisville, Colorado	Leased
Office	1801 California Street, Denver, Colorado	Sublease
Office	1600 Pearl Street, Boulder, Colorado*	Sublease

*As of June 1, 2021, the Company executed a sublease agreement to cover its obligations concerning the 1600 Pearl Street property and moved its headquarters to the 1801 California Street property.

Facilities Overview

As at the date hereof, the Company operates several Colorado-based facilities to house administrative work, processing, R&D, distribution, horticulture, breeding and greenhouse space. In 2019, the Company leased a 136,610-square-foot industrial building located at 700 Tech Court in the Colorado Technology Center in Louisville, Colorado. This new cGMP facility, the LOFT, enables the Company for production, distribution, quality control and R&D expansion. This facility was used for supply chain activities commencing in the second quarter of 2020 and manufacturing and operations commencing in the third quarter of 2020.

Through its subsidiaries, the Company has entered into material lease agreements related to its operations. Those agreements are discussed below.

700 Tech Court

On May 7, 2019, EJ 700 Tech Court LLC entered into a lease agreement with Charlotte’s Web, Inc. for a period of 126 months commencing on September 1, 2019 for the premises located at the LOFT at 700 Tech Court, Louisville, Colorado (the “Tech Court Lease Agreement”), a cGMP facility. Following a lease abatement period for the first six months of no monthly rent payments, the monthly base rent for the remainder of the year of the term of the lease was $90,956.25 per month. The foregoing description is qualified in its entirety by reference to the Tech Court Lease Agreement

1801 California Street

On May 11, 2021, Molson Coors Beverage Company (“Molson Coors”), as tenant and sublandlord, and Charlotte’s Web, Inc., as subtenant, entered in a sublease agreement covering and describing the premises known as the entire 47th floor of a building located at 1801 California Street in Denver, Colorado comprising 22,389 rentable square feet (the “1801 California Sublease”), leased by Molson Coors from BOP 1801 California Street II LLC and BPREP 1801 California Street JV, LLC (collectively, as the landlord), in that certain Lease of Office Space agreement dated November 26, 2014, as amended from time-to-time. Pursuant to the terms of the 1801 California Sublease, the term of the sublease was to begin on July 1, 2021 and end on March 31, 2027. The 1801 California Sublease contained a lease abatement provision for the first seven months with no rent due, and a monthly base rent for the remainder of the first 12 months of the lease term of $37,315.00. The foregoing description is qualified in its entirety by reference to the 1801 California Sublease.

On June 15, 2021, Molson Coors and the Company entered into that certain First Amendment to Sublease Agreement (the “First Amendment to the 1801 California Sublease”), whereby the Company agreed to sublease the 48th floor of 1801 California Street given that the 47th floor as contemplated in the 1801 California Sublease was unavailable to the Company. The First Amendment to the 1801 California Sublease contained same rent abatement term for the first seven months of the lease term, and thereafter included a monthly installment for the remainder of the first year of the lease of $36,811.67. The foregoing description is qualified in its entirety by reference to the First Amendment to the1801 California Sublease.

1600 Pearl Street

On May 31, 2019, Boulder Brands USA, Inc. (the “Sublandlord”), entered into a sublease agreement with Charlotte’s Web, Inc. for certain office space in the office building located at 1600 Pearl Street, Boulder, Colorado, which the Sublandlord had leased from 1600 Pearl Street, LLC, as landlord pursuant to that certain Office Lease dated May 7, 2014, as amended from time-to-time. Charlotte’s Web, Inc., as subtenant, agreed to sublease 42,191 of rentable square feet, beginning with 17,598 rentable square feet in a portion of the building known as Suite 300 commencing on June 1, 2019 and 24,593 rentable square feet commencing on January 1, 2020 (or the date that was 15 days following the date the Sublandlord vacated such space) consisting of 9,566 rentable square feet in a portion of the building known as Suite 100 and 15,027 rentable square feet in a portion of the building known as the Basement/Garden Level through August 31, 2025 (the “1600 Pearl Street Sublease Agreement”). The monthly base rent for the first 12 months of the term of the lease was $50,281.64 for Suite 300 (with a four-month lease abatement period with $0 monthly rent during months six through ten), with the monthly base rent rising to $84,002.41 upon commencement of the sublease for the additional 24,593 square feet. The foregoing description is qualified in its entirety by reference to the 1600 Pearl Street Sublease Agreement.

On August 30, 2019, Charlotte’s Web, Inc. and the Sublandlord entered into the First Amendment to the Sublease (the “1600 Pearl Street First Amendment”), whereby Charlotte’s Web, Inc. agreed to accept possession of the Basement/Garden Level portion of the building beginning September 1, 2019 and the Sublandlord confirmed that it would make Suite 100 available for possession by January 1, 2020. Under the terms of the 1600 Pearl Street First Amendment, commencing with possession of the Basement/Garden Level beginning September 1, 2019, the monthly base rent through December 31, 2019 increased to $69,390.98 per month. Thereafter, beginning on January 1, 2020, and assuming the availability of Suite 100, the monthly base rent was to increase to $84,002.41 through September 30, 2020. The foregoing description is qualified in its entirety by reference to the 1600 Pearl Street First Amendment.

On May 12, 2021, Charlotte’s Web, Inc. and Outside Interactive, Inc. (“Outside Interactive”) entered into a sublease agreement whereby Charlotte’s Web, Inc. agreed to sublease to Outside Interactive, as subtenant, the entirety of the 42,191 of rentable square feet (consisting of Suite 300, Suite 100, and the Basement/Garden Level) under the 1600 Pearl Street Sublease Agreement commencing on June 1, 2021 and expiring on August 31, 2025 (the “Outside Interactive Sublease Agreement”). The monthly base rent for the first ten months under the Outside Interactive Sublease Agreement was $84,311.68 with a rent abatement period during the first seven months of the lease providing for $0 monthly rent. Upon receiving the landlord’s consent to the sublease, Outside Interactive delivered to Charlotte’s Web, Inc. an unconditional, irrevocable, and transferrable letter of credit in the amount of $500,000 to secure Outside Interactive’s full performance of its obligations under the Outside Interactive Sublease Agreement, naming Charlotte’s Web, Inc. as beneficiary. The foregoing description is qualified in its entirety by reference to the Outside Interactive Sublease Agreement.

Item 3. Legal Proceedings

From time to time, the Company may be involved in various regulatory issues, claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s results of operations or financial condition.

At present, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business. Nor is the Company or its property the subject of any legal proceedings, known or contemplated, that involve a claim for damages exclusive of interest and costs that meet or exceed 10% of its current assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Shares of the Company are traded on the TSX under the symbol “CWEB.” The following table sets forth trading information for the Common Shares for the periods indicated, as quoted on the TSX beginning on May 31, 2019. Prior to such date, the Company’s Common Shares were traded on the CSE.

Period	Low Trading Price (C$)	High Trading Price (C$)
Year Ending December 31, 2022
First Quarter (through March 22, 2022)	$1.10	$1.98
Year Ended December 31, 2021
Fourth Quarter ( December 31, 2021)	$1.28	$2.80
Third Quarter (September 30, 2021)	$2.41	$4.63
Second Quarter (June 30, 2021	$3.85	$5.94
First Quarter (March 31, 2021)	$4.20	$8.88
Year Ended December 31, 2020
Fourth Quarter (December 31, 2020)	$3.11	$7.00
Third Quarter (September 30, 2020)	$3.08	$5.41
Second Quarter (June 30, 2020)	$5.07	$10.17
First Quarter (March 31, 2020)	$4.08	$11.83

The Common Shares of the Company are also traded on the OTCQX Market under the symbol “CWBHF.” The following table sets forth trading information for the Common Shares for the periods indicated, as quoted on the OTCQX. The OTCQX market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	Low Trading Price ($)	High Trading Price ($)
Year Ending December 31, 2022
First Quarter (through March 22, 2022)	$0.87	$1.56
Year Ended December 31, 2021
Fourth Quarter (December 31, 2021)	$0.99	$2.29
Third Quarter (September 30, 2021)	$1.91	$3.92
Second Quarter (June 30, 2021)	$3.15	$4.79
First Quarter (March 31, 2021)	$3.30	$7.00
Year Ended December 31, 2020
Fourth Quarter (December 31, 2020)	$2.10	$5.67
Third Quarter (September 30, 2020)	$2.25	$4.09
Second Quarter (June 30, 2020)	$3.65	$7.38
First Quarter (March 31, 2020)	$2.75	$9.17

Holders

As of March 22, 2022, there were 108 holders of record of the Company’s Common Shares. The actual number of holders of our Common Shares is greater than the number of record holders, and includes holders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees.

Dividends

Other than the requirements of the BCBCA, there are no restrictions in the Company’s Articles on its ability to pay dividends. However, (i) the Company has never paid a dividend nor made a distribution on any of its securities,
(ii) the Company has no history of income or sources of funds from which to pay dividends, and (iii) the Company does not anticipate paying dividends in the near future.

The payment of future dividends, if any, by the Company will be at the sole discretion of the Board. In this regard, the Company expects it will retain any earnings to finance further growth of the Company.

Performance Graph

Not required for smaller reporting companies.

Recent Sales of Unregistered Securities

The following information represents securities sold by the Company during the year ended December 31, 2021 which were not registered under the U.S. Securities Act of 1933, as amended ("U.S. Securities Act"). Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from the Company’s other share classes and new securities resulting from the modification of outstanding securities. The Company sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the U.S. Securities Act, or Regulation D or Regulation S promulgated thereunder.

Common Shares

•On January 15, 2021, the Company issued 730 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On January 20, 2021, the Company issued 638,052 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On January 20, 2021, the Company issued 302,047 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On January 27, 2021, the Company issued 77,972 Common Shares at a price per share of $4.42 for total aggregate consideration of $344,636 upon the exercise of warrants.

•On January 27, 2021, the Company issued 20,816 Common Shares at a price per share of $4.42 for total aggregate consideration of $92,007 upon the exercise of warrants.

•On February 11, 2021, the Company issued 169,046 Common Shares as consideration for the acquisition of Harmony Hemp.

•On February 15, 2021, the Company issued 400,000 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On February 15, 2021, the Company issued 731 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On March 3, 2021, the Company issued 219,645 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On March 8, 2021, the Company issued 14,000 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On March 15, 2021, the Company issued 789 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On March 17, 2021, the Company issued 8,261 Common Shares at a price per share of $3.64 for total aggregate consideration of $30,070 upon the exercise of stock options.

•On March 29, 2021, the Company issued 10,666 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On March 31, 2021, the Company issued 39,538 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On April 1, 2021, the Company issued 4,104 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On April 5, 2021, the Company issued 15,656 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On April 7, 2021, the Company issued 136 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On April 9, 2021, the Company issued 380,900 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On April 20, 2021, the Company issued 789 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On April 29, 2021, the Company issued 14,054 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On May 19, 2021, the Company issued 790 Common Shares upon the vesting of RSU

•On June 4, 2021, the Company issued 150,000 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On June 9, 2021, the Company issued 29,200 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$163,397 was received by the Company.

•On June 10, 2021, the Company issued 44,500 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$249,271 was received by the Company.

•On June 11, 2021, the Company issued 148,300 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$839,823 was received by the Company.

•On June 14, 2021, the Company issued 5,000 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$28,000 was received by the Company.

•On June 15, 2021, the Company issued 3,300 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$17,815 was received by the Company.

•On June 16, 2021, the Company issued 40,400 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$215,239 was received by the Company.

•On June 17, 2021, the Company issued 3,100 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$16,436 was received by the Company.

•On June 18, 2021, the Company issued 4,400 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$22,880 was received by the Company.

•On June 18, 2021, the Company issued 790 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On July 12, 2021, the Company issued 923 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On July 20, 2021, the Company issued 790 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On July 26, 2021, the Company issued 8,579,967 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On July 30, 2021, the Company issued 4,401,575 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On August 4, 2021, the Company issued 3,364 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On August 9, 2021, the Company issued 201,600 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On August 12, 2021, the Company issued 169,045 Common Shares as consideration for the acquisition of Harmony Hemp.

•On August 17, 2021, the Company issued 150,000 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$616,290 was received by the Company.

•On August 18, 2021, the Company issued 790 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On August 24, 2021, the Company issued 105,000 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$358,187 was received by the Company.

•On August 25, 2021, the Company issued 106,500 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$360,833 was received by the Company.

•On August 25, 2021, the Company issued 2,139,408 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On August 26, 2021, the Company issued 143,400 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$487,345 was received by the Company.

•On August 27, 2021, the Company issued 53,700 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$180,491 was received by the Company.

•On August 30, 2021, the Company issued 100 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$335 was received by the Company.

•On September 9, 2021, the Company issued 97,207 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On September 29, 2021, the Company issued 80,800 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$212,342 was received by the Company.

•On October 1, 2021, the Company issued 89,000 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$227,893 was received by the Company.

•On October 4, 2021, the Company issued 11,500 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$28,850 was received by the Company.

•On October 5, 2021, the Company issued 1,546 Common Shares upon the vesting of RSUs. No consideration was received by the Company for the issuance.

•On October 7, 2021, the Company issued 69,900 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$156,891 was received by the Company.

•On October 8, 2021, the Company issued 1,859,306 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On October 8, 2021, the Company issued 63,400 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$138,142 was received by the Company.

•On October 12, 2021, the Company issued 128,000 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$335,424 was received by the Company.

•On October 13, 2021, the Company issued 101,000 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$255,217 was received by the Company.

•On October 14, 2021, the Company issued 46,600 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$114,063 was received by the Company.

•On October 15, 2021, the Company issued 38,500 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$93,994 was received by the Company.

•On October 18, 2021, the Company issued 40,000 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$97,636 was received by the Company.

•On October 19, 2021, the Company issued 42,200 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$97,891 was received by the Company.

•On October 20, 2021, the Company issued 40,100 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$90,626 was received by the Company.

•On October 21, 2021, the Company issued 91,400 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$215,777 was received by the Company.

•On October 22, 2021, the Company issued 70,600 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$168,911 was received by the Company.

•On October 25, 2021, the Company issued 33,900 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$82,238 was received by the Company.

•On October 26, 2021, the Company issued 56,100 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$129,759 was received by the Company.

•On October 27, 2021, the Company issued 47,900 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$108,589 was received by the Company.

•On October 28, 2021, the Company issued 25,000 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$55,838 was received by the Company.

•On October 29, 2021, the Company issued 77,600 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$168,586 was received by the Company.

•On November 1, 2021, the Company issued 46,300 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$97,230 was received by the Company.

•On November 2, 2021, the Company issued 57,400 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$118,433 was received by the Company.

•On November 3, 2021 the Company issued 82,200 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$172,415 was received by the Company.

•On November 3, 2021 the Company issued 13,026,454 Common Shares upon conversion of all outstanding Proportionate Shares as of such date. No consideration was received by the Company for the issuance.

•On November 4, 2021 the Company issued 60,600 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$122,406 was received by the Company.

•On November 5, 2021 the Company issued 68,900 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$135,554 was received by the Company.

•On November 8, 2021 the Company issued 66,500 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$128,924 was received by the Company.

•On November 9, 2021 the Company issued 75,000 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$144,360 was received by the Company.

•On November 22, 2021 the Company issued 130,400 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$257,240 was received by the Company.

•On November 23, 2021 the Company issued 96,100 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$183,532 was received by the Company.

•On November 24, 2021 the Company issued 113,000 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$208,316 was received by the Company.

•On November 25, 2021 the Company issued 127,900 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$234,850 was received by the Company.

•On November 26, 2021 the Company issued 81,000 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$152,094 was received by the Company.

•On November 29, 2021 the Company issued 32,200 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$58,411 was received by the Company.

•On November 30, 2021 the Company issued 99,800 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$176,317 was received by the Company.

•On December 1, 2021 the Company issued 53,000 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$91,807 was received by the Company.

•On December 2, 2021 the Company issued 124,600 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$203,684 was received by the Company.

•On December 3, 2021 the Company issued 69,100 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$112,868 was received by the Company.

•On December 6, 2021 the Company issued 53,800 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$87,925 was received by the Company.

•On December 7, 2021 the Company issued 84,300 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$133,152 was received by the Company.

•On December 8, 2021 the Company issued 143,200 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$225,425 was received by the Company.

•On December 9, 2021 the Company issued 150,000 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$242,970 was received by the Company.

•On December 10, 2021 the Company issued 131,300 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$213,021 was received by the Company.

•On December 13, 2021 the Company issued 136,900 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$215,727 was received by the Company.

•On December 21, 2021, the Company issued 77,700 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$116,534.46 was received by the Company.

•On December 22, 2021, the Company issued 52,900 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$76,150 was received by the Company.

•On December 23, 2021, the Company issued 64,300 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$92,965 was received by the Company.

•On December 24, 2021, the Company issued 4,000 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$6,042 was received by the Company.

•On December 29, 2021, the Company issued 137,300 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$188,334 was received by the Company.

•On December 30, 2021, the Company issued 145,400 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$199,285 was received by the Company.

•On December 31, 2021, the Company issued 94,100 Common Shares pursuant to the ATM Program. Total aggregate consideration of C$123,008 was received by the Company.

Proportionate Voting Shares

•On January 20, 2021, the Company issued 940,099 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On February 15, 2021, the Company issued 400,000 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On March 3, 2021, the Company issued 219,645 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On March 8, 2021, the Company issued 14,000 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On March 29, 2021, the Company issued 10,666 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On April 9, 2021, the Company issued 380,900 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On June 4, 2021, the Company issued 150,000 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On July 26, 2021, the Company issued 8,579,967 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On July 30, 2021, the Company issued 4,401,575 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On August 9, 2021, the Company issued 201,600 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On August 25, 2021, the Company issued 2,139,408 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On September 15, 2021, the Company issued 147,440 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On October 8, 2021, the Company issued 1,859,306 Common Shares upon the conversion of Proportionate Voting Shares. No consideration was received by the Company for the issuance.

•On November 3, 2021, the Company issued 13,026,454 Common Shares upon conversion of all outstanding Proportionate Shares as of such date. No consideration was received by the Company for the issuance.

Other Issuances

•On March 26, 2021, the Company issued 581,216 RSUs to certain directors, executives, and employees. No consideration was received by the Company for the issuance.

•On March 26, 2021, the Company granted 793,132 Stock Options with a price per security of $4.70 to certain directors, executives and employees. No consideration was received by the Company for the issuance.

•On May 10, 2021, the Company granted 1,747 Stock Options with a price per security of $3.95 to certain directors, executives and employees. No consideration was received by the Company for the issuance.

•On May 10, 2021, the Company issued 1,266 RSUs to certain directors, executives, and employees. No consideration was received by the Company for the issuance.

•On June 9, 2021, the Company issued 66,811 RSUs to certain directors, executives, and employees. No consideration was received by the Company for the issuance.

•On June 14, 2021, the Company granted 86,291 Stock Options with a price per security of $4.35 to certain directors, executives and employees. No consideration was received by the Company for the issuance.

•On June 14, 2021, the Company issued 61,494 RSUs to certain directors, executives, and employees. No consideration was received by the Company for the issuance.

•On June 18, 2021, the Company issued 18,380 RSUs to certain directors, executives, and employees. No consideration was received by the Company for the issuance.

•On July 1, 2021, the Company granted 9,739 Stock Options with a price per security of $3.57 to certain directors, executives and employees. No consideration was received by the Company for the issuance.

•On July 1, 2021, the Company issued 7,003 RSUs to certain directors, executives, and employees. No consideration was received by the Company for the issuance.

•On July 23, 2021, the Company granted 13,276 Stock Options with a price per security of $3.21 to certain directors, executives and employees. No consideration was received by the Company for the issuance.

•On July 23, 2021, the Company issued 8,956 RSUs to certain directors, executives, and employees. No consideration was received by the Company for the issuance.

•On October 25, 2021, the Company granted 11,477 Stock Options with a price per security of $1.84 to certain directors, executive and employees. No consideration was received by the Company for the issuance.

•On October 25, 2021, the Company issued 8,152 RSUs to certain directors, executives, and employees. No consideration was received by the Company for the issuance.

•On November 19, 2021, the Company issued 1,043,049 RSUs to certain directors, executives, and employees. No consideration was received by the Company for the issuance.

•On November 22, 2021, the Company issued 13,986 RSUs to certain directors, executives, and employees. No consideration was received by the Company for the issuance.

•On December 16, 2021, the Company issued 350,000 RSUs and granted 375,000 stock options with an exercise price of C$1.30 to certain directors, executives, and employees. No consideration was received by the Company for the issuance.

Use of Proceeds from Registered Offerings

None.

Repurchases

None.

Item 6.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the accompanying notes. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in Item 1A—“Risk Factors.”

MD&A of Charlotte's Web Holdings, Inc.

For purposes of this discussion, “Charlotte’s Web,” “CW,” “we,” or the “Company” refers to Charlotte’s Web Holdings, Inc. and its subsidiaries: Charlotte’s Web, Inc. and Abacus Products, Inc., and its wholly-owned subsidiaries; Abacus Wellness, Inc. and CBD Pharmaceuticals Ltd. This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as of March 24, 2022 and should be read together with the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2021 and December 31, 2020. The results herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company determined that, as of June 30, 2021, more than 50% of the Company’s issued and outstanding voting shares were directly or indirectly owned of record by residents in the United States. As a result of this fact and certain other requirements under applicable United States federal securities laws, the Company determined that it would lose its foreign private issuer status under applicable United States federal securities laws and, in connection with the effectiveness of the Company's Form 10 Registration Statement, became subject to SEC reporting requirements applicable to U.S. domestic companies beginning on January 4, 2022. These U.S. reporting requirements require, among other things, the Company’s financial statements and financial data to be presented under U.S. GAAP. After becoming an SEC reporting issuer, the manner in which the Company raises capital will now be different and will likely require that the Company file registration statements with the SEC related to such activities, which will likely increase the time and expense associated with such activities.

Amounts are presented in thousands of United States dollars, unless otherwise indicated.

BUSINESS OVERVIEW

Charlotte’s Web Holdings, Inc., a Certified B Corp headquartered in Denver, Colorado, is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte’s Web™, CBD Medic™, CBD Clinic™, and Harmony Hemp™. Charlotte’s Web branded premium quality products start with proprietary hemp genetics that are 100% North American farm grown and manufactured into hemp extracts containing naturally occurring phytocannabinoids including CBD, cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other beneficial hemp compounds. The Company moved into its new cGMP facility in Louisville, Colorado, the LOFT, during the second quarter of 2020 at which the Company conducts its production, distribution, and quality control activities, and has expanded it's R&D. Charlotte’s Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies (sleep, stress, immunity, exercise recovery), capsules, CBD topical creams and lotions, as well as products for pets. Charlotte’s Web products are distributed to more than 15,000 retail doors and 8,000 health care practitioners, and online through the Company’s website at www.CharlottesWeb.com. The information provided on the Charlotte’s Web website is not part of this MD&A.

The business of the Company consists of the farming, manufacturing, sales, and marketing of products of hemp-derived CBD wellness products. As of December 31, 2021, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, as its executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.

The Company’s primary products are made from high quality and proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids and other hemp compounds. The Company believes the presence of these various compounds work synergistically to heighten the effects of the products, making them superior to single-compound isolates.

Hemp extracts are produced from the plant Cannabis and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a THC concentration of not more than 0.3% on a dry weight basis. The Company is engaged in research involving a broad variety of compounds derived from Hemp. Where such research evidences that a greater than 0.3% THC level may have a potential therapeutic use, the Company may consider pursuing development of that use in jurisdictions where it is legal to do so in accordance with applicable regulations and if consistent with the Company’s founding principles.

The Company does not currently produce or sell medicinal or recreational marijuana or products derived from high-THC Cannabis plants. On March 2, 2021, Charlotte’s Web executed the Stanley Brothers USA Holdings Purchase Option ("SBH Purchase Option") pursuant to which the Company has the option to acquire Stanley Brothers USA, a Cannabis wellness incubator. Until the SBH Purchase Option is exercised, both Charlotte’s Web and Stanley Brothers USA will continue to operate as standalone entities in the US. Outside the US, the companies are able to explore opportunities where Cannabis is federally permissible. At this time, however, the Company does not have any plans to expand into high-THC products in the near future.

The Company holds the number one market share position across major retail channels including total US food/drug/mass retail, total US natural specialty retail, and e-commerce, based on market share data from leading third-party analysts such as Nielsen, SPINS, and Brightfield Group, respectively.

The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources high quality hemp through contract farming operations in Kentucky and Oregon.

The Company continues to invest in R&D efforts to identify new product opportunities. Management is working to expand CW’s production capacity, sales and marketing infrastructure, and to find opportunities for continuous improvement in the supply chain and proactively define the competitive landscape. The Company is working to capitalize on the rapidly emerging botanical wellness products industry by driving customer acquisition and retention, as well as accelerating national and international retail expansion. In addition, the Company may consider expanding its product line beyond Hemp-based products should the science and the Company’s founding principles support such expansion.

In furtherance of the Company’s R&D efforts, the Company established CW Labs, an internal division for R&D, to substantially expand the Company’s efforts around the science of hemp derived compounds. CW Labs aims to support the Company’s product portfolio with studies and science-based innovation. CW Labs is currently engaged in double-blind, placebo-controlled human clinical trials addressing hemp-based solutions for several need states. CW Labs is located in Louisville, Colorado at the Company’s production and distribution facility and the

Hauptmann Woodward Research Institute on the campus of the University at Buffalo’s Jacobs School of Medicine and The Center for Integrated Global Biomedical Sciences through which it fosters collaborations throughout the State University of New York network of 64 national and international research and medical institutions. In November 2019, the Company announced collaboration between CW Labs and the University at Buffalo’s Center for Integrated Global Biomedical Sciences to advance hemp cannabinoid science through a research program that provides a better understanding of the therapeutic uses of cannabinoids.

Selected Financial Information

	Year Ended December 31,
	2021	2020
Total revenues	$96,092	$95,226
Cost of goods sold	47,507	42,937
Gross profit	$48,585	$52,289
Selling, general, and administrative expenses	97,641	103,631
Goodwill and asset impairments	98,003	—
Operating loss	$(147,059)	$(51,342)
Other income (expense), net	51	1,330
Change in fair value of financial instruments and other	9,429	11,317
Income tax expense	(143)	8,014
Net loss and comprehensive loss	$(137,722)	$(30,681)
Total assets	$171,513	$310,787
Long-term liabilities	$20,897	$27,671

Revenue

The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers.

	Year Ended
	December 31,		% Increase (Decrease)
	2021	2020
Total revenue	$96,092	$95,226	0.9%
Direct-to-consumer ("DTC") revenue	$62,334	$63,826	(2.3)%
Business-to-business ("B2B") revenue	$33,758	$31,400	7.5%

Total revenue for the year ended December 31, 2021 was $96,092, an increase of 0.9% compared to the year ended December 31, 2020. B2B revenue increased 7.5% compared to the year ended December 31, 2020 due to consumers returning to brick and mortar retail shopping following the lifting of COVID-19 lockdowns, higher sales volume from the acquisition of Abacus, which occurred in June of 2020, and new distribution on pet, topicals and gummy products, partially offset by product mix. DTC e-commerce revenue decreased 2.3% reflecting decreased online traffic, increased discounting, and product mix, partially offset by incremental demand for the Company’s new topical and THC-free ingestible products.

Cost of Goods Sold

Cost of goods sold includes the cost of inventory sold, changes in inventory provisions, and other production costs expensed. Other production costs include direct and indirect production costs including direct labor, processing, testing, packaging, quality assurance, security, shipping, depreciation of production equipment, indirect labor, including production management, and other related expenses. The primary factors that can impact cost of goods sold on a period- to-period basis include the volume of products sold, the mix of product sold, third-party quality costs, transportation, overhead allocations and changes in inventory provisions.

The components of cost of goods sold are as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2021	2020
Cost of goods sold	$47,507	$42,937	10.6%
Inventory expensed to cost of goods sold	28,620	26,870	6.5%
Inventory provision, net	9,729	8,025	21.2%
Other production costs	6,180	6,864	(10.0)%
Depreciation and amortization	2,978	1,178	NM*

* - Not meaningful.

Cost of goods sold increased 10.6% for the year ended December 31, 2021 compared to the same period in 2020, primarily due to higher unit sales volume and higher depreciation and occupancy costs related to the Company's new production facility ("LOFT"), and an increase in inventory provisions, partially offset by cost savings. The investment in the LOFT facility was predicated to provide cost savings in the future.

An inventory provision is estimated by management based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess, or aged inventories based on product shelf life, and other factors that affect inventory obsolescence. For the year ended December 31, 2021, the inventory provision charge increased 21.2% due to reserves primarily related to bulk dilution, extract, and hemp, based on management's determination during the fourth quarter that these inventories would no longer be used in product formulations, as well as aged finished goods. The Company's shelf life specifications vary by product category and brand, and range from 18 months to two years. Human ingestible products including tinctures, capsules, and gummies have a shelf life of two years, two years, and 18 months, respectively. Charlotte's Web branded topical products have a two year shelf life and the CBD CLINIC, CBDMEDIC, and Harmony Hemp brands of Abacus topical products have an 18 month shelf life. Pet tinctures have a two year shelf life and pet chews have an 18 month shelf life.

Depreciation and amortization expense for the year ended December 31, 2021 and 2020 was $11,025 and $6,847, respectively, of which $2,978 and $1,178, respectively, was expensed to cost of goods sold. The increase in depreciation and amortization expensed to Cost of goods sold is primarily the result of investments in equipment and machinery and leasehold improvements related to the LOFT in 2020 and 2021. The remaining depreciation and amortization expenses of $8,047 and $5,669, respectively, was expensed to Selling, general, and administrative expenses.

Gross Profit

The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC e-commerce and B2B, the mix of products sold, the promotional and sales discount rate, third-party quality costs, transportation costs, and changes in inventory provisions.

Gross profit for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2021	2020
Gross profit	$48,585	$52,289	(7.1)%
Percentage of revenue	50.6%	54.9%

Gross profit decreased 7.1% for the year ended December 31, 2021 compared to 2020. The decrease is primarily related to higher depreciation and occupancy costs related to the Company's new production facility ("LOFT"), as well as increases in inventory provisions and product mix, partially offset by higher unit sales volume, including from the acquisition of Abacus.

Selling, General, and Administrative Expenses

Total Selling, general, and administrative expenses are as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2021	2020
Selling, general, and administrative expenses	$97,641	$103,631	(5.8)%

Total Selling, general, and administrative expenses for the year ended December 31, 2021 and 2020 were $97,641 and $103,631, respectively. The 5.8% decrease was primarily attributable to a decrease in legal and professional services related to legal settlement costs and legal and other acquisition costs for the acquisition of Abacus during the year ended December 31, 2020. Depreciation and amortization expensed to Selling, general, and administrative expenses for the year ended December 31, 2021 and 2020 were $8,047 and $5,669, respectively, primarily related to amortization of intangible assets acquired in conjunction with the acquisition of Abacus.

Total research and development expenses expensed to Selling, general, and administrative expense for the year ended December 31, 2021 and 2020 were $5,502 and $5,951, respectively. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses and of cannabinoids.

Goodwill and asset impairments

The Company fully impaired the goodwill and intangible assets related to customer relationships and trade names recorded from the acquisition of Abacus during the year ended December 31, 2021 totaling $76,039 and $19,750, respectively. The Company did not record any goodwill and asset impairments for the year ended December 31, 2020.

The Company determined the sustained decrease in our share price in the fourth quarter of 2021, along with a significant decline to the equity value of the Company's peers and overall U.S. stock market, represented a goodwill impairment triggering event. The Company performed a quantitative analysis as of December 31, 2021 to determine if impairment to our goodwill existed for the one reporting unit. We used a blended approach in calculating fair value of our one reporting unit including the income approach, market approach, and market capitalization approach. This analysis resulted in full impairment of our goodwill balance totaling $76,039 included in Goodwill and asset impairments charges on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. The goodwill impairment was measured as the amount by which the carrying value of the reporting unit, including goodwill, exceeded its fair value.
The factors listed above representing a goodwill triggering event also indicated a triggering event for the Company's acquired customer relationships and trade name intangible assets. The Company performed a quantitative analysis as of December 31, 2021 to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis resulted in full impairment of the of customer relationships and trade name intangible assets acquired and total an impairment loss of $19,750 was recorded for the year ended December 31, 2021

Total Change in Fair Value of Financial Instruments and Other

Total change in fair value of financial instruments and other is as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2021	2020
Change in fair value of financial instruments and other	$9,429	$11,317	(16.7)%

Total change in fair value of financial instruments and other for the year ended December 31, 2021 and 2020 was $9,429 and $11,317, respectively. For the year ended December 31, 2021, the change in fair value of financial instruments and other was primarily driven by the revaluation of the fair value of the Company's warrant liabilities and SBH Purchase Option for $4,304 and $5,000, respectively. For the year ended December 31, 2020, the change in fair value of financial instruments and other was driven by the revaluation of the fair value of the Company's warrant liabilities. The fair value of Company's warrant liabilities is revalued at each reporting date with changes primarily based on changes to the Company's share price input to the Black-Scholes option pricing model. The fair value of the Company's SBH Purchase option is revalued at each reporting date with changes primarily based on changes in financial projections of Stanley Brothers USA and the probability and timing of exercise.

Provision for Income Taxes

	Year Ended
	December 31,		% Increase (Decrease)
	2021	2020
Income tax (expense) benefit	$(143)	$8,014	(101.8)%

Effective tax rate	(0.1)%	20.7%

The Company’s effective tax rate during the year ended December 31, 2021 and 2020 was (0.1)% and 20.7% respectively. The effective tax rate for the year ended December 31, 2021 is (0.1)% as the Company continues to believe its deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of December 31, 2021 and 2020. The effective rate for the year ended December 31, 2021 is lower than the year ended December 31, 2020, primarily due to the tax benefits from the Coronavirus Aid, Relief and Economic Security, or CARES, Act and the net operating loss carry back claim made in 2020.

Liquidity and Capital Resources

As of December 31, 2021 and 2020, the Company had total current liabilities of $20,170 and $28,874, respectively, and cash and cash equivalents of $19,494 and $52,803, respectively, to meet its current obligations. The Company believes it will be cash neutral in 2022.

The Company’s ability to fund operating expenses and capital expenditures for the next twelve months and thereafter will depend on its future operating performance which will be affected by general economic conditions, financial, regulatory, FDA, and other factors including factors beyond the Company’s control (See Item 1A - "Risks Factors”). From time-to-time, Management reviews acquisition opportunities and if suitable opportunities arise, may make selected acquisitions to implement the Company’s business strategy.

Management continually assesses liquidity in terms of the ability to generate sufficient cash flow to fund the business. Net cash flow is affected by the following items: (i) operating activities, including the cash impacts from the statements of operations and comprehensive loss, the level of accounts receivables, accounts payable, accrued liabilities and unearned revenue and deposits; (ii) investing activities, including the purchase of property and equipment; and (iii) financing activities, including debt financing and the issuance of capital shares.

The Company has an asset backed line of credit with J.P. Morgan for $10,000 with an option in certain circumstances to increase the line of credit to $20,000. The current maturity date is March 23, 2023. The line of credit agreement requires compliance by the Company with certain debt covenants. As of December 31, 2021, the Company was not in compliance with certain debt covenants and as of March 9, 2022 the line of credit was on hold. As of December 31, 2021, there are no amounts drawn on the line of credit.

The Company filed the final short form base shelf prospectus on May 5, 2021 with Canadian regulators, with a term of 25-months, which allows the Company to qualify the distribution by way of prospectus in Canada of up to C$350,000 of common shares, preferred shares, warrants, subscription receipts, units, or any combination thereof. The final short form base prospectus expires on June 6, 2023. The Company filed a prospectus supplement to distribute up to C$60,000 of common shares of the Company (the "Offered Shares") under the ATM Program. The Offered Shares may be issued by the Company to the public from time to time, through the Agents, at the Company's discretion. The Offered Shares sold under the ATM Program, if any, will be sold at the prevailing market price at the time of sale under the ATM Program. As of December 31, 2021, C$49,007 was available for issuance. As discussed above, the Company became an SEC reporting entity beginning on January 4, 2022. As of that date, the ATM Program ceased to be available to the Company. Thereafter, the manner in which the Company raises capital will likely require that the Company file registration statements with the SEC related to such activities, which will likely increase the time and expense associated with such activities.

Cash Flows

Cash from Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 and 2020 were as follows:

(in thousands)	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(29,559)	$(52,029)

For the year ended December 31, 2021, the decrease in cash used in operations is primarily due to favorable working capital, including lower accounts payable, inventory and prepaid expenses. Additionally, there was a decrease in cash outflows related to cultivation payments for the year ended December, 31, 2021.

Cash from Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 and 2020 were as follows:

(in thousands)	Year Ended December 31,
	2021	2020
Net cash used in investing activities	$(11,789)	$(19,157)

For the year ended December 31, 2021, the decrease in cash used in investing activities was driven by lower capital expenditures as the build-out of the LOFT was substantially completed in 2020, partially offset by the SBH Purchase Option that was executed for total consideration of $8,000 the cash acquired from the acquisition of Abacus of $11,181 in 2020.

Cash from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 and 2020 were as follows:

(in thousands)	Year Ended December 31,
	2021	2020
Net cash provided by financing activities	$8,039	$55,436

For the year ended December 31, 2021, the decrease in cash provided by financing activities was primarily due to higher proceeds from the Company's share offering completed in 2020 as compared to proceeds from the Company's ATM Program in 2021. There was also less cash provided in 2021 driven by fewer exercises of stock options.

Outstanding Share Data

The Company’s authorized share capital consists of (i) an unlimited number of common shares; (ii) an unlimited number of proportionate voting shares (each proportionate voting share is equal to 400 common shares in terms of voting and economic rights); and (iii) an unlimited number of preferred shares, issuable in series. On November 3, 2021, all outstanding proportionate voting shares of the Company were converted by way of mandatory conversion in accordance with the Company’s Articles and at the discretion of the Company, into common shares. Following this conversion, and as of the close of business on November 3, 2021, 142,335,464 common shares were issued and outstanding, nil proportionate voting shares were issued and outstanding and nil preferred shares were issued and outstanding. Pursuant to the Company’s Articles, the Company is no longer authorized to issue additional proportionate voting shares.

As of March 22, 2022, 145,110,106 common shares were issued and outstanding and nil preferred shares were issued and outstanding. As of March 22, 2022, potential dilutive securities include (i) stock options exercisable to purchase 1,300,012 common shares pursuant to the Company’s 2015 legacy option plan with a weighted average exercise price of $0.5556; (ii) stock options exercisable to purchase 3,677,024 common shares pursuant to the Company’s 2018 option plan, as amended, with a weighted average exercise price of $2.61; (iii) 5,750,000 common share warrants with an exercise price of C$8.50; (iv)    1,233,140 common share purchase    warrants    with a weighted average exercise price of $15.29 and (v) 2,692,683 restricted share units ("RSUs"). Each option and restricted share award entitles the holder to purchase one common share.

Off-Balance Sheet Arrangements

As of December 31, 2021, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Related party transactions

	December 31,
	2021	2020
Secured promissory notes dated November 13, 2020(1)	$1,037	$1,004
Total due from related party (current portion notes receivable)	$1,037	$1,004

(1)Effective November 2020, the Company entered into a note receivable with certain founders of the Company to negotiate a future binding transaction in good faith. This agreement included a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable is secured by equity instruments with certain founders of the Company, is carried at amortized cost, bears interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. Interest income is recognized based upon the contractual interest rate and unpaid principal balance of the promissory note. As of December 31, 2021, the founders owed the Company $1,037 consisting of principal and interest. The founders requested an extension of the maturity date, as allowed under the terms of the promissory note, resulting in an extension of the maturity date to November 13, 2023. The founders' equity instruments securing the promissory note remained in place and interest will continue to accrue on the note. On March 22, 2022, the Company and the founders amended the agreement to increase the equity instruments securing the promissory note. As a result of this amendment and the liquid and quantifiable value of the shares pledged, the Company does not believe there is an estimated credit loss on the note receivable as of December 31, 2021. The Company will continue to evaluate the note receivable for changes to credit loss estimates through the extended maturity date.

Prepaid Expenses

On April 16, 2021, pursuant to the amendment to the Name and Likeness Agreement between the Company and Stanley Brand Company was extended for a period of one year, expiring July 31, 2022. In addition, the Company executed a consulting agreement which extended the service arrangements of the seven Stanley Brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement, the Company paid $2,081 to Stanley Brand Company, on behalf of the Stanley Brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants. For the year ended December 31, 2021, the Company recognized $1,056 of selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss related to this agreement. The remaining $1,025 is presented in prepaid expenses on the condensed consolidated balance sheets.

Financial Instruments

On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA. The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were also employees, are the majority shareholders of Stanley Brothers USA.

The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the statements of operations and comprehensive loss for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. Changes in fair value measurements, if significant, may affect performance of cash flows. For the year ended December 31, 2021, a $5,000 gain related to the SBH Purchase Option was recognized as change in fair value of financial instruments and other in the statements of operations and comprehensive loss. As of December 31, 2021, the SBH Purchase Option represents a financial asset of $13,000 in the condensed consolidated balance sheets.

The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise. Additional assumptions used in the model include expected volatility, expected term (years), risk-free interest rate, and weighted average cost of capital.

Accounts payable

Aidance is the manufacturer of nearly all Abacus products. The former Chief Executive Officer of Abacus, and a current employee of the Company, also serves on Aidance’s Board of Directors. For the year ended December 31, 2021, the Company made purchases of $3,570 from Aidance. Payment terms on purchases are due 30 days after receipt. As of December 31, 2021, the Company has an insignificant liability due to Aidance presented in accounts payable in the condensed consolidated balance sheets. For the year ended December 31, 2020, the Company made purchases of $2,758 from Aidance. As of December 31, 2020, the Company had an insignificant liability due to Aidance presented in accounts payable in the consolidated balance sheets.

Recently Adopted Accounting Principles

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The guidance on the accounting for implementation, setup and other upfront costs (collectively referred to as implementation costs) applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The new standard is effective for public companies with fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption and early adoption is permitted. The Company adopted this standard prospectively as of January 1, 2021, and the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Critical Accounting Estimates

Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Please also refer to note 2 of our notes to consolidated financial statements for a discussion on recently adopted and issued accounting pronouncements.

Fair Value Option

The Company has elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. Under ASC 825-10, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The SBH Purchase Option is classified as a financial asset in the consolidated balance sheets and is remeasured at fair value at each reporting date, with changes to fair value recognized in the statements of operations and comprehensive loss for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise asserted by the Company.

Inventories

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. Cost includes all expenses for direct raw materials inputs, as well as costs directly attributable to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Cost is determined by use of the weighted average method. To determine if a provision for inventories is required, the Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence. The Company’s inventories of harvested hemp are recorded at cost to grow and harvest. Raw materials costs as well as production costs are included in the carrying value of the Company’s finished goods inventory.

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of tangible assets and identifiable intangible assets of the businesses acquired. Goodwill is not amortized. Goodwill is subject to impairment testing annually as of October 1, or any time changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company performed its annual impairment test to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.

If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If it is determined that there are impairment indicators, the Company will compare the fair value of its reporting units to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company also monitors the indicators for goodwill impairment testing between annual tests. Goodwill is evaluated at the level of the Company’s single operating segment which also represents the Company’s only reporting unit. The Company determined that there was $76,039 of impairment of its goodwill for the year ended December 31, 2021.

Impairment of Long-Lived Assets

The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. There was $21,964 of impairment losses recognized for the year ended December 31, 2021.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expense or benefit is based on the changes in the deferred income tax assets or liabilities from period to period. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income or loss, earnings history, and reliability of forecasting. It is the Company's policy to offset indefinite lived deferred tax assets with indefinite lived deferred tax liabilities. The Company provided a full valuation allowance on deferred tax assets because it is more likely than not that deferred tax assets will not be realized.

The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2018. The Company has recorded an uncertain tax position as of December 31, 2021 and December 31, 2020. The Company’s policy is to recognize interest and penalties on taxes, if any, within operations as income tax expense.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total consideration transferred in connection with the acquisition is allocated to the tangible and intangible assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity based on fair values. Goodwill acquired in connection with business combinations represents the excess of consideration transferred over the net tangible and identifiable intangible assets acquired. Certain assumptions and estimates are employed in evaluating the fair value of assets acquired and liabilities assumed. These estimates may be affected by factors, such as changing market conditions or changes in government regulations. The most significant assumptions requiring judgment involve identifying and estimating the fair value of intangible assets and the associated useful lives to establish amortization periods. To finalize purchase accounting for significant acquisitions, the Company utilizes the services of independent valuation specialists to assist in the determination of the fair value of acquired tangible and intangible assets.

Costs related to the acquisition, other than those associated with the issuance of debt or equity securities, incurred by the Company in connection with a business combination, are expensed as incurred.

Any contingent or deferred consideration payable is recognized at fair value at the acquisition date. Any amounts tied to an individual’s employment are recognized as compensation expense over the required service period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Fair Value

The Company’s financial assets include cash and cash equivalents, accounts receivables, notes receivable, and SBH Purchase Option. Financial liabilities include accounts payable and accrued and other current liabilities, cultivation liabilities, notes payable, lease obligations and warrant financial liabilities. The carrying amounts of current assets and liabilities approximate their fair value due to their short period to maturity. The derivative financial liabilities are measured at fair value through profit or loss ("FVTPL"). The fair value measurement of the Company’s financial and non-financial assets and liabilities utilizes market observable inputs and data as far as possible. Inputs used in determining fair value measurements are categorized into different levels based on how observable the inputs used in the valuation technique utilized are (the 'fair value hierarchy'):

- Level 1: Quoted prices in active markets for identical items (unadjusted);
- Level 2: Observable direct or indirect inputs other than Level 1 inputs; and
- Level 3: Unobservable inputs (i.e. not derived from market data).

The classification of an item into the above levels is based on the lowest level of the inputs used that has a significant effect on the fair value measurement of the item. Transfers of items between levels are recognized in the period they occur. The Company's cash and cash equivalents are subject to a level 1 valuation. The Company’s warrant financial liabilities are subject to a level 2 valuation. The basis of the valuation of the warrant financial liabilities is fair value. The financial liabilities are revalued each period using the Black-Scholes valuation model and quoted market rates. This valuation technique maximizes the use of observable market data where it is available and relies as little as possible on entity specific estimates.

Market Risk

Market risk is the risk that changes in market prices, such as foreign exchange rates and interest rates, will affect the Company’s income or the value of it holding financial instruments. The Company conducts sales transactions with foreign entities. The transactions are primarily denominated in USD, the functional currency. As a result of the acquisition of Abacus, the Company has a wholly-owned subsidiary that transacts in the New Israeli Sheckel (“NIS”). Since the acquisition on June 11, 2020, the impact of foreign currency exchange is immaterial to the consolidated financial statements. Therefore, the Company does not have material exposure to foreign exchange rate risk. Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to change in market interest rates. The Company’s accounts receivable and accounts payable are non-interest bearing. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company does not have any debt instruments outstanding with variable interest rates at December 31, 2021 (note 8). Changes in market interest rates cause the fair value of long-term debt with fixed interest rates to fluctuate but does not impact net income as the Company records debt at amortized cost and the carrying value does not change as interest rates change.

Credit Risk

Credit risk refers to the risk that a counterparty will default on its contractual obligation, resulting in financial loss to the Company. Such risks arise primarily from certain financial assets held by the Company consisting of accounts receivable, note receivables, and deposits. The Company applies the current expected credit loss (CECL) standard to estimate its allowance for credit losses on all receivables. The loss allowance provision is based on the Company’s historical collection and loss experience as well as forward-looking factors, where appropriate.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its obligations as they become due. The Company manages liquidity risk by evaluating working capital and forecasting long-term financial liabilities as well as forecast cash inflows and outflows from business operations. The Company’s cash and cash equivalents balances at December 31, 2021 and December 31, 2020 were $19,494 and $52,803, respectively. Net working capital at December 31, 2021 and December 31, 2020 was $75,637 and $114,921, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Charlotte’s Web Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Charlotte’s Web Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Denver, Colorado

March 24, 2022

CHARLOTTE’S WEB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$19,494	$52,803
Accounts receivable, net	4,882	4,793
Notes receivable - current	495	2,757
Inventories, net	52,077	63,157
Prepaid expenses and other current assets	8,095	8,845
Income taxes receivable	10,764	11,440
Total current assets	95,807	143,795
Property and equipment, net	36,085	39,363
Operating lease right-of-use assets, net	20,679	21,037
Intangible assets, net	2,843	25,376
Goodwill	—	76,039
Stanley Brothers USA Holdings purchase option	13,000	—
Notes receivable - noncurrent	1,037	—
Other long-term assets	2,062	5,177
Total assets	$171,513	$310,787
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,049	$4,891
Accrued and other current liabilities	9,570	12,763
Cultivation liabilities – current	3,448	9,304
Lease obligations – current	2,103	1,916
Total current liabilities	20,170	28,874
Cultivation liabilities – noncurrent	385	2,513
Lease obligations – noncurrent	20,500	20,567
Warrant and other long-term liabilities	12	4,591
Total liabilities	41,067	56,545
Commitments and contingencies (note 9)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized as of December 31, 2021 and 2020, respectively; 144,659,964 and 107,060,237 shares issued and outstanding as of December 31, 2021 and 2020	1	1
Proportionate voting shares, nil par value; nil shares authorized as of December 31, 2021 and unlimited shares authorized as of December 31, 2020, respectively; nil and 81,177 outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	319,059	305,133
Accumulated deficit	(188,614)	(50,892)
Total shareholders’ equity	130,446	254,242

Total liabilities and shareholders’ equity	$171,513	$310,787
See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020

Revenue	$96,092	$95,226
Cost of goods sold	47,507	42,937
Gross profit	48,585	52,289

Selling, general and administrative expenses	97,641	103,631
Goodwill and asset impairments	98,003	—
Operating loss	(147,059)	(51,342)

Other income, net	51	1,330
Change in fair value of financial instruments and other	9,429	11,317
Loss before provision for income taxes	$(137,579)	$(38,695)
Income tax (expense) benefit	(143)	8,014
Net loss and comprehensive loss	$(137,722)	$(30,681)
Net loss per common share, basic and diluted	$(0.98)	$(0.25)
Weighted-average shares used in computing net loss per share, basic and diluted	140,769,247	125,012,249

See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Proportionate Voting Shares	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Shares	Amount
Balance—December 31, 2019	95,342	67,418,174	$1	$144,206	$(20,211)	$123,996
Exercise of stock options	—	3,987,035	—	2,467	—	2,467
Conversion to common shares	(16,140)	6,455,826	—	—	—	—
Withholding of common shares upon vesting of restricted share units	—	32,801	—	(19)	—	(19)
Share-based compensation	—	—	—	3,149	—	3,149
Harmony Hemp contingent equity compensation	—	114,696	—	1,177	—	1,177
2020 Share offering, net of warrants and issuance costs	—	11,500,000	—	44,591	—	44,591
Abacus acquisition	1,975	17,551,705	—	109,562	—	109,562
Net loss and comprehensive loss	—	—	—	—	(30,681)	(30,681)
Balance—December 31, 2020	81,177	107,060,237	$1	$305,133	$(50,892)	$254,242
Exercise of stock options	—	8,261	$—	$30	$—	$30
Conversion to common shares	(81,177)	32,471,060	—	—	—	—
Exercise of warrants	—	98,788	—	441	—	441
Withholding of common shares upon vesting of restricted share units	—	182,727	—	(146)	—	(146)
Harmony Hemp contingent equity compensation	—	338,091	—	1,460	—	1,460
ATM Program, net of share issuance costs	—	4,500,800	—	8,118	—	8,118
Share-based compensation	—	—	—	4,023	—	4,023
Net loss and comprehensive loss	—	—	—	—	(137,722)	(137,722)
Balance—December 31, 2021	—	144,659,964	$1	$319,059	$(188,614)	$130,446

See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021		2020

Cash flows from operating activities:
Net loss and comprehensive loss	$(137,722)		$(30,681)
Adjustments to reconcile net loss and comprehensive loss to net cash used in operating activities:
Depreciation and amortization	11,025		6,847
Goodwill and asset impairments	98,003		—
Change in fair value of financial instruments	(9,305)		(11,167)
Allowance for credit losses	1,509		834
Inventory provision	9,729		8,025
Share-based compensation	5,483		4,326
Loss (gain) on disposal of assets	390		(5)
Changes in operating assets and liabilities:
Accounts receivable, net	(948)		1,470
Inventories	1,023		(1,782)
Prepaid expenses and other current assets	694		(2,867)
Operating lease right-of-use assets and lease obligations	138		569
Accounts payable, accrued and other liabilities	(2,911)		(8,075)
Income taxes	676		(8,133)
Cultivation liabilities	(7,166)		(11,289)
Other operating assets and liabilities, net	(177)		(101)
Net cash used in operating activities	(29,559)		(52,029)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—		11,181
Purchases of property and equipment and intangible assets	(4,918)		(28,257)
Proceeds from sale of assets	13		91
Issuance of notes receivable, net of collections	510		(1,275)
Investment in Stanley Brothers USA Holdings purchase option	(8,000)	—	—
Other investing activities	606		(897)
Net cash used in investing activities	(11,789)		(19,157)
Cash flows from financing activities:
Proceeds from public offerings, net of issuance costs	8,257		53,797
Proceeds from stock option exercises	30		2,467
Other financing activities	(248)		(828)
Net cash provided by financing activities	8,039		55,436
Net decrease in cash and cash equivalents	(33,309)		(15,750)
Cash and cash equivalents —beginning of year	52,803		68,553

Cash and cash equivalents —end of year	$19,494		$52,803

Non-cash activities:
Equity instruments issued in business combinations	$—		$109,562
Non-cash purchases of property and equipment	(2,500)		(1,291)
Reduction to cultivation liabilities for inventory provision	(543)		(2,073)
See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of the Business
Charlotte’s Web Holdings, Inc. together with its subsidiaries, (collectively "Charlotte's Web" or the “Company”) is a public company incorporated pursuant to the laws of the Province of British Columbia. The Company’s common shares are publicly listed on the Toronto Stock Exchange (“TSX”) under the symbol “CWEB” and quoted on the OTCQX under the symbol "CWBHF." The Company’s head office is located in Denver, Colorado in the United States of America.
The Company’s primary products are made from proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids and other hemp compounds. Hemp extracts are produced from Hemp, which is defined as the plant Cannabis sativa L. The Company is engaged in research involving the effectiveness of a broad variety of compounds derived from Hemp.

The Company’s current product categories include human ingestible products: tinctures (liquid product), capsules, gummies, and sprays, topicals, and pet products. The Company’s products are distributed through its e-commerce website, third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar specialty retailers.

The Company does not currently produce or sell medicinal or recreational marijuana or products derived from high-THC Cannabis plants. On March 2, 2021, Charlotte’s Web executed an Option Purchase Agreement pursuant to which the Company has the option to acquire Stanley Brothers USA Holdings, Inc. (“Stanley Brothers USA”), a Cannabis wellness incubator. Until the Stanley Brothers USA Holdings Purchase Option ("SBH Purchase Option") is exercised, both Charlotte’s Web and Stanley Brothers USA will continue to operate as standalone entities in the US. Internationally, the companies are able to explore opportunities where Cannabis is federally permissible.

The Company holds the number one market share position across major retail channels including total US food/drug/mass retail, total US natural specialty retail, and e-commerce, based on market share data from leading third-party analysts such as Nielsen, SPINS, and Brightfield Group, respectively.

The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources high quality hemp through contract farming operations in Kentucky and Oregon.

In furtherance of the Company’s R&D efforts, the Company established CW Labs, an internal division for R&D, to substantially expand the Company’s efforts around the science of hemp derived compounds. CW Labs is currently engaged in double-blind, placebo-controlled human clinical trials addressing hemp-based solutions for several need states. CW Labs is located in Louisville, Colorado at the Company’s LOFT production and distribution facility and the Hauptmann Woodward Research Institute on the campus of the University at Buffalo’s Jacobs School of Medicine and The Center for Integrated Global Biomedical Sciences through which it fosters collaborations throughout the State University of New York network of 64 national and international research and medical institutions. In November 2019, the Company announced a collaboration between CW Labs and the University at Buffalo’s Center for Integrated Global Biomedical Sciences to advance hemp cannabinoid science through a research program that provides a better understanding of the therapeutic uses and safety of cannabinoids.

Emerging Growth Company Status
The Company is an emerging growth company ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
revised accounting standards, and as a result of this election, the consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company can elect to early adopt, if permitted by the accounting standard. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an EGC.

Smaller Reporting Company Status

The Company is a “smaller reporting company” as defined in Exchange Act of 1934, as amended ("Exchange Act") Rule 12b-2. As a result, the Company is eligible to take advantage of certain reduced disclosure and other requirements that are otherwise applicable to public companies including, but not limited to, not being subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of its common shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (2) its annual revenues equaled or exceeded $100 million during such completed fiscal year and the aggregate worldwide market value of its common shares held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Companies acquired during each reporting period are reflected in the results of the Company effective as of their respective dates of acquisition through the end of the reporting period. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, comparisons are to comparable prior periods, and 2021 and 2020 refer to the 12 months ended December 31, 2021, and December 31, 2020, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make informed estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures in the accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to any (i) inventory provision, (ii) underlying assumptions that affect the potential impairment of goodwill and long-lived assets, (iii) ability to realize income tax benefits associated with deferred tax assets, (iv) fair value of acquired intangible assets and goodwill, and (v) underlying assumptions that affect the fair value of the SBH Purchase Option. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Management’s estimates are based on historical information available at the date of the consolidated financial statements and various other assumptions management believes are reasonable based on the circumstances. Actual results could differ materially from those estimates.
Reclassifications and prior period presentations

Certain amounts presented in prior periods have been reclassified to conform with the current period presentation.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Basic and Diluted Net Loss per Share
Basic loss per share is calculated using the two-class method, in which net loss and comprehensive loss is allocated to both common shares and proportionate voting shares based on the number of fully converted shares in each class. Basic net loss per common share and proportionate voting share is computed by dividing the allocated net loss and comprehensive loss by the weighted-average number of common shares outstanding and weighted average number of proportionate voting shares outstanding during the period. Diluted loss per common share is computed by dividing the allocated net loss and comprehensive loss by the weighted-average number of common shares together with the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued. Diluted loss per proportionate voting share is computed by dividing the allocated net loss and comprehensive loss by the weighted-average number of proportionate voting shares outstanding during the period. Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.
Segments
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. As such, the Company has one operating segment, which is the business of hemp-based CBD wellness products. Substantially all long-lived assets are located in the United States and substantially all revenue is attributed to customers and consumers based in the United States.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total consideration transferred in connection with the acquisition is allocated to the tangible and intangible assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity based on fair values. Goodwill acquired in connection with business combinations represents the excess of consideration transferred over the net tangible and identifiable intangible assets acquired. Certain assumptions and estimates are employed in evaluating the fair value of assets acquired and liabilities assumed. These estimates may be affected by factors, such as changing market conditions or changes in government regulations. The most significant assumptions requiring judgment involve identifying and estimating the fair value of intangible assets and the associated useful lives to establish amortization periods. To finalize purchase accounting for significant acquisitions, the Company utilizes the services of independent valuation specialists to assist in the determination of the fair value of acquired tangible and intangible assets.
Costs related to the acquisition, other than those associated with the issuance of debt or equity securities, incurred by the Company in connection with a business combination, are expensed as incurred.
Any contingent or deferred consideration payable is recognized at fair value at the acquisition date. Any amounts tied to an individual’s employment are recognized as compensation expense over the required service period.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The cash amounts in deposit accounts held in excess of federally-insured limits were $19,244 and $52,516 as of December 31, 2021 and 2020, respectively. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institution in which the cash is held.
The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk, but has limited risk, as the majority of its sales are transacted with cash.
As of December 31, 2021 and 2020, no single customer accounted for more than 10% of the Company’s consolidated revenue. As of December 31, 2021 the Company had one customer whose accounts receivable balance individually represented 34% of the Company's accounts receivable. At December 31, 2020, no single customer accounted for more than 10% of the Company's accounts receivable.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is stated as the amount billed, net of an estimated allowance for credit losses (“ACL”). The Company’s ACL is adjusted periodically and is based on management’s consideration of the age and nature of the past due accounts as well as specific payment issues. The Company considers as past due any receivable balance not collected within its contractual terms. Changes in the Company’s estimate to the ACL is recorded through bad debt expense and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted.
Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. Cost includes all expenses for direct raw materials inputs, as well as costs directly attributable to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Cost is determined by use of the weighted average method. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence. The Company’s raw materials inventories of harvested hemp are recorded at cost to harvest. Raw materials costs as well as production costs are included in the carrying value of the Company’s finished goods inventory.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following amounts (in thousands):

	December 31, 2021	December 31, 2020
Prepaid expenses	$6,224	$4,621
Deposits	925	2,742
Other miscellaneous receivables	946	1,482
Total prepaid expenses and other current assets	$8,095	$8,845

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Property and Equipment, Net
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building	30 years
Machinery and equipment	3-10 years
Furniture and fixtures	2-7 years
Leasehold improvements	Shorter of useful life or term of lease (1-15 years)
Construction-in-process assets are capitalized during construction and depreciation commences when the asset is placed into service. Significant improvements that extend the useful life of an asset are capitalized. Repairs and maintenance which do not extend the useful lives of assets are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are recognized.
Intangible Assets, Net
Finite Lived Intangible Assets
Finite lived intangible assets consist of customer relationships, software, patents, and trade names. These intangible assets were determined to have finite lives and are amortized over their useful lives. Acquired intangible assets from business combinations include trade names and customer relationships. Software is stated at cost less accumulated amortization. The costs of obtaining a patent are capitalized and amortized over its useful life. Acquired trade names and customer relationships are stated at fair value and are amortized over their useful lives.
Amortization is calculated on the straight-line basis over the following estimated useful lives of the assets:

Customer Relationships	10 years
Software	3-5 years
Patents	15-20 years
Tradenames	10 years
Capitalized Software Development Costs
The Company develops software for internal use. Software development costs incurred during the application development stage, which includes payroll and payroll-related costs related to employees and third-party consultant costs are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. These costs are included in intangible assets, net on the consolidated balance sheets.
Goodwill
Goodwill represents the excess of acquisition costs over the fair value of tangible assets and identifiable intangible assets of the businesses acquired. Goodwill is not amortized. Goodwill is subject to impairment testing annually as of October 1, or any time changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company performs its annual impairment test to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If it is determined that there are impairment indicators, the Company will compare the fair value of its reporting units to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company also monitors the indicators for goodwill impairment testing between annual tests. See note 7, Goodwill and intangible assets, for further discussion.
Impairment of Long-Lived Assets

The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. See note 7, Goodwill and intangible assets, and note 6, Property and equipment, net, for further discussion.
Cultivation Liabilities
Cultivation liabilities consist of amounts owed to third-party farming operators for the hemp harvests cultivated in 2019 and 2018. There were no cultivation liabilities incurred for the hemp harvest cultivated in 2021 or 2020 as there was minimal hemp grown with third-party farming operators due to sufficient quantities on hand of harvested hemp inventories and the resulting minimal crops did not trigger additional liabilities per the terms of the agreements. The terms of the agreements with third-party farming operators are fixed and determined based on the potency and yield of the hemp crops after harvests are completed. As stated in the agreements with the third-party farming operators, amounts are paid over four or eight quarters depending on the quantity of acres planted. The Company can reduce the settlement amount of cultivation liabilities for harvested hemp outside of quality specifications, as stated in the agreements. The cultivation liabilities are initially measured at the present value of future payments, discounted using the Company’s incremental borrowing rate. Refer to note 11 for detail of the cultivation liabilities for the years ended December 31, 2021 and 2020. The Company did not enter into any arrangements of this nature with third-party farming operators for the 2022 harvest.
Leases
The Company elected to early adopt ASU 2016-02, Leases (Topic 842) as of January 1, 2019, as permitted by the standard. After the adoption of this standard, the Company determined if an arrangement contains a lease at inception based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company classifies leases as either finance or operating. The Company does not have any finance leases. Right-of-use (“ROU”) assets are recognized at the lease commencement date and represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the remaining lease term.
Present value of lease payments are discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate. Because the Company’s operating leases generally do not

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at lease commencement date for collateralized borrowings with a similar term, an amount equal to the lease payments and in a similar economic environment where the leased asset is located. The collateralized borrowings were based on the Company’s credit rating corroborated with market credit metrics like debt level and interest coverage.
The Company’s operating lease ROU assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) lease incentives under the lease. Options to renew or terminate the lease are recognized as part of the Company’s ROU assets and lease liabilities when it is reasonably certain the options will be exercised. ROU assets are also assessed for impairments consistent with the Company’s long-lived asset policy.
Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments for real estate taxes, insurance, maintenance, and utilities, which are generally based on the Company’s pro rata share of the total property, are not included in the measurement of the ROU assets or lease liabilities and are expensed as incurred.
Operating leases are presented separately as operating lease right-of-use assets, net and lease obligations, current and non-current, in the accompanying consolidated balance sheets.
We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customer (“ASC 606”). The Company elected to early adopt ASC 606 as of January 1, 2018, as permitted by the standard. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under the standard, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of revenue accounting, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company recognizes revenue from customers when control of the goods or services are transferred to the customer, generally when products are shipped, at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. Freight revenue is included in revenue on the consolidated statements of operations and comprehensive loss, and is generally exempt from state sales taxes. Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statements of operations and comprehensive loss. Contracts are written to include standard discounts and allowances. Contracts are not written to include advertising allowances, tiered discounts or any other performance obligation. Since the Company’s contracts involve the delivery of various tangible products, the arrangements are considered to contain only a single performance obligation, as such there is no allocation of the transaction price. The Company also offers ecommerce discounts and promotions through its online rewards program. The Charlotte’s Web Loyalty Program offers customers rewards points for every dollar

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
spent through the Company website to earn store credit for future purchases. The Company defers recognition of revenue for unredeemed awards until the following occurs: (1) rewards are redeemed by the consumer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns.
Any product that doesn’t meet the customer’s expectations can be returned within the first 30 days of delivery in exchange for another product or for a full refund. Any product sold through a distributor or retailer must be returned to the original purchase location for any return or exchange. The Company accounts for customer returns utilizing the “expected value method.” Expected amounts are excluded from revenue and recorded as a “refund liability” that represents the Company’s obligation to return the customer’s consideration. Estimates are based on actual historical data. The Company destroys all returned products for safety and quality purposes.
The majority of the Company’s revenue is derived from sales of branded products to consumers via our direct-to-consumer ecommerce website, and distributors, retail and wholesale business-to-business customers. The following table sets forth the disaggregation of the Company’s revenue:

	Year Ended December 31,
	2021	2020
Direct-to-consumer	$62,334	$63,826
Business-to-business	33,758	31,400
Total	$96,092	$95,226
Substantially all of the Company’s revenue is earned in the United States.
Cost of Goods Sold

Cost of goods sold primarily consists of the inventory and production costs for the Company’s products sold during the period, and also includes amortization and depreciation, as well as allocated expenses.
Selling, General and Administrative
Selling, general and administrative expense primarily consists of compensation and other personnel-related costs, including share-based compensation, marketing and advertising expenses, professional services fees, rent and related costs, property and casualty and directors and officers insurance premiums and bank and merchant fees. Advertising expenses are expensed as incurred and primarily includes the cost of marketing activities such as online advertising, search engine optimization, promotional activities and market research. For the years ended December 31, 2021 and 2020, the Company recognized $17,523 and $14,723 of advertising expense, respectively. Selling, general and administrative expense also includes research and development expenses, which are expensed as incurred. For the years ended December 31, 2021 and 2020, the Company recognized $5,502 and $5,951, respectively, of research and development expenses.
Defined Contribution Plan
The Company has defined contribution plans, under which the Company contributes based on a percentage of the employees’ elected contributions. Defined contribution expense of $441 and $1,038 was recorded during the years ended December 31, 2021 and December 31, 2020, respectively.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Share-based Compensation
The Company accounts for compensation expense for share-based option awards to employees, non-employee directors, and other non-employees based on the estimated grant date fair value of the options on a straight-line basis over the requisite service period, which is the vesting period for stock options. The fair value of stock options are estimated using the Black-Scholes-Merton (“Black-Scholes”) valuation model, which requires assumptions and judgments regarding stock price, volatility, risk-free interest rates, dividend yields and expected option terms. The Company uses the historical volatility and grant date closing price of its publicly traded shares to estimate the grant-date fair value of its stock options. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Share-based compensation is recognized net of actual forfeitures when they occur. All share-based compensation costs are recorded in the consolidated statements of operations and comprehensive loss in selling, general and administrative expense.
The Company measures nonemployee awards at their fair value consistent with the accounting for employee share-based compensation as described above. For the years ended December 31, 2021 and 2020, the Company did not have any material expense for nonemployee awards.

Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expense or benefit is based on the changes in the deferred income tax assets or liabilities from period to period. A valuation allowance is established if it is more-likely-than-not that all or a portion of the deferred tax asset will not be realized.
Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. We assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income or loss, earnings history, and reliability of forecasting. It is the Company's policy to offset indefinite lived deferred tax assets with indefinite lived deferred tax liabilities. The Company provided a full valuation allowance on deferred tax assets because it is more likely than not that deferred tax assets will not be realized.
The Company accounts for uncertainties in income taxes under Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2018. The Company has recorded an uncertain tax position of $179 and $134 as of December 31, 2021 and December 31, 2020, respectively. The Company’s policy is to recognize interest and penalties on taxes, if any, as income tax expense.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Recently Issued Accounting Pronouncements
Other than described below, no new accounting pronouncements adopted or issued by the Financial Accounting Standards Board (“FASB”) had or may have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The guidance on the accounting for implementation, setup and other upfront costs (collectively referred to as implementation costs) applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The new standard is effective for public companies with fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. For all other entities, the amendments are effective for all fiscal years beginning after December 15, 2020 and all interim periods beginning after December 15, 2021. As an EGC, the Company has elected to use the extended transition period for complying with new or revised standards and can and has elected to follow the private company adoption timeline. The Company adopted this standard prospectively as of January 1, 2021, and is currently evaluating the impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which aims to reduce complexity in accounting standards by improving certain areas of U.S. GAAP without compromising information provided to users of financial statements. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact, if any, that the updated standard will have on the consolidated financial statements.

Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The guidance on the accounting for implementation, setup and other upfront costs (collectively referred to as implementation costs) applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The new standard is effective for public companies with fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. For all other entities, the amendments are effective for all fiscal years beginning after December 15, 2020 and all interim periods beginning after December 15, 2021. As an EGC, the Company has elected to use the extended transition period for complying with new or revised standards and can and has elected to follow the private company adoption timeline. The Company adopted this standard prospectively as of January 1, 2021, and the adoption of the standard did not have a material impact on the Company's consolidated financial statements.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
3. ACQUISITION OF ABACUS HEALTH
On June 11, 2020, the Company acquired all the issued and outstanding subordinate voting shares of Abacus Products, Inc. (“Abacus”).
Abacus develops, markets and sells over-the-counter (“OTC”) topical products combining active pharmaceutical ingredients with hemp extract. This acquisition provided the Company with growth opportunities in both topical and ingestible products in the CBD wellness category.

Abacus primarily sells its products under three brand names: CBDMedic™, CBD Clinic™, and Harmony Hemp. CBD Clinic™ is marketed to the professional practitioner market and sold exclusively to registered health practitioners such as chiropractors, acupuncturists, massage therapists, physical therapists, naturopaths, and osteopaths. CBDMedic™ is targeted to the consumer market. CBDMedic™ products are sold directly to consumers through retail outlets, health, and fitness locations, as well as through an e-commerce platform. Harmony Hemp is targeted to the consumer market. These products are sold through retail outlets as well as through an e-commerce platform. The acquisition of these brands substantially expanded the Company's topical offerings and presence in the key food and mass markets.

The acquisition closed on June 11, 2020 and, accordingly, the consolidated statements of operations and comprehensive loss include Abacus Health results of operations for the period from June 11, 2020 through December 31, 2020 and for the year ended December 31, 2021. Due to integration of Abacus Health into the Company’s systems as of July 1, 2020, at December 31, 2021 and 2020 it is not feasible for the Company to disaggregate the acquiree revenue, on an after discount and promotions basis, or the results of operations related thereto consolidated in the financial statements. If the acquisition had taken place as of January 1, 2020, revenue from continuing operations for the year ended December 31, 2020 would have been $99,341. Loss from continuing operations for the year ended December 31, 2020 would have been $(47,810). The aforementioned pro-forma amounts are unaudited.

As a result of the business combination, one-time acquisition costs of $3,897 were expensed as incurred during the year ended December 31, 2020.

Fair Value of Consideration
Pursuant to the terms of the arrangement agreement, for each Abacus subordinate voting share and other equity instruments, including outstanding stock options, warrants, SARs, and contingent consideration, each holder received a 0.85 equivalent replacement award of the Company’s respective security at the time of closing. To determine the portion of fair value of the replacement award that is part of purchase consideration, the Company measured both the fair value of the replacement award as the acquiree, Abacus, and the acquirer, the Company, as of the acquisition date. The Company attributed the portion of the fair value related to pre-combination service as purchase consideration and attributed the remaining fair value to remuneration for post-combination services based on any remaining service period. The Company’s fair values of the replacement awards were valued using the Black-Scholes option pricing model, with the following assumptions used in the model: expected volatility; expected term; risk-free interest rate and value of the underlying share. The resulting purchase consideration for replacement stock options, warrants, SARs, and contingent consideration is $7,251. A portion of the other equity instruments, SARs of $293 and certain warrants of $2,857, were determined to be liabilities based on the nature of the instruments. These liabilities are presented at their respective fair value as of December 31, 2021 and 2020 in the consolidated balance sheets. The Company transferred 18,456,302 Common shares and 3,884,986 other equity instruments.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)

The following table outlines the total consideration transferred:
Common shares	$105,461
Other equity instruments	7,251
Total consideration transferred	$112,712

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:
Cash	$11,181
Accounts receivable and other receivables	2,264
Inventories	4,845
Intangible assets	23,400
Other current and long-term assets	3,653
Goodwill	76,039
$121,382
Accounts payable	4,687
Accrued liabilities	2,041
Current note payable	1,258
Other current and long-term liabilities	684
Total liabilities	$8,670
Net assets acquired	$112,712

The fair value of acquired inventories and intangible assets were determined using a forecasted cash flow approach with the assistance of a third-party valuation firm. Acquired inventories consist of substantially all finished goods.
Acquired intangible assets consist of a trade name and customer relationships. Fair value of the acquired customer relationships and trade name are $22,700 and $700, respectively. The Company assigned a ten-year useful life to both classes of acquired intangible assets.
The Company determined that Abacus Health’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.
On February 10, 2020, one of the wholly-owned subsidiaries of Abacus US, Abacus Wellness, Inc., acquired the principal assets of two companies owning the Harmony Hemp brand. Pursuant to the terms of the asset purchase agreement, Abacus US, and therefore the Company, is obligated to pay the remaining purchase price payable for Harmony Hemp and deliver contingent equity compensation. The remaining purchase price payable as of December 31, 2021 and 2020 for Harmony Hemp acquired with the Abacus acquisition was $144 and $770, respectively, which is included in accrued and other current liabilities on the consolidated balance sheets.
Goodwill
The goodwill acquired from the Abacus acquisition was primarily attributable to expected synergies from future growth and potential monetization opportunities. See note 7, Goodwill and intangible assets, for further discussion.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
4. FAIR VALUE MEASUREMENT
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.
Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date
Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities
Level 3—Unobservable inputs that are supported by little or no market data for the related assets or liabilities
The categorization of a financial instrument within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments include cash and cash equivalents, accounts receivable and other receivables, notes receivable and payable, accounts payable and accrued liabilities, cultivation liabilities, warrant liabilities and other current assets and liabilities. At December 31, 2021 and 2020, the carrying amounts of accounts receivable and other receivables, accounts payable and other current assets and liabilities approximated at their fair values because of their short-term nature. The carrying value of the notes receivable and cultivation liability approximates the fair value as the stated interest rate approximates market rates currently available to the Company. The Company’s warrant liabilities are accounted for at fair value and are considered Level 2 instruments. The Company's Stanley Brothers USA Holdings Purchase Option is accounted for at fair value and is considered a Level 3 instrument.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2021 and 2020, by level within the fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings Purchase Option	$—	$—	$13,000	$13,000
Financial liabilities:
Warrant liabilities	$—	$—	$—	$—

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
	$—	$—	$—	$—
Financial liabilities:
Warrant liabilities	$—	$4,304	$—	$4,304
There were no transfers between levels of the hierarchy during the year ended December 31, 2021 and December 31, 2020.
Stanley Brothers USA Holdings Purchase Option

On March 2, 2021, the Company entered into an option purchase agreement with Stanley Brothers USA, a privately held Delaware company, and the shareholders of Stanley Brothers USA. The SBH Purchase Option was purchased for total consideration of $8,000 and has a five-year term (extendable for an additional two years upon payment of additional consideration). The SBH Purchase Option provides the Company the option to acquire all or substantially all the shares of Stanley Brothers USA on the earlier of February 26, 2025 and federal legalization of cannabis in the United States, or such earlier time as Stanley Brothers USA and the Company agree, at a purchase price to be determined at the time of exercise of the SBH Purchase Option. Upon exercise of the SBH Purchase Option, the purchase price will be determined based on application of predetermined multiples of Stanley Brothers USA revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) measures. The Company is not obligated to exercise the SBH Purchase Option. As part of the SBH Purchase Option agreement, Stanley Brothers USA issued the Company a warrant exercisable to purchase 10% of the outstanding Stanley Brothers USA shares and convertible securities that are considered in-the-money, subject to certain conditions and exclusions. The warrant is exercisable at the Company's election for a nominal exercise price in the event the Company elects not to acquire all or substantially all shares of Stanley Brothers USA and expires 60 days after the expiration of the option.

The Company has elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. Under ASC 825-10, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the consolidated statements of operations and comprehensive loss for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value (Stanley Brothers USA financial results or projections of future financial results). Changes in fair value measurements, if significant, may affect performance of cash flows. For the year ended December 31, 2021, a $5,000 gain related to the SBH Purchase Option was recognized as change in fair value of financial instruments and other in the statements of operations and comprehensive loss. As of December 31, 2021, the SBH Purchase Option represents a financial asset of $13,000 in the consolidated balance sheets.

The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise. The following additional assumptions are used in the model:

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)

Year Ended December 31,
2021
Expected volatility	92.5%
Expected term (years)	3.7
Risk-free interest rate	1.1%
Weighted average cost of capital	40.0%

Warrant Liabilities

The 2019 Share Offering Warrants and the 2020 Share Offering Warrants do not meet all of the criteria for equity classification as the warrants are denominated in Canadian dollars, which differs from the Company's functional currency. As a result, the 2019 Share Offering Warrants and the 2020 Share Offering Warrants are initially measured at fair value and are revalued at each reporting period using the Black-Scholes option pricing model based on Level 2 observable inputs. The assumptions used by the Company are the quoted price of the Company’s common shares in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility is based on the actual historical market activity of the Company’s shares. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected life of the warrants.

For the years ended December 31, 2021 and 2020, a $4,304 and $11,167 gain related the warrant liabilities was recognized as change in fair value of financial instruments and other in the consolidated statements of operations and comprehensive loss. As of December 31, 2021 the Company's warrant liabilities fair value is zero due to some warrants expiring in December 2021, a shorter expected term for the remaining outstanding warrants, and a significant decline in the Company's stock price.

The following table provides quantitative information regarding Level 2 fair value measurements inputs at their measurement dates:

	Year Ended December 31,
	2021	2020
Expected volatility	83.8%	86.1%
Expected term (years)	0.4 – 0.5	0.1-0.5
Risk-free interest rate	0.4%	0.1%
Expected dividend yield	—%	—%
Value of underlying share	$1.34	$3.29

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
5. INVENTORIES
Inventories consist of the following:

	December 31,
	2021	2020

Harvested hemp and seeds	$38,249	$41,090
Raw materials	15,189	14,644
Finished goods	13,974	24,615
	67,412	80,349
Less: inventory provision	(15,335)	(17,192)
Total	$52,077	$63,157
Inventory Provision
For the year ended December 31, 2021, inventory provisions of $10,272 were recognized, of which $9,729 were expensed through the cost of goods sold and $543 were recognized as settlement reductions of cultivation liabilities due to third-party farming operators related to harvested hemp outside of quality specifications. For the year ended December 31, 2021, write-offs of inventory previously reserved for of $12,129 were recognized. For the year ended December 31, 2020, inventory provisions of $8,025 were expensed through the cost of good and $2,073 were recognized as settlement reductions of cultivation liabilities due to third-party farming operators related to harvested hemp outside of quality specifications. For the year ended December 31, 2020, write-offs of inventory previously reserved for of $8,779 were recognized.
6. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	December 31,
	2021	2020

Building	$3,409	$3,409
Machinery and equipment	15,552	17,211
Furniture and fixtures	1,202	881
Leasehold improvements	27,158	22,310
	$47,321	$43,811
Accumulated depreciation	(13,829)	(10,551)
Construction-in-process	2,593	6,103
Total property and equipment, net	$36,085	$39,363
Depreciation expense for the years ended December 31, 2021 and December 31, 2020, was $7,481 and $4,839, respectively, of which $4,503 and $3,661, respectively, was recorded in Selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2021 and December 31, 2020, depreciation expense of $2,978 and $1,178, respectively, was recorded in Cost of goods sold in the consolidated statements of operations and comprehensive loss.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
During the year ended December 31, 2021, an impairment loss of $1,921 was recorded related to property and equipment. The impairment resulted from the Company's decision to exit a third-party farming operator relationship.

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

	December 31,
	2021	2020
Beginning balance	$76,039	$—
Goodwill arising from business combination	—	76,039
Goodwill impairment	$(76,039)	—
Ending balance	$—	$76,039

The Company determined the sustained decrease in our share price in the fourth quarter of 2021, along with a significant decline to the equity value of the Company's peers, represented a goodwill impairment triggering event. The Company performed a quantitative analysis as of December 31, 2021 to determine if impairment to our goodwill existed for the one reporting unit. We used a blended approach in calculating fair value of our one reporting unit including the income approach and market approach. This analysis resulted in full impairment of our goodwill balance totaling $76,039 included in goodwill and asset impairments charges on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. The goodwill impairment was measured as the amount by which the carrying value of the reporting unit, including goodwill, exceeded its fair value.

Intangible Assets

Details of the Company’s intangible assets subject to amortization and indefinite-lived intangible assets and their respective carrying amounts are as follows:

	As of December 31, 2021
	Weighted-Average Remaining Useful Life (in years)	Gross	Accumulated Amortization	Net
Definite-lived intangibles assets(1):
Software	1.67	$3,993	$(2,342)	$1,651
Patents	18.37	352	(24)	328
Internal use software in process	—	714	—	714
Indefinite lived intangible assets:
Internet domain name		150	—	150
Total		$5,209	$(2,366)	$2,843
(1) The factors listed above representing a goodwill triggering event also indicated a triggering event for the Company's customer relationships and trade name intangible assets acquired with the acquisition of Abacus.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The Company performed a quantitative analysis as of December 31, 2021 to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis resulted in full impairment of the customer relationships and trade name intangible assets acquired and total an impairment loss of $19,750 was recorded in goodwill and asset impairments charges on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

	As of December 31, 2020
	Weighted-Average Remaining Useful Life (in years)	Gross	Accumulated Amortization	Net
Definite-lived intangibles assets:
Software	2.49	$3,789	$(1,156)	$2,633
Customer relationships	9.44	22,700	(1,269)	21,431
Trade names	9.44	700	(39)	661
Patents	18.66	201	(8)	193
Internal use software in process	—	308	—	308
Indefinite lived intangible assets:
Internet domain name	—	150	—	150
Total		$27,848	$(2,472)	$25,376
For the years ended December 31, 2021 and December 31, 2020, amortization expense of $3,544 and $2,008, respectively, was recorded in Selling, general, and administrative expense in the consolidated statements of operations and comprehensive loss.
As of December 31, 2021, expected amortization of intangible assets is as follows:

Year Ending December 31:
2022	$1,065
2023	606
2024	35
2025	18
2026	18
Thereafter	237
Total future amortization	$1,979

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
8. DEBT
Line of Credit
The Company entered has an asset backed line of credit ("ABL") with J.P. Morgan for $10,000 with an option under certain circumstances to increase the line of credit to $20,000. Borrowings under the ABL bear interest at a variable rate based on (A) CB Floating Rate defined as Prime Rate plus 1.0% or (B) monthly LIBOR rate plus 2.50%. The current maturity date is March 23, 2023. Borrowings under the ABL are secured by all of the assets of the Borrowers and guaranteed by other subsidiaries of the Borrowers. The line of credit agreement requires compliance by the Company with certain debt covenants.
Financial Covenants
The Company is subject to a number of customary covenants under the credit facility, including limitation on additional borrowings, acquisitions, dividend payments and requirements to maintain certain financial ratios including a consolidated fixed charge coverage ratio, minimum earnings before interest, depreciation, and amortization ("EBITDA") and minimum liquidity, as defined by the line of credit agreement as measured on the last day of each quarter. As of December 31, 2021, the Company was not in compliance with certain debt covenants and as of March 9, 2022 the line of credit was on hold. As of December 31, 2021, there are no amounts drawn on the line of credit.
9. COMMITMENTS AND CONTINGENCIES

Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of December 31, 2021 there are no other litigations pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
10. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 8 years to 13.17 years, some of which include options to extend the leases for up to 5 years. Generally, the lease agreements do not include options to terminate the lease.
The weighted average remaining lease term was 10.37 years for operating leases as of December 31, 2021. The weighted average discount rate was 5.43% for operating leases as of December 31, 2021.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The components of lease cost, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Operating Lease Cost:
Fixed lease cost	$2,969	$4,014
Variable lease cost	1,512	1,707
Total lease cost	$4,481	$5,721

Sublease income	724	478
Other information related to leases was as follows:

	Year Ended December 31,
	2021	2020
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,528	$3,153
Right-of-use assets obtained in exchange of lease obligations:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,350	$515
Maturities of operating lease liabilities as of December 31, 2021 are as follows:

Operating Leases
Year Ending December 31:
2022	$3,331
2023	3,410
2024	3,255
2025	2,946
2026	2,222
Thereafter	15,595
Total lease obligation	$30,759
Less: Imputed interest	(8,156)
Total lease liabilities	$22,603
Less: Current lease liabilities	2,103
Total non-current lease liabilities	$20,500

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
11. CULTIVATION LIABILITIES
In conjunction with the contract terms, the company can reduce the settlement amount for harvested hemp outside of quality specifications. For the years ended December 31, 2021 and 2020, the Company recognized $855 and $2,073, respectively, of settlement reductions.
Future payments due under contract obligations are as follows:

	Short-term	Long-term	Total
December 31, 2019	$10,803	$14,289	$25,092
Payments	(11,289)	—	(11,289)
Settlement reductions	(2,073)	—	(2,073)
Interest	87	—	87
Conversion to short-term borrowings	11,776	(11,776)	—
December 31, 2020	$9,304	$2,513	$11,817

	Short-term	Long-term	Total
December 31, 2020	$9,304	$2,513	$11,817
Payments	(7,166)	—	(7,166)
Settlement reductions	(855)	—	(855)
Interest	37	—	37
Conversion to short-term borrowings	2,128	(2,128)	—
December 31, 2021	$3,448	$385	$3,833

Scheduled maturities of amounts owed as of December 31, 2021 are as follows:

Year Ending December 31:
2022	$3,461
2023	385
Total payments	$3,846
Less: Imputed interest	(13)
Total cultivation liabilities	$3,833
Less: Current portion of cultivation liabilities	(3,448)
Total non-current cultivation liabilities	$385

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
12. SHAREHOLDERS’ EQUITY
As of December 31, 2021, the Company’s share capital consists of one class of issued and outstanding shares: Common Shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
On November 3, 2021, all outstanding proportionate voting shares ("PVS") of the Company were converted by way of mandatory conversion in accordance with the Company’s Articles and at the discretion of the Company, into common shares. Following this conversion, and as of the close of business on November 3, 2021, 142,335,464 common shares were issued and outstanding, nil proportionate voting shares were issued and outstanding and nil preferred shares were issued and outstanding. Pursuant to the Company’s Articles, the Company is no longer authorized to issue additional proportionate voting shares.

Common Shares
As of December 31, 2021, the Company was authorized to issue an unlimited number of common shares, which have no par value.
Dividend Rights – Holders of common shares are entitled to receive dividends out of the assets available for the payment of dividends at such times and in such amount and form as the Board of Directors may determine from time to time, subject to any preferential rights of the holders of any outstanding preferred shares, on the following basis, and otherwise without preference or distinction between the common shares and the PVSs; each PVS was entitled to 400 times the amount distributed per common share. The Company is permitted to pay dividends unless there are reasonable grounds for believing that the Company is insolvent or the payment of the dividend would render the Company insolvent.

Voting Rights – Holders of common shares shall be entitled to receive notice of and to attend and vote at all meetings of shareholders of the Company except a meeting at which only the holders of another class or series of shares is entitled to vote. Each common share shall entitle the holder thereof to one vote at each such meeting.
Liquidation Rights – Holders of common shares will be entitled to receive all of the Company's assets remaining after payment of all debts and other liabilities, subject to any preferential rights of the holders of any outstanding preferred shares.
Proportionate Voting Shares
Pursuant to the above, the Company is no longer authorized to issue additional proportionate voting shares. As a result as of December 31, 2021, the Company had no PVS issued and outstanding. As of December 31, 2020, the Company had issued and outstanding 81,177 PVS shares.
Dividend Rights – Holders of PVSs were entitled to receive dividends out of the assets available for the payment of dividends at such times and in such amount and form as the Board of Directors may determine from time to time, subject to any preferential rights of the holders of any outstanding preferred shares, on the following basis, and otherwise without preference or distinction among or between the common shares and the PVSs; each PVS was entitled to 400 times the amount distributed per common share. The Company was permitted to pay dividends unless there were reasonable grounds for believing that the Company was insolvent or the payment of the dividend would render the Company insolvent.
Voting Rights – Holders of PVSs were entitled to receive notice of and to attend and vote at all meetings of shareholders of the Company except a meeting at which only the holders of another class or series of shares is entitled to vote. Each PVS entitled the holder thereof to 400 votes at each such meeting.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Conversion Rights – PVSs could at any time, subject to certain conditions as outlined in the Articles, at the option of the holder or the discretion of the Company, be converted into common shares at a ratio of 400 common shares per PVS.
Liquidation Rights – Holders of Shares were entitled to receive all of the Company's assets remaining after payment of all debts and other liabilities, subject to any preferential rights of the holders of any outstanding preferred shares, on the basis that each PVS were entitled to 400 times the amount distributed per common share, and otherwise without preference or distinction between the common shares and PVSs.
Share Offering Warrants – Liability Classified
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments and meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Any change in fair value of the warrants is recognized in the Company’s statements of operations and comprehensive loss.
On June 4, 2021, the Company filed a prospectus supplement to establish an at-the-market equity program (the “ATM Program”). The Company may distribute up to C$60,000,000 of Common Shares of the Company (the “Offered Shares”) under the ATM Program. Distributions of the Offered Shares through the ATM Program are made pursuant to the terms of an equity distribution agreement with Canaccord Genuity Corp. and BMO Nesbitt Burns Inc. (together, the “Agents”). The Offered Shares may be issued by the Company to the public from time to time, through the Agents, at the Company’s discretion. The Offered Shares sold under the ATM Program are sold at the prevailing market price at the time of sale under the ATM Program, and for the year ended December 31, 2021, the Company issued 4,740,300 Offered Shares at an average price of $1.85 per share for gross proceeds of $8,714. For the year ended December 31, 2021, share issuance costs were $596 for net proceeds to the Company of $8,118. The Company became an SEC reporting entity beginning on January 4, 2022. As of that date, the ATM Program ceased to be available to the Company. Thereafter, the manner in which the Company raises capital will likely require that the Company file registration statements with the SEC related to such activities, which will likely increase the time and expense associated with such activities.

On June 18, 2020, the Company closed its underwritten public share offering (“2020 Share Offering”) of 10,000,000 units ("Offered Units") with an over-allotment option exercised in full for an additional 1,500,000 units of the Company at a price of C$6.75 (US$4.97) per Offered Unit, for total aggregate gross proceeds of C$77,625 (US$57,165). Each Offered Unit consisted of one common share of the Company and one-half of one common share purchase warrant of the Company (each whole common share purchase warrant, a "2020 Share Offering Warrant"). Each 2020 Share Offering Warrant entitles the holder to purchase one common share of the Company at a price of C$8.50 through expiration two years after the closing of the 2020 Share Offering. At initial measurement, the 5,750,000 2020 Share Offering Warrants issued resulted in a $9,206 financial liability reported in the consolidated statements of financial position. For the year ended December 31, 2020, share issuance costs of $3,368 were recognized in the consolidated statements of changes in shareholders’ equity.
The 2020 Share Offering Warrants do not meet all of the criteria for equity classification as the warrants are denominated in Canadian dollars, which differs from the Company’s functional currency. As a result, the 2020 Share Offering Warrants are initially measured at fair value and are revalued at each reporting period using the

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Black-Scholes option pricing model (note 4). Total common share warrants issued in the 2020 Share Offering were 5,750 at an initial fair market value of $1.601 per share, totaling $9,206, as reported as a warrant liability.
Pursuant to the terms of the Abacus acquisition, each holder of an Abacus common share warrant received a 0.85 equivalent replacement warrant. Refer to note 3 for determination of fair value of warrants acquired and the related classification as of acquisition June 11, 2020.
The following summarizes the number of warrants outstanding as of December 31, 2021 and December 31, 2020:

	Number of Warrants	Weighted-Average Exercise Price per Warrant
Outstanding as of December 31, 2020	10,142,872	$8.80
Exercised	98,788	4.42
Expired	3,060,944	10.94
Outstanding as of December 31, 2021	6,983,140	$7.86
For the balance of outstanding warrants at December 31, 2021, the weighted average remaining contractual life is 0.54 years.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
13. LOSS PER SHARE
The Company computes loss per share of common shares and PVS under the two-class method required for multiple classes of common shares and participating securities. The rights, including the liquidation and dividend rights, of the two classes of shares are similar except for the 400:1 conversion ratio between the common shares and PVS shares. Accordingly, the loss per share attributable to common shareholders will be the same for common shares and PVS, on either an individual or combined basis. Basic net loss per common share and proportionate voting share is computed by dividing the allocated net loss and comprehensive loss by the weighted-average number of common shares outstanding and weighted average number of proportionate voting shares outstanding during the period. Diluted loss per common share is computed by dividing the allocated net loss and comprehensive loss by the weighted-average number of common shares together with the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued, unless anti-dilutive. Diluted loss per proportionate voting share is computed by dividing the allocated net loss and comprehensive loss by the weighted-average number of proportionate voting shares outstanding during the period.
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Year Ended December 31,
	2021	2020

Net loss and comprehensive loss	$(137,722)	$(30,681)
Weighted-average number of common shares - basic	140,769,247	88,996,249
Dilutive effect of stock options and awards	—	—
Weighted-average number of proportionate voting shares - basic	—	90,040
Weighted-average number of common shares - diluted	140,769,247	88,996,249
Weighted-average number of proportionate voting shares - diluted	—	90,040
Loss per common share – basic and diluted	$(0.98)	$(0.25)
Loss per proportionate voting share – basic and diluted	$—	$(98.17)
As of December 31, 2021 and 2020, potentially dilutive securities include stock options, restricted share units, broker warrants, and common share warrants. When the Company recognizes a net loss and comprehensive loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each year are presented in the table below:

	Year Ended December 31,
	2021	2020
Outstanding options	3,343,883	3,330,206
Outstanding restricted share units	1,816,851	456,675
Outstanding common share warrants	6,983,140	10,142,872
Total	12,143,874	13,929,753

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
14. SHARE-BASED COMPENSATION
Share Incentive Plans
2015 Plan
On December 31, 2015, the Company adopted the Stanley Brothers, Inc. 2015 Stock Option Plan (the “2015 Plan”), which provides for grants of incentive stock options and nonqualified stock options to employees (including officers), consultants and directors. The 2015 Plan, and grants made under the 2015 Plan, are designed to align shareholder and participant interests. The Company’s board of directors establishes the terms and conditions of any grants under the 2015 Plan. Incentive stock options may be granted only to employees.
2018 Plan
On August 31, 2018, the Company adopted the Charlotte’s Web Holdings, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”), which provides for grants of stock options, stock appreciation rights, share awards, share units, performance shares, performance units, and other share-based awards (collectively the “Awards”) to eligible individuals on the terms and subject to conditions set forth in the 2018 Plan. The 2018 Plan is designed to attract and retain key personnel and service providers. The Company’s board of directors, or appointed administrators, establish the terms and conditions of any grants under the 2018 Plan.
The aggregate number of common shares of the Company as to which share incentive awards may be granted from time to time under both the 2015 Plan and 2018 Plan shall not exceed 13,500,000 shares. The maximum exercise period of any option grant shall not exceed ten years from the date of grant. The share incentive awards vest over a time-based service period, generally a period of one to four years, and are settled in equity. The number of available awards at December 31, 2021, was 8,855,118.
Stock options
Stock options vest over a prescribed service period and are approved by the board of directors on an award-by-award basis. Options have a prescribed service period generally lasting up to four years, with certain options vesting immediately upon issuance. Upon the exercise of any stock options, the Company issues shares to the award holder from the pool of authorized but unissued common shares.
The fair values of options granted during the period were determined using a Black-Scholes model. The following principal inputs were used in the valuation of awards issued for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Expected volatility	82.0% - 86.5%	84.1% - 87.4%
Expected term (years)	5.0 – 7.0	0.3 – 7.0
Risk-free interest rate	1.3% - 1.7%	0.5% - 1.4%
Expected dividend yield	0%	0%
Value of underlying share	$1.02 - $4.70	$2.40 - $7.13

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Detail of the number of stock options outstanding for the years ended December 31, 2021 and 2020 under the 2015 and 2018 plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	3,330,206	$3.93	7.83	$4,955,658
Granted	1,290,662	3.56
Exercised	(8,261)	3.64
Forfeited (and expired)	(1,268,724)	5.57
Outstanding as of December 31, 2021	3,343,883	$3.16	7.54	$1,039,229

Exercisable/vested as of December 31, 2021	2,003,375	$2.56	5.54	$941,729

For the options outstanding at December 31, 2021, the weighted average remaining contractual life is 7.54 years. The weighted average grant-date fair value of options granted during the year ended December 31, 2021 was $3.56.
For the options outstanding at December 31, 2020, weighted average remaining contractual life is 7.83 years. The weighted average grant-date fair value of options granted during the year ended December 31, 2020 was $4.92.
The weighted average share price at the date of exercise of options exercised during the years ending December 31, 2021 and 2020 was $4.85 and $5.20, respectively.
Vesting of awards under these plans were generally time based over a period of one to four years. For the 720,261 option awards vested during the year ended December 31, 2021, the weighted average grant date fair value was $5.93. For the 1,004,939 option awards vested during the year ended December 31, 2020, the weighted average grant date fair value was $4.84.
Of the 3,343,883 options outstanding at December 31, 2021, 1,300,012 options have an exercise price of $0.56, and the remaining 2,043,871 options have an exercise price ranging between $1.02 and $21.10.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the 2018 Plan. The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments over one to four years. Upon vesting, one share of the Company’s common shares is issued for each restricted share awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the year ended December 31, 2021 was $751.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2020	456,675	$6.47
Granted	2,160,313	2.50
Forfeited	(584,290)	5.07
Vested	(182,727)	5.40
Outstanding as of December 31, 2021	1,816,851	$2.28
Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the years ended December 31, 2021 and 2020 was $5,483 and $4,326, respectively, included in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.
As of December 31, 2021, and 2020, there was approximately $4,638 and $6,769 of total unrecognized share-based compensation expense, related to unvested options granted to employees under the Company’s share option plan that is expected to be recognized over a weighted average period of 2.27 years as of each year ended.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
15. INCOME TAXES
Loss before provision for income taxes for the years ended December 31, 2021 and December 31, 2020 consists of the following:

	Year Ended December 31,
	2021	2020
U.S. loss	$(137,589)	$(38,793)
Foreign income	10	98
Total current	$(137,579)	$(38,695)
The major components of income tax (expense) benefit attributable to loss from operations consists of:

	Year Ended December 31,
	2021	2020
Current:
Federal	$50	$8,217
State	(33)	(176)
Foreign	(160)	(7)
Total current	$(143)	$8,034
Deferred:
Federal	—	—
State	—	—
Foreign	—	(20)
Total deferred	—	(20)
Total income tax (expense) benefit	$(143)	$8,014
Income tax (expense) benefit attributable to loss from continuing operations for the years ended December 31, 2021 and 2020 differed from the amounts computed by applying the U.S. federal income tax rates of 21.0%, as a result of the following:

	Year Ended December 31,
	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.8%	4.7%
Share-based compensation	(0.3)%	7.2%
Change in fair value of financial instruments and other	1.4%	6.1%
Non-deductible transaction costs	—%	(2.1)%
Goodwill impairment(1)	(11.4)%	—%
Changed in valuation allowance(2)	(12.5)%	(18.5)%
Research and development tax credit	0.4%	2.9%
Other, net	(0.5)%	(0.6)%
Effective tax rate	(0.1)%	20.7%

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(1)During the year ended December 31, 2021, the Company impaired its goodwill associated with the acquisition of Abacus. A portion of this impairment charge is permanently disallowed for tax purposes.
(2)During the year ended December 31, 2021, the Company maintained a full valuation allowance on its deferred tax assets.

In March 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security ("CARES") Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act, among other things, allows for the Company to carryback certain net operating losses ("NOLs") generated in 2019. The impact of the carryback of our 2019 net operating losses resulted in an additional refund of $8,056, and is reflected in income taxes receivable as of December 31, 2021 and 2020. The carryback also resulted in an income tax benefit of $8,056, consisting of $6,218 due to the ability to recognize the net operating loss deferred tax asset and $1,838 from the rate differential between the tax effective in the carryback period and the 21% federal tax rate in 2019. The difference in the income tax receivable and the income tax benefit relates to incremental R&D credits claimed in the years the carryback was applied. These incremental tax credits recorded are also subject to the valuation established against net deferred tax assets. The Company previously recognized $3,273 of income taxes receivable related to overpayments made in 2019. The CARES Act, 2019 overpayments, and miscellaneous other income taxes receivable result in total income taxes receivable as of December 31, 2020 of $11,440. During the year ended December 31, 2021, the Company received $676 of the outstanding incomes taxes receivable related to state refunds.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss and other carryforwards	$45,557	$33,961
Share-based compensation	1,853	1,717
Inventory provision and UNICAP 263A	4,191	4,653
Lease liability	5,586	5,455
Other	385	1,186
Property and equipment	121	—
Intangible assets	514	—
Total deferred tax assets	$58,207	$46,972
Valuation allowance	(52,888)	(35,685)
Total deferred tax assets, net	$5,319	$11,287

Deferred tax liabilities:
Property and equipment	$—	$(851)
Intangibles	—	(5,127)
Right of use assets	(5,110)	(5,103)
Warrants	(209)	(206)
Total deferred tax liabilities	$(5,319)	$(11,287)

Net deferred taxes (liabilities)	$—	$—

The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, the Company continues to believe its deferred tax assets are not more-likely-than-not to be realized and, as such, a full valuation allowance is recorded against net deferred taxes. For the years ended December 31, 2021 and 2020, the Company’s valuation allowance increased by $17,203 and $11,251, respectively, primarily related to the incremental net operating losses.

As of December 31, 2021, the Company has federal and state net operating losses of approximately $170,443 and $144,225, respectively. The entire federal NOLs are post-2017 NOL and therefore can be carried forward indefinitely and the state NOLs will begin to expire on December 31, 2029. The Company also has a research and development credit carryforward of $1,788 as of December 31, 2021.

Tax laws impose restrictions on the utilization of net operating loss carryforwards and research and development credit carryforwards in the event of a change in ownership of the Company as defined by Internal Revenue Code Section 382 and 383. The Company may have experienced ownership changes in the past that impact the availability of its net operating losses and tax credits. Should there be additional ownership changes in the future, the Company's ability to utilize existing carryforwards could be substantially restricted.

Uncertain tax position
A reconciliation of the beginning and ending amount of uncertain tax positions as of December 31, 2021 and 2020 is as follows:

Balance at December 31, 2020	$134
Additions for current year tax positions	52
Additions for prior year tax positions	—
Reductions for prior year tax positions	(7)
Reductions as a result of settlement with tax authority	—
Balance at December 31, 2021	$179

Balance at December 31, 2019	$—
Additions for current year tax positions	55
Additions for prior year tax positions	79
Reductions for prior year tax positions	—
Reductions as a result of settlement with tax authority	—
Balance at December 31, 2020	$134

The Company recognizes the tax benefit from an uncertain tax position only if it is probable that the tax position will be sustained based on its technical merits. The Company measures and records the tax benefits from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s estimated liabilities related to these matters are adjusted in the period in which the uncertain tax position is effectively settled, the statute of limitations for examination expires or when additional information becomes available. The Company’s liability for unrecognized tax benefits requires the use of assumptions and significant judgement to estimate the exposures associated with our various filing positions. Although the Company believes that the judgments and estimates made are reasonable, actual results could differ and resulting adjustments could

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
materially affect the Company's effective income tax rate and income tax provision. The Company’s policy is to recognize interest and penalties on taxes, if any, as income tax expense.

If recognized, none of the uncertain tax positions would affect the effective tax rate. The Company does not anticipate any significant changes to the uncertain tax positions in the next twelve months.

The Company files income tax returns in the U.S. federal and various state jurisdictions and Israel. In the normal course of business, it is subject to examination by taxing authorities throughout the world. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in years before 2018.

16. RELATED PARTY TRANSACTIONS
Aidance Scientific, Inc. (“Aidance”) is the manufacturer of nearly all Abacus Health products. The former Chief Executive Officer of Abacus Health, and a current Officer of the Company, also serves on Aidance’s Board of Directors. For the years ended December 31, 2021 and 2020, the Company made purchases of $3,570 and $2,758, respectively from Aidance. Payment terms on purchases are due 30 days after receipt. As of December 31, 2021, the Company had a liability of $119 due to Aidance presented in accounts payable in the consolidated balance sheets.
Effective November 2020, the Company entered into a note receivable with certain founders of the Company to negotiate a future binding transaction in good faith. This agreement included a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable is secured by equity instruments with certain founders of the Company, is carried at amortized cost, bears interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. Interest income is recognized based upon the contractual interest rate and unpaid principal balance of the promissory note. As of December 31, 2021, the founders owed the Company $1,037 consisting of principal and interest. The founders requested an extension of the maturity date, as allowed under the terms of the promissory note, resulting in an extension of the maturity date to November 13, 2023. The founders' equity instruments securing the promissory note remained in place and interest will continue to accrue on the note. On March 22, 2022, the Company and the founders amended the agreement to increase the equity instruments securing the promissory note. As a result of this amendment and the liquid and quantifiable value of the shares pledged, the Company does not believe there is an estimated credit loss on the note receivable as of December 31, 2021. The Company will continue to evaluate the note receivable for changes to credit loss estimates through the extended maturity date.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (note 4). The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were employees at the time, are the majority shareholders of Stanley Brothers USA.

On April 16, 2021, pursuant to an amendment to the agreement, the name and likeness and license agreement between the Company and Leeland & Sig LLC d/b/a Stanley Brothers Brand Company was extended for a period of one year, expiring July 31, 2022. In addition, the Company executed a consulting agreement which extended the service arrangements of the seven Stanley Brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement, the Company paid $2,081 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the Stanley Brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants. For the year ended December 31, 2021, the Company recognized $1,056 of sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss related to this agreement. The remaining $1,025 is presented in prepaid expenses in the condensed consolidated balance sheets.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective for the period ending December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ending December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2021 annual stockholders' meeting and is incorporated by reference in this Annual Report on Form 10-K. Certain information concerning our executive officers is included in Item 1 of Part I of this Annual Report on Form 10-K and is hereby incorporated by reference.

Item 11. Executive Compensation

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2021 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2021 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2021 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2021 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

Documents filed as part of this report
(1) All Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto included in this Form 10-K.

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit No.	Description	Location
2.2.	∔Arrangement Agreement Between Abacus Health Products, Inc. and Charlotte’s Web Holdings, Inc. dated March 22, 2020.	Exhibit 2.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
3.1	Articles	Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
3.2	Notice of Articles	Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.1	∔Supplemental Warrant Indenture between Charlotte’s Web Holdings, Inc., Abacus Health Products, Inc., and Odyssey Trust Company dated as of June 11, 2020.	Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.2	∔Warrant Indenture between Charlotte’s Web Holdings, Inc. and Odyssey Trust Company dated as of June 18, 2020.	Exhibit 4.3 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.3	Description of Capital Stock	Filed herewith.
10.1	Name and Likeness and License Agreement by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company and CWB Holdings, Inc. and Charlotte's Web Holdings Inc. dated August 1, 2018.	Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.

10.2
Amending Agreement dated April 16, 2021 to the Name and Likeness and License Agreement by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company and CWB Holdings, Inc. and Charlotte's Web Holdings Inc. dated August 1, 2018.
Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.3	∔Option Purchase Agreement Among Charlotte’s Web Holdings, Inc. and Stanley Brothers USA Holdings, Inc. dated March 2, 2021.	Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.4	∔Credit Agreement dated as of March 23, 2020 among Charlotte’s Web, Inc., the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.5	Limited Waiver to JP Morgan Credit Agreement, dated as of November 10, 2020.	Exhibit 10.5 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.6	Limited Waiver and Amendment No. 1 to JP Morgan Credit Agreement dated March 1, 2021.	Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.7	Lease of Space made as of May 7, 2019 between EJ 700 Tech Court LLC and Charlotte’s Web, Inc.	Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.8	∔Sublease made as of May 31, 2019 between Boulder Brands USA, Inc. and Charlotte’s Web, Inc.	Exhibit 10.8 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.9	First Amendment to Sublease dated as of August 30, 2019 between Boulder Brands USA, Inc. and Charlotte’s Web, Inc.	Exhibit 10.9 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.10	Sublease made as of May 12, 2021 by and among Charlotte’s Web, Inc. and Outside Interactive, Inc.	Exhibit 10.10 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.11	Sublease Agreement made as of May 11, 2021 by and between Molson Coors Beverage Company and Charlotte’s Web, Inc.	Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.12	First Amendment to Sublease Agreement made as of June 15, 2021 by and between Molson Coors Beverage Company and Charlotte’s Web, Inc.	Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.13	†CWB Holdings, Inc. 2015 Stock Option Plan dated as February 2, 2016.	Exhibit 10.13 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.

10.13.1	†CWB Holdings, Inc. Amendment No. 1 to 2015 Stock Option Plan (incorporated by reference to).	Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-262006) filed with the SEC on January 5, 2022 is incorporated herein by reference.
10.14	†Charlotte's Web Holdings, Inc. 2018 Long-Term Incentive Plan dated August 23, 2018.	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.15	†Charlotte's Web Holdings, Inc. Amended 2018 Long-Term Incentive Plan dated April 29, 2021.	Exhibit 10.15 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.16	†Form of Restricted Stock Unit Agreement for Employees to the 2018 Long Term Incentive Plan.	Exhibit 10.16 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.16.1	†Form of Restricted Stock Unit Agreement for Employees to the 2018 Long-Term Incentive Plan (2021 amendment)	Exhibit 10.16.1 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.17	†Form of Restricted Stock Unit Agreement for Directors to the 2018 Long Term Incentive Plan.	Exhibit 10.17 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.17.1	†Form of Restricted Stock Unit Agreement for Directors to the 2018 Long Term Incentive Plan (2021 amendment).	Exhibit 10.17.1 to Amendment No. 2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on January 25, 2022 is incorporated herein by reference.
10.18	†Form of Nonqualified Stock Option Award to the 2018 Long-Term Incentive Plan.	Exhibit 10.18 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.18.1	†Form of Nonqualified Stock Option Award to the 2018 Long-Term Incentive Plan (2021 amendment).	Exhibit 10.18.1 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.19	†+Offer Letter from Charlotte's Web Holdings, Inc. to Adrienne Elsner dated April 26, 2019.	Exhibit 10.19 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.20	†+Offer Letter from Charlotte's Web Holdings, Inc. to Russell Hammer dated August 15, 2019.	Exhibit 10.20 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.21	†+Offer Letter from Charlotte's Web Holdings, Inc. to Tony True dated June 4, 2019.	Exhibit 10.21 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.

10.22	†+Amendment to Offer Letter between Charlotte's Web Holdings, Inc. and Adrienne Elsner dated October 2, 2020.	Exhibit 10.22 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.23	†+Transition Employment Agreement and Release of All Claims with Separation Agreement and Final Release of Claims between Russell Hammer and Charlotte’s Web, Inc., dated June 14, 2021.	Exhibit 10.23 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.24	†Employment Agreement between Wessel Booysen and Charlotte's Web Inc. dated June 14, 2021	Exhibit 10.24 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.25	†Confidentiality Agreement between Adrienne Elsner and Charlotte's Web Inc. dated May 15, 2019.	Exhibit 10.25 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.26	†Confidentiality Agreement between Russell Hammer and Charlotte's Web Inc. dated August 15, 2019.	Exhibit 10.26 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.27	†Confidentiality Agreement between William A. True and Charlotte's Web Inc. dated June 5, 2019.	Exhibit 10.27 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.28	†+Form of Director’s Service Agreement, with Form of Director’s Indemnification Agreement.	Exhibit 10.28 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.29	†+Consulting Agreement dated April 16, 2021, by and between Leeland & Sig, LLC d/b/a Stanley Brothers Brand Company, the Stanley Brothers, and Charlotte's Web Inc.	Exhibit 10.29 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.30	†+Secured Promissory Note between Jesse Stanley and the Master and a Hound Revocable Trust, as borrower, and Charlotte's Web Holdings, Inc., as Lender, dated November 13, 2020.	Exhibit 10.30 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.31
Amended and Restated Underwriting Agreement dated November 25, 2019 between Canaccord Genuity Corp., as Lead Underwriter, Cormark Securities, Inc., Eight Capital, and PI Financial Corp. as Underwriters and Charlotte's Web Holdings, Inc.
Exhibit 10.31 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.32
Underwriting Agreement dated June 16, 2020 between Canaccord Genuity Corp., as Lead Underwriter, and Cormark Securities, Inc., Eight Capital and PI Financial Corp, as Underwriters, and Charlotte's Web Holdings, Inc.
Exhibit 10.32 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.

10.33	Equity Distribution Agreement dated June 3, 2021.	Exhibit 10.33 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.34	†+Offer Letter from Charlotte’s Web Holdings, Inc. to Jacques Tortoroli, dated December 16, 2021	Exhibit 10.34 to Amendment No. 2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on January 25, 2022 is incorporated herein by reference.
10.35	†Offer Letter and Promotion Letter from Charlotte's Web Holdings, Inc. to Andrés de Gortari, dated June 28, 2021 and February 3, 2022, respectively.	Filed herewith
10.36	∔Amendment to Secured Promissory Note between Jesse Stanley and the Master and a Hound Revocable Trust and Charlotte's Web Holdings, Inc. dated March 22, 2022.	Filed herewith
21.1	Subsidiaries of the Company	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement.
∔	Certain identified information has been excluded from the exhibit pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE'S WEB HOLDINGS, INC.

March 24, 2022	By:	/s/ Wessel Booysen
(Date)		Wessel Booysen
(Chief Financial and Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jacques Tortoroli	Chief Executive Officer (Principal Executive Officer)	March 24, 2022
Jacques Tortoroli

/s/ Wessel Booysen	Chief Financial and Operating Officer (Principal Financial Officer)	March 24, 2022
Wessel Booysen

/s/ Andrés de Gortari	Chief Accounting Officer (Principal Accounting Officer)	March 24, 2022
Andrés de Gortari

/s/ John Held	Director	March 24, 2022
John Held

/s/ Tim Saunders	Director	March 24, 2022
Tim Saunders

/s/ Jean Birch	Director	March 24, 2022
Jean Birch

/s/ Susan Vogt	Director	March 24, 2022
Susan Vogt