Form 10-Q
period 2022-03-31
Charlotte's Web Holdings, Inc.
filed 2022-05-16
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 000-56364

Charlotte's Web Holdings, Inc.
(Exact name of registrant as specified in its charter)

British Columbia	98-1508633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1801 California Street
Suite 4800
Denver, CO 80202
(Address of principal executive offices and zip code)
(720) 617-7303
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to section 12(g) of the Act:
Common stock, no par value
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 145,150,852 shares of common shares as of May 13, 2022.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2022

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022 (unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$14,497	$19,494
Accounts receivable, net	2,654	4,882
Notes receivable - current	495	495
Inventories, net	53,056	52,077
Prepaid expenses and other current assets	6,782	8,095
Income taxes receivable	10,218	10,764
Total current assets	87,702	95,807
Property and equipment, net	34,449	36,085
Operating lease right-of-use assets, net	19,958	20,679
Intangible assets, net	2,604	2,843
Stanley Brothers USA Holdings purchase option	13,100	13,000
Notes receivable - noncurrent	1,037	1,037
Other long-term assets	1,974	2,062
Total assets	$160,824	$171,513
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,147	$5,049
Accrued and other current liabilities	6,609	9,570
Cultivation liabilities – current	3,946	3,448
Lease obligations – current	2,092	2,103
Total current liabilities	17,794	20,170
Cultivation liabilities – noncurrent	—	385
Lease obligations – noncurrent	19,866	20,500
Other long-term liabilities	12	12
Total liabilities	37,672	41,067
Commitments and contingencies (note 6)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized as of March 31, 2022 and December 31, 2021, respectively; 145,145,702 and 144,659,964 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1	1
Proportionate voting shares, nil par value; nil shares authorized as of March 31, 2022 and December 31, 2021, respectively; nil shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	320,391	319,059
Accumulated deficit	(197,240)	(188,614)
Total shareholders’ equity	123,152	130,446
Total liabilities and shareholders’ equity	$160,824	$171,513
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Three Months Ended March 31, (unaudited)
	2022	2021

Revenue	$19,356	$23,407
Cost of goods sold	7,643	9,770
Gross profit	11,713	13,637

Selling, general and administrative expenses	20,355	23,786
Operating loss	(8,642)	(10,149)

Other (expense) income, net	(84)	105
Change in fair value of financial instruments and other	100	(2,696)
Loss before provision for income taxes	(8,626)	(12,740)
Income tax expense	—	(34)
Net loss and comprehensive loss	$(8,626)	$(12,774)
Net loss per common share, basic and diluted	$(0.06)	$(0.09)
Weighted-average shares used in computing net loss per share, basic and diluted	144,990,224	139,697,474

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Proportionate Voting Shares	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Shares	Amount
Balance—December 31, 2021	—	144,659,964	$1	$319,059	$(188,614)	$130,446
Common shares issued upon vesting of restricted share units, net of withholding	—	77,193	—	(45)	—	(45)
Harmony Hemp contingent equity compensation	—	169,045	—	165	—	165
ATM program issuance costs	—	239,500	—	(2)	—	(2)
Share-based compensation	—	—	—	1,214	—	1,214
Net loss and comprehensive loss	—	—	—	—	(8,626)	(8,626)
Balance—March 31, 2022	—	145,145,702	$1	$320,391	$(197,240)	$123,152

Balance—December 31, 2020	$81,177	107,060,237	$1	$305,133	$(50,892)	$254,242
Exercise of stock options	—	8,261	—	30	—	30
Conversion to common shares	(3,961)	1,584,410	—	—	—	—
Common shares issued upon vesting of restricted share units, net of withholding	—	61,548	—	(112)	—	(112)
Exercise of common stock warrants	—	98,788	—	441	—	441
Share-based compensation	—	—	—	832	—	832
Harmony Hemp contingent equity compensation	—	169,046	—	360	—	360
Net loss and comprehensive loss	—	—	—	—	(12,774)	(12,774)
Balance—March 31, 2021	$77,216	108,982,290	$1	$306,684	$(63,666)	$243,019

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31, (unaudited)
	2022	2021

Cash flows from operating activities:
Net loss and comprehensive loss	$(8,626)	$(12,774)
Adjustments to reconcile net loss and comprehensive loss to net cash used in operating activities:
Depreciation and amortization	2,078	2,668
Change in fair value of financial instruments	(100)	2,690
Allowance for credit losses	—	(23)
Inventory provision	—	333
Share-based compensation	1,379	1,192
Loss on disposal of assets	84	76
Changes in operating assets and liabilities:
Accounts receivable, net	2,228	668
Inventories, net	(979)	(261)
Prepaid expenses and other current assets	1,313	2,116
Operating lease right-of-use assets and lease obligations	(8)	(8)
Accounts payable, accrued and other liabilities	(2,797)	(2,723)
Income taxes receivable	546	664
Cultivation liabilities	97	(3,320)
Other operating assets and liabilities, net	106	(4)
Net cash used in operating activities	(4,679)	(8,706)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(271)	(1,723)
Proceeds from sale of assets	—	8
Issuance of notes receivable, net of collections	—	266
Investment in Stanley Brothers USA Holdings purchase option	—	(8,000)
Other investing activities	—	384
Net cash used in investing activities	(271)	(9,065)
Cash flows from financing activities:
Proceeds from stock option exercises	—	30
Other financing activities	(47)	(14)
Net cash used in financing activities	(47)	16
Net decrease in cash and cash equivalents	(4,997)	(17,755)
Cash and cash equivalents —beginning of period	19,494	52,803
Cash and cash equivalents —end of period	$14,497	$35,048

Non-cash activities:
Non-cash purchases of property and equipment	$(67)	$(235)
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of the Business
Charlotte’s Web Holdings, Inc. together with its subsidiaries (collectively "Charlotte's Web" or the “Company”) is a public company incorporated pursuant to the laws of the Province of British Columbia. The Company’s common shares are publicly listed on the Toronto Stock Exchange (“TSX”) under the symbol “CWEB” and quoted on the OTCQX under the symbol "CWBHF." The Company’s head office is located in Denver, Colorado in the United States of America.
The Company’s primary products are made from proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids and other hemp compounds. Hemp extracts are produced from the plant Cannabis sativa L. (“Cannabis”), and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol ("THC") concentration of not more than 0.3% on a dry weight basis ("Hemp"). The Company is engaged in research involving the effectiveness of a broad variety of compounds derived from Hemp.

The Company’s current product categories include human ingestible products: tinctures (liquid product), capsules, gummies, and sprays, topicals, and pet products. The Company’s products are distributed through its e-commerce website, third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar specialty retailers.

The Company does not currently produce or sell medicinal or recreational marijuana or products derived from high-delta-9 ("THC") cannabis plants. On March 2, 2021, Charlotte’s Web executed an Option Purchase Agreement (the "SBH Purchase Option") pursuant to which the Company has the option to acquire Stanley Brothers USA Holdings, Inc. (“Stanley Brothers USA”), a cannabis wellness incubator. Until the SBH Purchase Option is exercised, both Charlotte’s Web and Stanley Brothers USA will continue to operate as standalone entities in the US. Internationally, the companies are able to explore opportunities where Cannabis is federally permissible. The Company does not currently have any plans to expand into high-THC products in the near future.

The Company holds the number one market share position across major retail channels including total US food/drug/mass retail, total US natural specialty retail, and e-commerce, based on market share data from leading third-party analysts such as The Nielsen Company, SPINS, LLC, and Brightfield Group, respectively.

The Company grows its proprietary Hemp domestically in the United States on farms leased in northeastern Colorado and sources high quality Hemp through contract farming operations in Kentucky and Oregon.

In furtherance of the Company’s research and development ("R&D") efforts, the Company established CW Labs, an internal division for R&D, to substantially expand the Company’s efforts around the science of Hemp derived compounds. CW Labs is currently engaged in double-blind, placebo-controlled human clinical trials addressing Hemp-based solutions for several need states. CW Labs is located in Louisville, Colorado at the Company’s LOFT production and distribution facility and the Hauptmann Woodward Research Institute on the campus of the University at Buffalo’s Jacobs School of Medicine and The Center for Integrated Global Biomedical Sciences through which it fosters collaborations throughout the State University of New York network of 64 national and international research and medical institutions. In November 2019, the Company announced a collaboration between CW Labs and the University at Buffalo’s Center for Integrated Global Biomedical Sciences to advance hemp cannabinoid science through a research program that provides a better understanding of the therapeutic uses and safety of cannabinoids.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2022 and its results of operations for the three months ended March 31, 2022 and 2021, cash flows for the three months ended March 31, 2022 and 2021, and stockholders’ equity for the three months ended March 31, 2022 and 2021. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022.

Revenue Recognition
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer ecommerce website, and distributors, retail and wholesale business-to-business customers. The following table sets forth the disaggregation of the Company’s revenue:

	Three Months Ended March 31,
	2022	2021
Direct-to-consumer	$13,138	$16,130
Business-to-business	6,218	7,277
Total	$19,356	$23,407
Substantially all of the Company’s revenue is earned in the United States.
Recently Adopted Accounting Pronouncements

Other than described below, no new accounting pronouncements adopted or issued by the FASB had or may have a material impact on the Company’s condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which aims to reduce complexity in accounting standards by improving certain areas of U.S. GAAP without compromising information provided to users of financial statements. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. There was an immaterial impact upon adoption on the condensed consolidated financial statements.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this standard apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company is currently evaluating the impact, if any, that the updated standard will have on the condensed consolidated financial statements.

3. FAIR VALUE MEASUREMENT
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings Purchase Option	$—	$—	$13,100	$13,100
Financial liabilities:
Warrant liabilities	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings Purchase Option	$—	$—	$13,000	$13,000
Financial liabilities:
Warrant liabilities	$—	$—	$—	$—
There were no transfers between levels of the hierarchy during the three month period ended March 31, 2022 and the year ended December 31, 2021.
Stanley Brothers USA Holdings Purchase Option

The Monte Carlo valuation model considers multiple revenue and Earning Before Interest Taxes Depreciation and Amortization ("EBITDA") outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise. The following additional assumptions are used in the model of the SBH Purchase Option:

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)

	March 31,	December 31,
	2022	2021
Expected volatility	92.5%	92.5%
Expected term (years)	3.4	3.7
Risk-free interest rate	2.4%	1.1%
Weighted average cost of capital	40.0%	40.0%

Warrant Liabilities

The warrants offered during 2019 and 2020 (collectively, the "2019 Share Offering Warrants" and the "2020 Share Offering Warrants") do not meet all of the criteria for equity classification as the warrants are denominated in Canadian dollars, which differs from the Company's functional currency. As a result, the 2019 Share Offering Warrants and the 2020 Share Offering Warrants are initially measured at fair value and are revalued at each reporting period using the Black-Scholes option pricing model based on Level 2 observable inputs. The assumptions used by the Company are the quoted price of the Company’s common shares in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility is based on the actual historical market activity of the Company’s shares. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected life of the warrants.

For the three months ended March 31, 2022 and 2021, a $— and $2,656 loss related the warrant liabilities was recognized as change in fair value of financial instruments and other in the condensed consolidated statements of operations and comprehensive loss, respectively.

4. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2022	2021

Harvested Hemp and seeds	$37,152	$38,249
Raw materials	13,467	15,189
Finished goods	15,999	13,974
	66,618	67,412
Less: inventory provision	(13,562)	(15,335)
Total	$53,056	$52,077
5. DEBT
Line of Credit
The Company has an asset backed line of credit ("ABL") with J.P. Morgan for $10,000 with an option under certain circumstances to increase the line of credit to $20,000. Borrowings under the ABL bear interest at a variable rate based on (A) CB Floating Rate defined as Prime Rate plus 1.0% or (B) monthly LIBOR rate plus 2.50%. The current maturity date is March 23, 2023. Borrowings under the ABL are secured by all of the assets of the Company and guaranteed by other subsidiaries of the Company. The line of credit agreement requires compliance by the Company with certain debt covenants.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
Financial Covenants
The Company is subject to a number of customary covenants under the ABL, including limitation on additional borrowings, acquisitions, dividend payments and requirements to maintain certain financial ratios including a consolidated fixed charge coverage ratio, minimum Earning Before Interest Depreciation and Amortization ("EBITDA") and minimum liquidity, as defined by the line of credit agreement as measured on the last day of each quarter. As of March 31, 2022 and December 31, 2021, the Company was not in compliance with the debt covenants and as of May 16, 2022, the line of credit was on hold. As of March 31, 2022, there are no amounts drawn on the line of credit.
6. COMMITMENTS AND CONTINGENCIES

Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of March 31, 2022 there are no litigations pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
7. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 8 years to 13.17 years, some of which include options to extend the leases for up to 5 years. Generally, the lease agreements do not include options to terminate the lease.
Maturities of operating lease liabilities as of March 31, 2022 are as follows:

Operating Leases
Year Ending December 31:
2022 (9 months remaining)	$3,312
2023	3,410
2024	3,255
2025	2,946
2026	2,222
Thereafter	15,595
Total lease obligation	30,740
Less: Imputed interest	(8,782)
Total lease liabilities	21,958
Less: Current lease liabilities	(2,092)
Total non-current lease liabilities	$19,866

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
8. CULTIVATION LIABILITIES
Future payments due under cultivation contract obligations are as follows:

	Short-term	Long-term	Total
December 31, 2021	$3,448	$385	$3,833
Costs incurred related to 2021 crop	97	—	97
Payments	—	—	—
Settlement reductions	—	—	—
Interest	16	—	16
Conversion to short-term borrowings	385	(385)	—
March 31, 2022	$3,946	$—	$3,946

9. SHAREHOLDERS’ EQUITY
As of March 31, 2022 and December 31, 2021, the Company’s share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
On November 3, 2021, all outstanding proportionate voting shares ("PVS") of the Company were converted by way of mandatory conversion in accordance with the Company’s articles and at the discretion of the Company, into common shares. Following this conversion, and as of the close of business on November 3, 2021, 142,335,464 common shares were issued and outstanding, nil proportionate voting shares were issued and outstanding and nil preferred shares were issued and outstanding. Pursuant to the Company’s Articles, the Company is no longer authorized to issue additional proportionate voting shares. As of March 31, 2022 and December 31, 2021, the Company had no PVS issued and outstanding.

Common Shares
As of March 31, 2022 and December 31, 2021, the Company was authorized to issue an unlimited number of common shares, which have no par value.
Share Offering Warrants – Liability Classified
The following summarizes the number of warrants outstanding as of March 31, 2022:

	Number of Warrants	Weighted-Average Exercise Price per Warrant
Outstanding as of December 31, 2021	6,983,140	$7.86
Exercised	—	—
Expired	—	—
Outstanding as of March 31, 2022	6,983,140	$7.86

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
For the balance of outstanding warrants at March 31, 2022, the weighted average remaining contractual life is 0.38 years. On May 8, 2022, warrants issued pursuant to the Abacus acquisition expired, totaling 1,232,225, with a weighted average exercise price per warrant of $15.29.

10. LOSS PER SHARE
The Company computes loss per share of common shares and PVS under the two-class method required for multiple classes of common shares and participating securities. The rights, including the liquidation and dividend rights, of the two classes of shares are similar except for the 400:1 conversion ratio between the common shares and PVS shares. Accordingly, the loss per share attributable to common shareholders will be the same for common shares and PVS, on either an individual or combined basis. Basic net loss per common share and PVS is computed by dividing the allocated net loss and comprehensive loss by the weighted-average number of common shares outstanding and weighted average number of PVS outstanding during the period. Diluted loss per common share is computed by dividing the allocated net loss and comprehensive loss by the weighted-average number of common shares together with the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued, unless anti-dilutive. Diluted loss per PVS is computed by dividing the allocated net loss and comprehensive loss by the weighted-average number of PVS outstanding during the period.
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Three Months Ended March 31,
	2022	2021

Net loss and comprehensive loss	$(8,626)	$(12,774)
Weighted-average number of common shares - basic	144,990,224	108,225,874
Dilutive effect of stock options and awards	—	—
Weighted-average number of proportionate voting shares - basic	—	78,679
Weighted-average number of common shares - diluted	144,990,224	108,225,874
Weighted-average number of proportionate voting shares - diluted	—	78,679
Loss per common share – basic and diluted	$(0.06)	$(0.09)
Loss per proportionate voting share – basic and diluted	$—	$(36.58)
As of March 31, 2022 and March 31, 2021, potentially dilutive securities include stock options, restricted share units, broker warrants, and common share warrants. When the Company recognizes a net loss and comprehensive loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each year are presented in the table below:

	March 31,
	2022	2021
Outstanding options	4,867,464	4,047,398
Outstanding restricted share units	2,569,689	950,639
Outstanding common share warrants	6,983,140	9,483,140
Total	14,420,293	14,481,177

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
11. SHARE-BASED COMPENSATION
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
The fair values of options granted during the period were determined using a Black-Scholes model. The following principal inputs were used in the valuation of awards issued for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Expected volatility	83.4%	86.5%
Expected term (years)	5.5-6.5	5.5-7.0
Risk-free interest rate	1.9%	1.7%
Expected dividend yield	0%	0%
Value of underlying share	$1.11	$4.70

Detail of the number of stock options outstanding for the three months ended March 31, 2022 under the Company's 2015 legacy option plan and the Company's amended 2018 long term incentive plan (collectively, the "Plans") is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	3,343,883	$3.16	7.54	$1,039,229
Granted	2,148,832	1.56
Exercised	—	—
Forfeited (and expired)	(625,251)	6.36
Outstanding as of March 31, 2022	4,867,464	$2.04	8.60	$687,476

Exercisable/vested as of March 31, 2022	2,093,641	$2.13	5.87	$673,414
The weighted average grant-date fair value of options granted during the three months ended March 31, 2022 was $1.56. The weighted average grant-date fair value of options granted during the three months ended March 31, 2021 was $4.70.
The weighted average share price at the date of exercise of options exercised during the three months ended March 31, 2022 and 2021 was $— and $4.85, respectively.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the 2018 Plan. The restricted share units granted vest in accordance with the board-approved agreement, typically over equal

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
installments over up to four years. Upon vesting, one share of the Company’s common shares is issued for each restricted share unit awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the three months ended March 31, 2022 and March 31, 2021 was $295 and $317, respectively.
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,816,851	$2.28
Granted	1,351,114	$1.35
Forfeited	(482,104)	$2.68
Vested	(77,193)	$3.82
Shares withheld upon vesting	(38,979)	$3.82
Outstanding as of March 31, 2022	2,569,689	$1.69
Share-based Compensation Expense

Share-based compensation expense for all equity arrangements for the three months ended March 31, 2022 and March 31, 2021 was $1,214 and $832, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2022, $7,204 of total unrecognized share-based compensation expense related to unvested options granted to employees is expected to be recognized over a weighted-average period of 2.43 years.

12. INCOME TAXES

The Company’s effective tax rate in the three months ended March 30, 2022 and 2021 was 0% and (0.25)%, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three months end March 30, 2022 and 2021, respectively, primarily due to the valuation allowance. The effective tax rate for the first three months of 2022 was lower than the same period in 2021 primarily due to state income taxes.

13. RELATED PARTY TRANSACTIONS
Aidance Scientific, Inc. (“Aidance”) is the manufacturer of nearly all Abacus Health products. The former Chief Executive Officer of Abacus Products, Inc. ("Abacus"), and a former officer of the Company, also serves on Aidance’s Board of Directors. For the three months ended March 31, 2022 and 2021, the Company made purchases of $673 and $1,537, respectively from Aidance. Payment terms on purchases are due 30 days after receipt. As of March 31, 2022, the Company had a liability of $294 due to Aidance presented in accounts payable in the condensed consolidated balance sheets. As of December 31, 2021, the Company had a liability of $119 due to Aidance presented in accounts payable in the condensed consolidated balance sheets.
Effective November 2020, the Company entered into a note receivable with certain founders of the Company ("founders") to negotiate a future binding transaction in good faith. This agreement included a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable is secured by equity instruments with certain founders of the Company, is carried at amortized cost, bears interest at 3.25% per year, and required the

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. The founders requested an extension of the maturity date, as allowed under the terms of the promissory note, resulting in an extension of the maturity date to November 13, 2023. According to the terms of the agreement, no additional interest will accrue through the payment date. The founders' equity instruments securing the promissory note remained in place. Interest income is recognized based upon the contractual interest rate and unpaid principal balance of the promissory note. As of March 31, 2022 and December 31, 2021, the founders owed the Company $1,037 consisting of principal and interest. On March 22, 2022, the Company and the founders amended the agreement to increase the equity instruments securing the promissory note and to extend the maturity date to November 13, 2023. As a result of this amendment and the liquid and quantifiable value of the shares pledged, the Company does not believe there is an estimated credit loss on the note receivable as of March 31, 2022 and December 31, 2021. The Company will continue to evaluate the note receivable for changes to credit loss estimates through the extended maturity date.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3). The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were employees at the time, are the majority shareholders of Stanley Brothers USA.

On April 16, 2021, pursuant to an amendment to the agreement, the name and likeness and license agreement between the Company and Leeland & Sig LLC d/b/a Stanley Brothers Brand Company was extended for a period of one year, expiring July 31, 2022. In addition, the Company executed a consulting agreement which extended the service arrangements of the seven Stanley brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement, the Company paid $2,081 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the seven Stanley brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants. For the three months ended March 31, 2022, the Company recognized $420 of sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss related to this agreement. The remaining $604 is presented in prepaid expenses in the condensed consolidated balance sheets.

14. SUBSEQUENT EVENTS

On May 8, 2022, warrants issued pursuant to the Abacus acquisition expired, totaling 1,232,225, with a weighted average exercise price per warrant of $15.29.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that are, or may be considered to be, “forward-looking statements.” Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of Charlotte’s Web Holdings, Inc., (“Charlotte’s Web”, the “Company” or “we”) the industry or its prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that the Company makes with the SEC or press releases or oral statements made by or with the approval of one of the Company’s authorized executive officers. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. (All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Quarterly Report on Form 10-Q.)

The following discussion and analysis of financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the accompanying notes in this Form 10-Q and the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties, as discussed in the “Cautionary Note Regarding Forward Looking Statements.” Future results could differ materially from those discussed below for many reasons, including the risks described in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A—Risk Factors” of this Form 10-Q.

MD&A of Charlotte's Web Holdings, Inc.

For purposes of this discussion, “Charlotte’s Web,” “CW,” “we,” or the “Company” refers to Charlotte’s Web Holdings, Inc. and its subsidiaries: Charlotte’s Web, Inc. and Abacus Products, Inc., and its wholly-owned subsidiaries; Abacus Health Products, Inc., Abacus Wellness, Inc. and CBD Pharmaceuticals Ltd. The results herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Amounts are presented in thousands of United States dollars, unless otherwise indicated.

BUSINESS OVERVIEW

Charlotte’s Web Holdings, Inc., a Certified B Corp headquartered in Denver, Colorado, is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte’s Web™, CBD Medic™, CBD Clinic™, and Harmony Hemp™. Charlotte’s Web branded premium quality products start with proprietary hemp genetics that are 100% North American farm grown and manufactured into hemp extracts containing naturally occurring phytocannabinoids including CBD, cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other beneficial hemp compounds. The Company moved into its new cGMP facility in Louisville, Colorado, the LOFT, during the second quarter of 2020 at which the Company conducts its production, distribution, and quality control activities, and has expanded its R&D. Charlotte’s Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies (sleep, stress, immunity, exercise recovery), capsules, CBD topical creams and lotions, as well as products for pets. Charlotte’s Web products are distributed to more than 15,000 retail doors and 8,000 health care practitioners, and online through the Company’s website at www.CharlottesWeb.com. The information provided on the Charlotte’s Web website is not part of this MD&A.

The business of the Company consists of the farming, manufacturing, sales, and marketing of products of hemp-derived CBD wellness products. As of March 31, 2022, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, as its executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.

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

The Company holds the number one market share position across major retail channels including total US food/drug/mass retail, total US natural specialty retail, and e-commerce, based on market share data from leading third-party analysts such as Nielsen Holdings, SPINS LLC, and Brightfield Group, respectively.

The Company grows its proprietary Hemp domestically in the United States on farms leased in northeastern Colorado and sources high quality Hemp through contract farming operations in Kentucky and Oregon.

The Company continues to invest in R&D efforts to identify new product opportunities. Management plans to expand CW’s production capacity, sales and marketing infrastructure, and to find opportunities for continuous improvement in the supply chain and proactively define the competitive landscape. The Company plans to capitalize on the rapidly emerging botanical wellness products industry by driving customer acquisition and retention, as well as accelerating national and international retail expansion. In addition, the Company may consider expanding its product line beyond Hemp-based products should the science and the Company’s founding principles support such expansion.

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

Selected Financial Information

	As of and for the Three Months Ended March 31,
	2022	2021
Total revenues	$19,356	$23,407
Cost of goods sold	7,643	9,770
Gross profit	11,713	13,637
Selling, general, and administrative expenses	20,355	23,786
Operating loss	(8,642)	(10,149)
Other income (expense), net	(84)	105
Change in fair value of financial instruments and other	100	(2,696)
Income tax expense	—	(34)
Net loss and comprehensive loss	$(8,626)	$(12,774)
Total assets	$160,824	$295,553
Total liabilities	$37,672	$52,534

Revenue

The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers.

	Three Months Ended
	March 31,		% (Decrease)
	2022	2021
Total revenue	$19,356	$23,407	(17.3)%
Direct-to-consumer ("DTC") revenue	13,138	16,130	(18.5)%
Business-to-business ("B2B") revenue	6,218	7,277	(14.6)%

Total revenue for the three months ended March 31, 2022 was $19,356, a decrease of 17.3% compared to the three months ended March 31, 2021. DTC e-commerce revenue decreased 18.5% year-over-year. The decrease was attributable to lower traffic at the Company’s online store, wildfire shipping delays, and an industry-wide consumer shift to lower-priced CBD products; primarily gummies and topical products, where Charlotte’s Web is the market share leader. The decreased online traffic, was due to lessened promotional frequency, partially offset by stronger subscriptions and higher conversion rates. B2B revenue decreased 14.6% compared to the three months ended March 31, 2021, due to reduced shipments to some of the Company’s largest retail customers after the warehouse closure and some supply chain challenges on top selling clinic SKUs. This was partially offset by new retail distribution in grocery, natural, and pet retail, following the passing of Assembly Bill 45 in California.

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

The components of cost of goods sold are as follows:

	Three Months Ended
	March 31,		% (Decrease)
	2022	2021
Cost of goods sold	$7,643	$9,770	(21.8)%
Inventory expensed to cost of goods sold	5,866	7,213	(18.7)%
Inventory provision, net	—	333	(100.0)%
Other production costs	923	1,437	(35.8)%
Depreciation and amortization	854	787	8.5%

Cost of goods sold decreased 21.8% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to lower unit sales volume, lower shipping costs, product mix and a decrease in inventory provisions.

Depreciation and amortization expense for the three months ended March 31, 2022 and March 31, 2021 was $2,078 and $2,668, respectively, of which $854 and $787, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $1,224 and $1,881, respectively, was expensed to Selling, general, and administrative expenses. The decrease in depreciation and amortization is attributable to us writing off all of our intangible assets in December 2021.

Gross Profit

The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC e-commerce and B2B, the mix of products sold, the promotional and sales discount rate, third-party quality costs, transportation costs, and changes in inventory provisions.

Gross profit for the three months ended March 31, 2022 and March 31, 2021 is as follows:

	Three Months Ended
	March 31,		% (Decrease)
	2022	2021
Gross profit	$11,713	$13,637	(14.1)%
Percentage of revenue	60.5%	58.3%

Gross profit decreased 14.1% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease is primarily related to lower net revenue in both the DTC and B2B channels which we discussed above while, partially offset by lower period expenses, improved product mix and a decrease in inventory provisions.

Selling, General, and Administrative Expenses

Total Selling, general, and administrative expenses are as follows:

	Three Months Ended
	March 31,		% (Decrease)
	2022	2021
Selling, general, and administrative expenses	$20,355	$23,786	(14.4)%

Total Selling, general, and administrative expenses for the three months ended March 31, 2022 and March 31, 2021 were $20,355 and $23,786, respectively. The 14.4% decrease was primarily attributable to a decrease in personnel, legal and professional services costs along with lower depreciation and amortization. Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended March 31, 2022 and March 31, 2021 were $1,224 and $1,881, respectively.

Total research and development expenses expensed to Selling, general, and administrative expense for the three months ended March 31, 2022 and March 31, 2021 were $1,170 and $1,308, respectively. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses and of cannabinoids.
Total Change in Fair Value of Financial Instruments and Other

Total change in fair value of financial instruments and other is as follows:

	Three Months Ended
	March 31,		% (Decrease)
	2022	2021
Change in fair value of financial instruments and other	$100	$(2,696)	(103.7)%

Total change in fair value of financial instruments and other for the three months ended March 31, 2022 and March 31, 2021 was $100 and $(2,696), respectively. For the three months ended March 31, 2022, the change in fair value of financial instruments and other was primarily driven by the revaluation of the fair value of the Company's SBH Purchase Option for $100. For the three months ended March 31, 2021, the change in fair value of financial instruments and other was driven by the revaluation of the fair value of the Company's warrant liabilities. The fair value of Company's warrant liabilities is revalued at each reporting date with changes primarily based on changes to the Company's share price input to the Black-Scholes option pricing model. The fair value of the Company's SBH Purchase Option is revalued at each reporting date with changes primarily based on changes in financial projections of Stanley Brothers USA and the probability and timing of exercise.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company had total current liabilities of $17,794 and $20,170, respectively, and cash and cash equivalents of $14,497 and $19,494, respectively, to meet its current obligations. The Company believes it will be cash neutral in 2022.

The Company’s primary sources of liquidity are its Net cash flows, and sales of its securities from time to time. The Company’s ability to fund operating expenses and capital expenditures for the next twelve months and thereafter will depend on its future operating performance which will be affected by general economic conditions, financial, regulatory, FDA, and other factors including factors beyond the Company’s control. From time-to-time, management reviews acquisition opportunities and if suitable opportunities arise, may make selected acquisitions to implement the Company’s business strategy.

Management continually assesses liquidity in terms of the ability to generate sufficient cash flow to fund the business. Net cash flow is affected by the following items: (i) operating activities, including the cash impacts from the statements of operations and comprehensive loss, the level of accounts receivable, accounts payable, accrued liabilities and unearned revenue and deposits; (ii) investing activities, including the purchase of property and equipment; and (iii) financing activities, including debt financing and the issuance of capital shares.

The Company has an asset backed line of credit with J.P. Morgan for $10,000 with an option in certain circumstances to increase the line of credit to $20,000. The current maturity date is March 23, 2023. The line of credit agreement requires compliance by the Company with certain debt covenants. As of March 31, 2022 and December 31, 2021, the Company was not in compliance with certain debt covenants since March 9, 2022 and through May 16, 2022, the line of credit has been on hold. As of March 31, 2022 and May 16, 2022, there are no amounts drawn on the line of credit.

The Company filed the final short-form base shelf prospectus on May 5, 2021 with Canadian regulators, with a term of 25-months, which allows the Company to qualify the distribution by way of prospectus in Canada of up to C$350,000 of common shares, preferred shares, warrants, subscription receipts, units, or any combination thereof. The final short form base prospectus expires on June 6, 2023. The Company filed a prospectus supplement to distribute up to C$60,000 of common shares of the Company (the "Offered Shares") under the at-the-market equity program ("ATM Program"). The Offered Shares may be issued by the Company to the public from time to time, through the agents, at the Company's discretion. The Offered Shares sold under the ATM Program, if any, will be sold at the prevailing market price at the time of sale under the ATM Program. As of January 4, 2022, the ATM Program ceased to be available to the Company. The Company could reestablish this ATM once it becomes eligible for short-form registration on Form S-3, which could be as early as January 2023.

Cash Flows

Cash from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 and March 31, 2021 were as follows:

(in thousands)	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(4,679)	$(8,706)

For the three months ended March 31, 2022, the decrease in cash used in operations is primarily due to an improvement in the net operating loss compared to the same period in the prior year as well as favorable working capital, including lower accounts payable, inventory and prepaid expenses. Additionally, there was a decrease in cash outflows related to cultivation payments for the three months ended March 31, 2022.

Cash from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 and March 31, 2021 were as follows:

(in thousands)	Three Months Ended March 31,
	2022	2021
Net cash used in investing activities	$(271)	$(9,065)

For the three months ended March 31, 2022, the decrease in cash used in investing activities was driven by lower capital expenditures as the build-out of the LOFT was substantially completed in 2020. For the three months ended March 31, 2021 the outflow mainly related to the SBH Purchase Option that was executed for total consideration of $8,000.

Cash from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 and March 31, 2021 were as follows:

(in thousands)	Three Months Ended March 31,
	2022	2021
Net cash used in financing activities	$(47)	$16

For the three months ended March 31, 2022, the change was primarily due to the vesting of restricted stock units. For the three months ended March 31, 2021, the change was primarily due payment of offering costs related to the ATM Program. \

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Related party transactions

	March 31,	December 31,
	2022	2021
Secured promissory notes dated November 13, 2020(1)	$1,037	$1,037
Total due from related party (current portion notes receivable)	$1,037	$1,037

(1)Effective November 2020, the Company entered into a note receivable with certain founders of the Company to negotiate a future binding transaction in good faith. This agreement included a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable is secured by equity instruments with certain founders of the Company, is carried at amortized cost, bears interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. Interest income is recognized based upon the contractual interest rate and unpaid principal balance of the promissory note. As of December 31, 2021, the founders owed the Company $1,037 consisting of principal and interest. The founders requested an extension of the maturity date, as allowed under the terms of the promissory note, resulting in an extension of the maturity date to November 13, 2023. According to the terms of the agreement, no additional interest will accrue through the payment date. The founders' equity instruments securing the promissory note remained in place and interest will continue to accrue on the note. On March 22, 2022, the Company and the founders amended the agreement to increase the equity instruments securing the promissory note and to extend the maturity date to November 13, 2023. As a result of this amendment and the liquid and quantifiable value of the shares pledged, the Company does not believe there is an estimated credit loss on the note receivable as of March 31, 2022. The Company will continue to evaluate the note receivable for changes to credit loss estimates through the extended maturity date.

Prepaid Expenses

On April 16, 2021, pursuant to the amendment to the Name and Likeness Agreement between the Company and Leeland & Sig LLC d/b/a Stanley Brothers Brothers Brand Company was extended for a period of one year, expiring July 31, 2022. In addition, the Company executed a consulting agreement which extended the service arrangements of the seven Stanley brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement, the Company paid $2,081 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the seven Stanley brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants. For the three months ended March 31, 2022 and March 31, 2021, the Company recognized $420 and $0, respectively, of selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss related to this agreement. The remaining $604 and $1,025 is presented in prepaid expenses on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

Financial Instruments

On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA. The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were also employees, are the majority shareholders of Stanley Brothers USA.

The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the statements of operations and comprehensive loss for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. Changes in fair value measurements, if significant, may affect performance of cash flows. For the three months ended March 31, 2022 and March 31, 2021, a $100 gain and $0, respectively, related to the SBH Purchase Option was recognized as a change in fair value of financial instruments and other in the statements of operations and comprehensive loss. As of March 31, 2022 and December 31, 2021, the SBH Purchase Option represents a financial asset of $13,100 and $13,000, respectively, in the condensed consolidated balance sheets.

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

Accounts payable

Aidance is the manufacturer of nearly all Abacus products. The former Chief Executive Officer of Abacus, and a former officer of the Company, also serves on Aidance’s Board of Directors. For the three months ended March 31, 2022 and March 31, 2021, the Company made purchases of $673 and $1,537, respectively, from Aidance. Payment terms on purchases are due 30 days after receipt. As of March 31, 2022 and December 31, 2021, the Company has an liabilities due to Aidance presented in accounts payable in the condensed consolidated balance sheets of $294 and $119 as of March 31, 2022 and December 31, 2021, respectively.

Recently Adopted Accounting Principles

Refer to footnote 2 of the audited consolidated financial statements filed in the Company Form 10K on March 24, 2022 for more information on the recently adopted accounting principles.

Critical Accounting Estimates

Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Please also refer to note 2 of our notes to condensed consolidated financial statements for a discussion on recently adopted and issued accounting pronouncements.

Fair Value Option

The Company has elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. Under ASC 825-10, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The SBH Purchase Option is classified as a financial asset in the condensed consolidated balance sheets and is remeasured at fair value at each reporting date, with changes to fair value recognized in the statements of operations and comprehensive loss for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise asserted by the Company.

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

Impairment of Long-Lived Assets

The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss. There were no impairment losses recognized for the three months ended March 31, 2022 and 2021.

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

The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2018. The Company has recorded an uncertain tax position as of March 31, 2022 and December 31, 2021. The Company’s policy is to recognize interest and penalties on taxes, if any, within operations as income tax expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under this item is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of March 31, 2022, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ending March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended March 31, 2022. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2021 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

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

In addition, COVID-19 poses a risk to all of the Company’s activities, including the potential that a member of management may contract the virus and the Company’s ability to continue to rely on its key personnel throughout the pandemic. The Company is diligently monitoring developments relating to COVID-19 and its impact on the Company’s personnel, and make operational adjustments as necessary. Any of the foregoing risks or actions could disrupt the Company’s operations and have a material adverse effect on the Company’s results from operations and financial condition.

The Company has experienced significant changes in our management team in April 2022. In particular, Lindsey Jensen was appointed as the Chief Financial officer, following the departure of the Company’s former chief financial officer, Wes Booysen. Additionally, Ms. Jensen was subsequently appointed as our Chief Accounting Officer following the resignation of Andrés de Gortari. Executive and other management transitions can be inherently difficult to manage, may cause significant and costly disruption to our business, might lead to additional departures of existing personnel, and could have a material adverse effect on our business, operating results, financial condition and internal controls over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 13, 2022, the Board of Directors of the Company appointed Lindsey Jensen to serve as the Company’s Chief Accounting Officer and principal accounting officer. No contract or arrangement between Ms. Jensen and the Company was executed in connection with her appointment. As previously reported, on April 25, 2022, Ms. Jensen was appointed as the Company’s Chief Financial Officer, and on April 26, 2022, Andrés de Gortari resigned as Chief Accounting Officer and principal accounting officer of the Company.
.

Item 6. Exhibits

Documents filed as part of this report

Exhibit No.	Description	Location
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE'S WEB HOLDINGS, INC.

May 16, 2022	By:	/s/ Lindsey Jensen
(Date)		Lindsey Jensen
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jacques Tortoroli	Chief Executive Officer (Principal Executive Officer)	May 16, 2022
Jacques Tortoroli

/s/ Lindsey Jensen	Chief Financial Officer (Principal Financial and Accounting Officer)	May 16, 2022
Lindsey Jensen