Form 10-Q
period 2022-06-30
Charlotte's Web Holdings, Inc.
filed 2022-08-09
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 145,453,442 shares of common shares as of August 5, 2022.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2022

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022 (unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$14,817	$19,494
Accounts receivable, net	2,455	4,882
Notes receivable - current	495	495
Inventories, net	52,631	52,077
Prepaid expenses and other current assets	4,390	8,095
Income taxes receivable	7,579	10,764
Total current assets	82,367	95,807
Property and equipment, net	32,917	36,085
Operating lease right-of-use assets, net	19,358	20,679
Intangible assets, net	2,337	2,843
Stanley Brothers USA Holdings purchase option	13,100	13,000
Notes receivable - noncurrent	1,037	1,037
Other long-term assets	1,898	2,062
Total assets	$153,014	$171,513
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,122	$5,049
Accrued and other current liabilities	7,304	9,570
Cultivation liabilities – current	2,957	3,448
Lease obligations – current	2,408	2,103
Total current liabilities	17,791	20,170
Cultivation liabilities – noncurrent	—	385
Lease obligations – noncurrent	19,299	20,500
Other long-term liabilities	12	12
Total liabilities	37,102	41,067
Commitments and contingencies (note 6)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized as of June 30, 2022 and December 31, 2021, respectively; 145,278,165 and 144,659,964 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1	1
Proportionate voting shares, nil par value; nil shares authorized as of June 30, 2022 and December 31, 2021, respectively; nil shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	321,021	319,059
Accumulated deficit	(205,110)	(188,614)
Total shareholders’ equity	115,912	130,446
Total liabilities and shareholders’ equity	$153,014	$171,513
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2022	2021	2022	2021

Revenue	$18,877	$24,152	$38,234	$47,559
Cost of goods sold	9,556	8,325	17,199	18,095
Gross profit	9,321	15,827	21,035	29,464

Selling, general and administrative expenses	17,259	25,178	37,614	48,964
Operating loss	(7,938)	(9,351)	(16,579)	(19,500)

Other (expense) income, net	68	105	(17)	210
Change in fair value of financial instruments and other	—	3,319	100	623
Loss before provision for income taxes	(7,870)	(5,927)	(16,496)	(18,667)
Income tax (expense) benefit	—	4	—	(30)
Net loss	$(7,870)	$(5,923)	$(16,496)	$(18,697)
Net loss per common share, basic and diluted	$(0.05)	$(0.04)	$(0.11)	$(0.13)
Weighted-average shares used in computing net loss per share, basic and diluted	145,168,510	139,936,443	145,079,859	139,817,622

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Proportionate Voting Shares	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Shares	Amount
Balance—December 31, 2021	—	144,659,964	$1	$319,059	$(188,614)	$130,446
Common shares issued upon vesting of restricted share units, net of withholding	—	77,193	—	(45)	—	(45)
Harmony Hemp contingent equity compensation	—	169,045	—	165	—	165
ATM program issuance costs	—	239,500	—	(2)	—	(2)
Share-based compensation	—	—	—	1,214	—	1,214
Net loss	—	—	—	—	(8,626)	(8,626)
Balance— March 31, 2022	—	145,145,702	$1	$320,391	$(197,240)	$123,152
Common shares issued upon vesting of restricted share units, net of withholding	—	132,463	—	(13)	—	(13)
Share-based compensation	—	—	—	643	—	643
Net loss	—	—	—	—	(7,870)	(7,870)
Balance—June 30, 2022	—	145,278,165	$1	$321,021	$(205,110)	$115,912

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Proportionate Voting Shares	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Shares	Amount
Balance—December 31, 2020	81,177	107,060,237	$1	$305,133	$(50,892)	$254,242
Exercise of stock options	—	8,261	—	30	—	30
Conversion to common shares	(3,961)	1,584,410	—	—	—	—
Common shares issued upon vesting of restricted share units, net of withholding	—	61,548	—	(112)	—	(112)
Exercise of common stock warrants	—	98,788	—	441	—	441
Share-based compensation	—	—	—	832	—	832
Harmony Hemp contingent equity compensation	—	169,046	—	360	—	360
Net loss	—	—	—	—	(12,774)	(12,774)
Balance—March 31, 2021	77,216	108,982,290	$1	$306,684	$(63,666)	$243,019
Conversion to common shares	(1,327)	530,900	—	—	—	—
Withholding of common stock upon vesting of restricted share awards	—	16,559	—	(26)	—	(26)
Harmony Hemp contingent equity compensation	—	—	—	363	—	363
ATM Offering, net of share issuance costs	—	278,200	—	839	—	839
Share-based compensation	—	—	—	994	—	994
Net loss	—	—	—	—	(5,923)	(5,923)
Balance—June 30, 2021	75,889	109,807,949	$1	$308,854	$(69,589)	$239,266

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30, (unaudited)
	2022	2021

Cash flows from operating activities:
Net loss	$(16,496)	$(18,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,940	5,466
Change in fair value of financial instruments	(100)	(613)
Allowance for credit losses	(2)	515
Inventory provision	1,857	178
Share-based compensation	2,022	2,549
Loss on disposal of assets	150	93
Cultivation settlement reduction	(582)	—
Changes in right-of-use assets	1,236	1,309
Changes in operating assets and liabilities:
Accounts receivable, net	2,430	601
Inventories, net	(2,411)	(315)
Prepaid expenses and other current assets	3,706	589
Operating lease obligations	(896)	(1,288)
Accounts payable, accrued and other liabilities	(2,194)	(1,825)
Income taxes receivable	3,185	540
Cultivation liabilities	(323)	(5,243)
Other operating assets and liabilities, net	194	(26)
Net cash used in operating activities	(4,284)	(16,167)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(333)	(3,268)
Proceeds from sale of assets	—	9
Issuance of notes receivable, net of collections	—	363
Investment in Stanley Brothers USA Holdings purchase option	—	(8,000)
Other investing activities	—	507
Net cash used in investing activities	(333)	(10,389)
Cash flows from financing activities:
Proceeds from sale of public offering, net of issuance costs	—	978
Proceeds from stock option exercises	—	30
Other financing activities	(60)	(159)
Net cash (used) provided in financing activities	(60)	849
Net decrease in cash and cash equivalents	(4,677)	(25,707)
Cash and cash equivalents —beginning of period	19,494	52,803
Cash and cash equivalents —end of period	$14,817	$27,096

Non-cash activities:
Non-cash purchases of property and equipment	$—	$(2,364)
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
The Company grows its proprietary Hemp domestically in the United States on farms leased in northeastern Colorado and sources high quality Hemp through contract farming operations in Kentucky, Oregon and Canada.
In furtherance of the Company’s research and development ("R&D") efforts, the Company established CW Labs, an internal division for R&D, to expand the Company’s efforts around the science of Hemp derived compounds. CW Labs is currently engaged in clinical trials addressing Hemp-based solutions for several need states. CW Labs is located in Louisville, Colorado at the Company’s current good manufacturing practice ("cGMP") production and distribution facility. In November 2019, the Company announced a collaboration between CW Labs and the University at Buffalo’s Center for Integrated Global Biomedical Sciences to advance hemp cannabinoid science through a research program that provides a better understanding of the therapeutic uses and safety of cannabinoids.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2022 and its results of operations for the three and six months ended June 30, 2022 and 2021, cash flows for the six months ended June 30, 2022 and 2021, and stockholders’ equity for the three and six months ended June 30, 2022 and 2021. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual consolidated financial statements. Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022.
Inventories
Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. The Company's inventory production process for cannabinoid products includes the cultivation of botanical raw material. Because of the duration of the cultivation process, a portion of the inventory will not be sold within one year. Consistent with the practice in other industries that cultivate botanical raw materials, all inventory is classified as a current asset.
Revenue Recognition
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer e-commerce website, and distributors, retail and wholesale business-to-business customers. The following table sets forth the disaggregation of the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct-to-consumer	$13,277	$15,683	$26,415	$31,813
Business-to-business	5,600	8,469	11,819	15,746
Total	$18,877	$24,152	$38,234	$47,559
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
3. FAIR VALUE MEASUREMENT
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings Purchase Option	$—	$—	$13,100	$13,100

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings Purchase Option	$—	$—	$13,000	$13,000
There were no transfers between levels of the hierarchy during the three and six month periods ended June 30, 2022 and the year ended December 31, 2021.
Stanley Brothers USA Holdings Purchase Option
The Monte Carlo valuation model considers multiple revenue and Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise. The following additional assumptions are used in the model of the SBH Purchase Option:

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)

	June 30,	December 31,
	2022	2021
Expected volatility	90.0%	92.5%
Expected term (years)	3.2	3.7
Risk-free interest rate	3.0%	1.1%
Weighted average cost of capital	40.0%	40%
Warrant Liabilities
The warrants offered during 2020 (the "2020 Share Offering Warrants") do not meet all of the criteria for equity classification as the warrants are denominated in Canadian dollars, which differs from the Company's functional currency. As a result, the 2020 Share Offering Warrants are initially measured at fair value and are revalued at each reporting period using the Black-Scholes option pricing model based on Level 2 observable inputs. The assumptions used by the Company are the quoted price of the Company’s common shares in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility is based on the actual historical market activity of the Company’s shares. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected life of the warrants. On June 18, 2022, the 2020 Share Offering Warrants expired, totaling 5,750,000 common shares, with a weighted average exercise price per warrant of $6.27.
For the three and six months ended June 30, 2022 and 2021, a $0 and $4,099 and $0 and $1,443, respectively, gain related to the warrant liabilities was recognized as change in fair value of financial instruments and other in the condensed consolidated statements of operations and net loss, respectively.
4. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2022	2021

Harvested hemp and seeds	$38,042	$38,249
Raw materials	12,760	15,189
Finished goods	16,654	13,974
	67,456	67,412
Less: inventory provision	(14,825)	(15,335)
Total inventory	$52,631	$52,077
5. DEBT
Line of Credit
The Company has an asset backed line of credit ("ABL") with J.P. Morgan for $10,000 with an option under certain circumstances to increase the line of credit. Borrowings under the ABL bear interest at a variable rate based on (A) CB Floating Rate defined as Prime Rate plus 1.0% or (B) monthly LIBOR rate plus 2.50%. The current maturity date is March 23, 2023. Borrowings under the ABL are secured by all of the assets of the Company and guaranteed by other subsidiaries of the Company. The line of credit agreement requires compliance by the Company with certain debt covenants. As of June 30, 2022 and December 31, 2021, the Company was not in compliance with the

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
debt covenants and had not drawn on the line of credit. The ABL was voluntarily terminated by the Company on July 27, 2022.
6. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of June 30, 2022 there are no litigation pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
7. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 8 years to 12.67 years, some of which include options to extend the leases for up to 5 years. Generally, the lease agreements do not include options to terminate the lease.
Maturities of operating lease liabilities as of June 30, 2022 are as follows:

Operating Leases
Year Ending December 31:
2022 (6 months remaining)	$1,433
2023	3,411
2024	3,255
2025	2,946
2026	2,222
Thereafter	15,595
Total lease obligation	28,862
Less: Imputed interest	(7,155)
Total lease liabilities	21,707
Less: Current lease liabilities	(2,408)
Total non-current lease liabilities	$19,299

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
8. CULTIVATION LIABILITIES
Future payments due under cultivation contract obligations are as follows:

	Short-term	Long-term	Total
December 31, 2021	$3,448	$385	$3,833
Costs incurred related to 2021 crop	97	—	97
Payments	(420)	—	(420)
Settlement reductions	(582)	—	(582)
Interest	29	—	29
Conversion to short-term borrowings	385	(385)	—
June 30, 2022	$2,957	$—	$2,957
9. SHAREHOLDERS’ EQUITY
As of June 30, 2022 and December 31, 2021, the Company’s share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
On November 3, 2021, all outstanding proportionate voting shares ("PVS") of the Company were converted by way of mandatory conversion in accordance with the Company’s articles and at the discretion of the Company, into common shares. Following this conversion, and as of the close of business on November 3, 2021, 142,335,464 common shares were issued and outstanding, nil PVS were issued and outstanding and nil preferred shares were issued and outstanding. Pursuant to the Company’s Articles, the Company is no longer authorized to issue additional PVS. As of June 30, 2022 and December 31, 2021, the Company had no PVS issued and outstanding.
Common Shares
As of June 30, 2022 and December 31, 2021, the Company was authorized to issue an unlimited number of common shares, which have no par value.
Share Offering Warrants – Liability Classified
The following summarizes the number of warrants outstanding as of June 30, 2022:

	Number of Warrants	Weighted-Average Exercise Price per Warrant
Outstanding as of December 31, 2021	6,983,140	$7.86
Exercised	—	—
Expired	(6,983,140)	$7.86
Outstanding as of June 30, 2022	—	—
As of June 30, 2022, there are no outstanding warrants. On May 8, 2022, warrants issued pursuant to the Abacus acquisition expired, totaling 1,233,140, with a weighted average exercise price per warrant of $15.29. In addition, on

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
June 18, 2022, the 2020 Share Offering Warrants expired, totaling 5,750,000 common shares, with a weighted average exercise price per warrant of $6.27.
10. LOSS PER SHARE
The Company computes loss per share of common shares and PVS under the two-class method required for multiple classes of common shares and participating securities. The rights, including the liquidation and dividend rights, of the two classes of shares are similar except for the 400:1 conversion ratio between the common shares and PVS shares. Accordingly, the loss per share attributable to common shareholders will be the same for common shares and PVS, on either an individual or combined basis. Basic net loss per common share and PVS is computed by dividing the allocated net loss by the weighted-average number of common shares outstanding and weighted average number of PVS outstanding during the period. Diluted loss per common share is computed by dividing the allocated net loss by the weighted-average number of common shares together with the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued, unless anti-dilutive. Diluted loss per PVS is computed by dividing the allocated net loss by the weighted-average number of PVS outstanding during the period.
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(7,870)	$(5,923)	$(16,496)	$(18,697)
Weighted-average number of common shares - basic	145,168,510	109,435,643	145,079,859	108,833,622
Dilutive effect of stock options and awards	—	—	—	—
Weighted-average number of proportionate voting shares - basic	—	76,252	—	77,460
Weighted-average number of common shares - diluted	145,168,510	109,435,643	145,079,859	108,833,622
Weighted-average number of proportionate voting shares - diluted	—	76,252	—	77,460
Loss per common share – basic and diluted	$(0.05)	$(0.04)	$(0.11)	$(0.13)
Loss per proportionate voting share – basic and diluted	$—	$(16.93)	$—	$(53.49)
As of June 30, 2022 and 2021, potentially dilutive securities include stock options, restricted share units, broker warrants, and common share warrants. When the Company recognizes a net loss, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each year are presented in the table below:

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)

	June 30,
	2022	2021
Outstanding options	5,207,959	3,895,512
Outstanding restricted share units	2,508,596	974,813
Outstanding common share warrants	—	9,483,140
Total	7,716,555	14,353,465
11. SHARE-BASED COMPENSATION
Stock options
Stock options vest over a prescribed service period and are approved by the Company's board of directors on an award-by-award basis. Options have a prescribed service period generally lasting up to four years, with certain options having a shorter vesting period or vesting immediately upon issuance. Upon the exercise of any stock options, the Company issues shares to the award holder from the pool of authorized but unissued common shares.
The fair values of options granted during the period were determined using a Black-Scholes model. The following principal inputs were used in the valuation of awards issued for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Expected volatility	83.4%	84.7%
Expected term (years)	6.0	6.0
Risk-free interest rate	3.3%	1.5%
Expected dividend yield	0%	0%
Value of underlying share	$0.31	$3.10
Detail of the number of stock options outstanding for the three months ended June 30, 2022 under the Company's 2015 legacy option plan and the Company's amended 2018 long term incentive plan (collectively, the "Plans") is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	3,343,883	$3.16	7.54	$1,039,229
Granted	3,555,188	1.14
Exercised	—	—
Forfeited (and expired)	(1,691,112)	4.30
Outstanding as of June 30, 2022	5,207,959	$1.42	8.85	$928,368

Exercisable/vested as of June 30, 2022	1,829,404	$1.49	5.83	$409,939

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
The weighted average grant-date fair value of options granted during the six months ended June 30, 2022 was $1.14. The weighted average grant-date fair value of options granted during the six months ended June 30, 2021 was $4.66.
The weighted average share price at the date of exercise of options exercised during the six months ended June 30, 2022 and 2021 was $0 and $4.85, respectively.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the 2018 Plan. The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments over up to four years. Upon vesting, one of the Company’s common shares is issued for each restricted share unit awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the six months ended June 30, 2022 and June 30, 2021 was $625 and $628, respectively.
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,816,851	$2.28
Granted	2,197,676	$0.98
Forfeited	(1,230,658)	$2.10
Vested	(209,656)	$2.98
Shares withheld upon vesting	(65,617)	$2.29
Outstanding as of June 30, 2022	2,508,596	$1.22
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the three and six months ended June 30, 2022 and June 30, 2021 was $643 and $1,357 and $2,022 and $2,549, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2022, $5,219 of total unrecognized share-based compensation expense related to unvested options and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.19 years.
12. INCOME TAXES
The Company’s effective tax rate in the six months ended June 30, 2022 and 2021 was 0% and 0.16%, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the six months end June 30, 2022 and 2021, respectively, primarily due to the valuation allowance. The effective tax rate for the six months of 2022 was lower than the same periods in 2021 primarily due to state income taxes.
13. RELATED PARTY TRANSACTIONS
Aidance Scientific, Inc. (“Aidance”) is the manufacturer of nearly all Abacus Health products. The former Chief Executive Officer of Abacus Products, Inc. ("Abacus"), and a former officer of the Company, also serves on Aidance’s Board of Directors. For the three and six months ended June 30, 2022 and 2021, the Company made

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
purchases of $1,016 and $649 and $1,688 and $2,186, respectively from Aidance. Payment terms on purchases are due 30 days after receipt. As of June 30, 2022, the Company had a liability of $182 due to Aidance presented in accounts payable in the condensed consolidated balance sheets. As of December 31, 2021, the Company had a liability of $119 due to Aidance presented in accounts payable in the condensed consolidated balance sheets.
Effective November 2020, the Company entered into a note receivable with certain founders of the Company ("founders") to negotiate a future binding transaction in good faith. This agreement included a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable is secured by equity instruments with certain founders of the Company, is carried at amortized cost, bears interest at 3.25% per year, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. The founders requested an extension of the maturity date, as allowed under the terms of the promissory note, resulting in an extension of the maturity date to November 13, 2023. According to the terms of the agreement, no additional interest will accrue through the payment date. The founders' equity instruments securing the promissory note remained in place. Interest income is recognized based upon the contractual interest rate and unpaid principal balance of the promissory note. As of June 30, 2022 and December 31, 2021, the founders owed the Company $1,037 consisting of principal and interest. On March 22, 2022, the Company and the founders amended the agreement to increase the equity instruments securing the promissory note and to extend the maturity date to November 13, 2023. As a result of this amendment, the Company does not believe there is an estimated credit loss on the note receivable as of June 30, 2022 and December 31, 2021. The Company will continue to evaluate the note receivable for changes to credit loss estimates through the extended maturity date.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3). The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were employees at the time, are the majority shareholders of Stanley Brothers USA.
On April 16, 2021, pursuant to an amendment to the Name and Likeness and License Agreement between the Company and Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, agreement was extended for a period of one year, originally expiring July 31, 2022 and was subsequently extended to August 31, 2022. In addition, the Company executed a consulting agreement which extended the service arrangements of the seven Stanley brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement, the Company paid $2,081 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the seven Stanley brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants. For the three and six months ended June 30, 2022, the Company recognized $454 and $875, respectively in sales and marketing expenses in the condensed consolidated statements of operations and net loss related to this agreement. For the three and six months ended June 30, 2021, the Company recognized $167 selling, general and administrative expenses in the condensed consolidated statements of operations and net loss related to this agreement. The remaining $150 is presented in prepaid expenses in the condensed consolidated balance sheets.
14. SUBSEQUENT EVENTS
During July 2022, the Company received approximately $7,600 from the Internal Revenue Service ("IRS") which was the remaining amount of the income taxes receivable.
On July 27, 2022, the Company entered into a payoff letter with J.P. Morgan to voluntarily terminate all commitments and obligations under the ABL. In connection with the execution of the payoff letter, the Company paid J.P. Morgan approximately $20 in fees and expenses. There were no outstanding borrowings under the ABL at the time of termination.
On July 28, 2022, pursuant to an amendment to the agreement, the name and likeness and license agreement between the Company and Leeland & Sig LLC d/b/a Stanley Brothers Brand Company was extended for a period of one month, expiring August 31, 2022.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
On August 2, 2022, the Company entered into an amendment to the offer of employment, dated December 16, 2021, with Jacques Tortoroli, President and Chief Executive Officer of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that are, or may be considered to be, “forward-looking statements.” Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of Charlotte’s Web Holdings, Inc., (“Charlotte’s Web”, the “Company” or “we”), the industry or its prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that the Company makes with the SEC or press releases or oral statements made by or with the approval of one of the Company’s authorized executive officers. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. (All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Quarterly Report on Form 10-Q.)
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
Management's Discussion & Analysis of Charlotte's Web Holdings, Inc.
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
BUSINESS OVERVIEW
Charlotte’s Web Holdings, Inc., a Certified B Corp headquartered in Denver, Colorado, is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte’s Web™, CBD Medic™, CBD Clinic™, and Harmony Hemp™. Charlotte’s Web branded premium quality products start with proprietary hemp genetics that are 100% North American farm grown and manufactured into hemp extracts containing naturally occurring phytocannabinoids including CBD, cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other beneficial hemp compounds. The Company moved into its new cGMPfacility in Louisville, Colorado during the second quarter of 2020 at which the Company conducts its production, distribution, and quality control activities, and has expanded its R&D. Charlotte’s Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies (sleep, stress, immunity, exercise recovery), capsules, CBD topical creams and lotions, as well as products for pets. Charlotte’s Web products are distributed to retailers and health care practitioners, and online through the Company’s website at www.CharlottesWeb.com. The information provided on the Charlotte’s Web website is not part of this MD&A.
The business of the Company consists of the farming, manufacturing, sales, and marketing of products of hemp-derived CBD wellness products. As of June 30, 2022, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, as its executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.
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
The Company does not currently produce or sell medicinal or recreational marijuana or products derived from high-THC Cannabis plants. On March 2, 2021, Charlotte’s Web executed the SBH Purchase Option pursuant to which the Company has the option to acquire Stanley Brothers USA, a Cannabis wellness incubator. Until the SBH Purchase Option is exercised, both Charlotte’s Web and Stanley Brothers USA will continue to operate as standalone entities in the US. Outside the US, the companies are able to explore opportunities where Cannabis is federally permissible. At this time, however, the Company does not have any plans to expand into high-THC products in the near future.
The Company holds the number one share position across major retail channels including food/drug/mass retail, natural grocery & vitamin retailers, and e-commerce, based on market share data from leading third-party analysts such as The Nielsen Company (total xAOC), SPINS (SPINS Total US), and Brightfield Group, respectively.
The Company grows its proprietary Hemp domestically in the United States on farms leased in northeastern Colorado and sources high quality Hemp through contract farming operations in Kentucky, Oregon and Canada.
The Company continues to invest in R&D efforts to identify new product opportunities. Management plans to find opportunities for continuous improvement in the supply chain and proactively define the competitive landscape. The Company plans to capitalize on the rapidly emerging botanical wellness products industry by driving customer acquisition and retention, as well as accelerating national and international retail expansion. In addition, the Company may consider expanding its product line beyond Hemp-based products should the science and the Company’s founding principles support such expansion.
In furtherance of the Company’s research and development ("R&D") efforts, the Company established CW Labs, an internal division for R&D, to expand the Company’s efforts around the science of Hemp derived compounds. CW Labs is currently engaged in clinical trials addressing Hemp-based solutions for several need states. CW Labs is located in Louisville, Colorado at the Company’s cGMP production and distribution facility. In November 2019, the Company announced a collaboration between CW Labs and the University at Buffalo’s Center for Integrated Global Biomedical Sciences to advance hemp cannabinoid science through a research program that provides a better understanding of the therapeutic uses and safety of cannabinoids.
The Company has decided to move out of the downtown Denver office space by the end of August 2022. The Company has engaged a real estate firm to assist with finding a sublessee. Additionally, terminating the lease and other options are being explored as a cost saving measure. These options could potentially result in a loss due to lower rent from a sublease or loss due to early termination.
Selected Financial Information

	As of and for the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$18,877	$24,152	$38,234	$47,559
Cost of goods sold	9,556	8,325	17,199	18,095
Gross profit	9,321	15,827	21,035	29,464
Selling, general, and administrative expenses	17,259	25,178	37,614	48,964
Operating loss	(7,938)	(9,351)	(16,579)	(19,500)
Other income (expense), net	68	105	(17)	210
Change in fair value of financial instruments and other	—	3,319	100	623
Income tax (expense) benefit	—	4	—	(30)
Net loss	$(7,870)	$(5,923)	$(16,496)	$(18,697)
Total assets			$153,014	$285,966
Total liabilities			$37,102	$46,700
For The Three Months Ended June 2022 and 2021
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers.

	Three Months Ended
	June 30,		% (Decrease)
	2022	2021
Total revenue	$18,877	$24,152	(21.8)%
Direct-to-consumer ("DTC") revenue	13,277	15,683	(15.3)%
Business-to-business ("B2B") revenue	5,600	8,469	(33.9)%
Total revenue for the three months ended June 30, 2022 was $18,877, a decrease of 21.8% compared to the three months ended June 30, 2021. DTC e-commerce revenue decreased 15.3% year-over-year. The decrease was attributable to lower traffic at the Company’s online store. The decrease was partially offset by improved product mix from gummies launched in late 2021, as well as stronger subscriptions and higher conversion rates. B2B revenue decreased 33.9% compared to the three months ended June 30, 2021, due to reduced shipments to some of the Company’s largest retail customers and an increase in the specific return reserve during the quarter of $875. This was partially offset by improved product mix from gummies launched in late 2021, new retail distribution in grocery, natural, and pet retail, following the passing of Assembly Bill 45 in California.
Cost of Goods Sold

Cost of goods sold includes the cost of inventory sold, changes in inventory provisions, and other production costs expensed. Other production costs include direct and indirect production costs including direct labor, processing, testing, packaging, quality assurance, security, shipping, depreciation of production equipment, indirect labor, including production management, and other related expenses. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, the mix of product sold, third-party quality costs, transportation, overhead allocations and changes in inventory provisions.
The components of cost of goods sold are as follows:

	Three Months Ended
	June 30,		% (Decrease)
	2022	2021
Cost of goods sold	$9,556	$8,325	14.8%
Inventory expensed to cost of goods sold	6,100	6,904	(11.6)%
Inventory provision, net	1,857	(156)	(1290.4)%
Other production costs	753	674	11.7%
Depreciation and amortization	846	903	(6.3)%
Cost of goods sold increased 14.8% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to higher inventory provisions recorded during the quarter. The increase was partially offset by a decrease in inventory expensed to cost of goods sold as a result of lower sales volume.
Depreciation and amortization expense for the three months ended June 30, 2022 and June 30, 2021 was $1,862 and $2,797, respectively, of which $846 and $903, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $1,016 and $1,894, respectively, was expensed to Selling, general, and administrative expenses. The overall decrease in depreciation and amortization is attributable to the Company's write off of intangible assets in December 2021.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC e-commerce and B2B, the mix of products sold, the promotional and sales discount rate, third-party quality costs, transportation costs, and changes in inventory provisions.
Gross profit for the three months ended June 30, 2022 and June 30, 2021 is as follows:

	Three Months Ended
	June 30,		% (Decrease)
	2022	2021
Gross profit	$9,321	$15,827	(41.1)%
Percentage of revenue	49.4%	65.5%	(16.1)%
Gross profit decreased 41.1% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease is primarily related to an increase in the inventory provision as well as lower revenue in both the DTC and B2B channels. This is partially offset by lower period expenses and improved product mix.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Three Months Ended
	June 30,		% (Decrease)
	2022	2021
Selling, general, and administrative expenses	$17,259	$25,178	(31.5)%
Total Selling, general, and administrative expenses for the three months ended June 30, 2022 and June 30, 2021 were $17,259 and $25,178, respectively. The 31.5% decrease was primarily attributable to a decrease in personnel costs, a decrease in media marketing, along with lower depreciation and amortization. Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended June 30, 2022 and June 30, 2021 were $1,016 and $1,894, respectively.
Total research and development costs expensed to Selling, general, and administrative expense for the three months ended June 30, 2022 and June 30, 2021 were $1,018 and $1,654, respectively. Research and development expenses primarily include personnel costs related to the Company's R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments and Other
Total change in fair value of financial instruments and other is as follows:

	Three Months Ended
	June 30,		% (Decrease)
	2022	2021
Change in fair value of financial instruments and other	$—	$3,319	(100.0)%
Total change in fair value of financial instruments and other for the three months ended June 30, 2022 and June 30, 2021 was $0 and $3,319, respectively. For the three months ended June 30, 2022, there was no change in fair value of financial instruments and other primarily due to the expiration of all remaining warrants and no increase in the revaluation of the fair value of the Company's SBH Purchase Option for $13,100. For the three months ended June 30, 2021, the change in fair value of financial instruments and other was driven by the revaluation of the fair value of the Company's warrant liabilities. The fair value of Company's warrant liabilities was revalued at each reporting date with changes primarily based on changes to the Company's share price input to the Black-Scholes option pricing model. As of June 30, 2022, all outstanding warrants have expired. The fair value of the Company's SBH Purchase Option is revalued at each reporting date with changes primarily based on changes in financial projections of Stanley Brothers USA and the probability and timing of exercise.
For The Six Months Ended June 2022 and 2021
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers.

	Six Months Ended
	June 30,		% (Decrease)
	2022	2021
Total revenue	$38,234	$47,559	(19.6)%
Direct-to-consumer ("DTC") revenue	26,415	31,813	(17.0)%
Business-to-business ("B2B") revenue	11,819	15,746	(24.9)%

Total revenue for the six months ended June 30, 2022 was $38,234, a decrease of 19.6% compared to the six months ended June 30, 2021. DTC e-commerce revenue decreased 17.0% year-over-year. The decrease was attributable to lower traffic at the Company’s online store. For the 6 months ended, the Company saw a slight overall decrease in product mix due to an industry-wide consumer shift to lower-priced CBD products; primarily gummies and topical products, where Charlotte’s Web is the market share leader. The decrease was partially offset by stronger subscriptions and higher conversion rates. B2B revenue decreased 24.9% compared to the six months ended June 30, 2021, due to reduced shipments to some of the Company’s largest retail customers and an increase in the specific return reserve during the quarter of $875. This was partially offset by new retail distribution in grocery, natural, and pet retail, following the passing of Assembly Bill 45 in California.
Cost of Goods Sold
Cost of goods sold includes the cost of inventory sold, changes in inventory provisions, and other production costs expensed. Other production costs include direct and indirect production costs including direct labor, processing, testing, packaging, quality assurance, security, shipping, depreciation of production equipment, indirect labor, including production management, and other related expenses. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, the mix of product sold, third-party quality costs, transportation, overhead allocations and changes in inventory provisions.
The components of cost of goods sold are as follows:

	Six Months Ended
	June 30,		% (Decrease)
	2022	2021
Cost of goods sold	$17,199	$18,095	(5.0)%
Inventory expensed to cost of goods sold	11,966	14,117	(15.2)%
Inventory provision, net	1,857	177	949.2%
Other production costs	1,676	2,111	(20.6)%
Depreciation and amortization	1,700	1,690	0.6%
Cost of goods sold decreased 5.0% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in the inventory provision, lower unit sales volume and lower shipping costs.
Depreciation and amortization expense for the six months ended June 30, 2022 and June 30, 2021 was $3,940 and $5,466, respectively, of which $1,700 and $1,690, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $2,240 and $3,776, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC e-commerce and B2B, the mix of products sold, the promotional and sales discount rate, third-party quality costs, transportation costs, and changes in inventory provisions.
Gross profit for the six months ended June 30, 2022 and June 30, 2021 is as follows:

	Six Months Ended
	June 30,		% (Decrease)
	2022	2021
Gross profit	$21,035	$29,464	(28.6)%
Percentage of revenue	55.0%	62.0%	(7)%
Gross profit decreased 28.6% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease is primarily related to lower revenue in both the DTC and B2B channels which we discussed above, and an increase to inventory provisions. The decrease is partially offset by lower period expenses.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Six Months Ended
	June 30,		% (Decrease)
	2022	2021
Selling, general, and administrative expenses	$37,614	$48,964	(23.2)%
Total selling, general, and administrative expenses for the six months ended June 30, 2022 and June 30, 2021 were $37,614 and $48,964, respectively. The 23.2% decrease was primarily attributable to a decrease in personnel costs, a decrease in media marketing, along with lower depreciation and amortization. Depreciation and amortization expensed to Selling, general, and administrative expenses for the six months ended June 30, 2022 and June 30, 2021 were $2,240 and $3,776, respectively.
Total research and development costs expensed to Selling, general, and administrative expense for the six months ended June 30, 2022 and June 30, 2021 were $2,188 and $2,963, respectively. Research and development expenses primarily include personnel costs related to the Company's R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments and Other
Total change in fair value of financial instruments and other is as follows:

	Six Months Ended
	June 30,		% (Decrease)
	2022	2021
Change in fair value of financial instruments and other	$100	$623	(83.9)%
Total change in fair value of financial instruments and other for the six months ended June 30, 2022 and June 30, 2021 was $100 and $623, respectively. For the six months ended June 30, 2022, the change in fair value of financial instruments and other was primarily driven by the revaluation of the fair value of the Company's SBH Purchase Option for $100. For the six months ended June 30, 2021, the change in fair value of financial instruments and other was driven by the revaluation of the fair value of the Company's warrant liabilities. The fair value of Company's warrant liabilities was revalued at each reporting date with changes primarily based on changes to the Company's share price input to the Black-Scholes option pricing model. As of June 30, 2022, all outstanding warrants have expired. The fair value of the Company's SBH Purchase Option is revalued at each reporting date with changes primarily based on changes in financial projections of Stanley Brothers USA and the probability and timing of exercise.

Liquidity and Capital Resources
As of June 30, 2022 and December 31, 2021, the Company had total current liabilities of $17,791 and $20,170, respectively, and cash and cash equivalents of $14,817 and $19,494, respectively, to meet its current obligations. The Company believes it will be cash neutral in the second half of 2022.
The Company’s primary sources of liquidity are its net cash on hand from operations and sales of its securities from time to time. The Company is currently in discussions with several parties related to potential new credit facilities. The Company’s ability to fund operating expenses and capital expenditures for the next twelve months and thereafter will depend on its future operating performance which will be affected by general economic conditions, financial, regulatory, FDA, and other factors including factors beyond the Company’s control. From time-to-time, management reviews acquisition opportunities and if suitable opportunities arise, may make selected acquisitions to implement the Company’s business strategy.
Management continually assesses liquidity in terms of the ability to generate sufficient cash flow to fund the business. Net cash flow is affected by the following items: (i) operating activities, including the cash impacts from the statements of operations and net loss, the level of accounts receivable, accounts payable, accrued liabilities and unearned revenue and deposits; (ii) investing activities, including the purchase of property and equipment; and (iii) financing activities, including debt financing and the issuance of capital shares.
The Company filed the final short-form base shelf prospectus on May 5, 2021 with Canadian regulators, with a term of 25-months, which allowed the Company to qualify the distribution by way of prospectus in Canada of up to C$350,000 of common shares, preferred shares, warrants, subscription receipts, units, or any combination thereof. The final short form base prospectus expires on June 6, 2023. The Company filed a prospectus supplement to distribute up to C$60,000 of common shares of the Company (the "Offered Shares") under the at-the-market equity program ("ATM Program"). As of January 4, 2022, the ATM Program ceased to be available to the Company. The Company could reestablish this ATM once it becomes eligible for short-form registration on Form S-3, which could be as early as January 2023.
The Company expects to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations. The Company regularly consider fundraising opportunities and may decide, from time to time, to raise capital through borrowings or issuances of additional equity and/or debt securities. The Company's ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, including restrictions on the industry. The Company's ability to raise funds through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. The Company's ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for companies in the cannabis industry and market perceptions about us.
Cash Flows
Cash from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 and June 30, 2021 were as follows:

(in thousands)	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(4,284)	$(16,167)
For the six months ended June 30, 2022, the decrease in cash used in operations is primarily due to an improvement in the net operating loss compared to the same period in the prior year as well as favorable working capital, including lower accounts receivables, prepaid expenses, cultivation payments, and the collection of $3,186 from income tax refunds.
Cash from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 and June 30, 2021 were as follows:

(in thousands)	Six Months Ended June 30,
	2022	2021
Net cash used in investing activities	$(333)	$(10,389)
For the six months ended June 30, 2022, the decrease in cash used in investing activities was driven by lower capital expenditures. For the six months ended June 30, 2021 the outflow mainly related to the SBH Purchase Option executed for total consideration of $8,000.
Cash from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 and June 30, 2021 were as follows:

(in thousands)	Six Months Ended June 30,
	2022	2021
Net cash used in financing activities	$(60)	$849
For the six months ended June 30, 2022, the change was primarily due to cash payment of taxes on the vesting of shares which are paid for by netting shares when the restricted stock units vest. For the six months ended June 30, 2021, the change was primarily due to payment of offering costs related to the ATM Program. The Company had an asset backed line of credit with J.P. Morgan for $10,000 with an option in certain circumstances to increase the line of credit. On July 27, 2022, the Company voluntarily terminated the ABL.
Off-Balance Sheet Arrangements
As of June 30, 2022 and December 31, 2021, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Related party transactions

	June 30,	December 31,
	2022	2021
Secured promissory notes dated November 13, 2020(1)	$1,037	$1,037
Total due from related party	$1,037	$1,037
(1)Effective November 2020, the Company entered into a note receivable with certain founders of the Company to negotiate a future binding transaction in good faith. This agreement included a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable is secured by equity instruments with certain founders of the Company, is carried at amortized cost, bears interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. Interest income is recognized based upon the contractual interest rate and unpaid principal balance of the promissory note. As of December 31, 2021, the founders owed the Company $1,037 consisting of principal and interest. The founders requested an extension of the maturity date, as allowed under the terms of the promissory note, resulting in an extension of the maturity date to November 13, 2023. According to the terms of the agreement, no additional interest will accrue through the payment date. The founders' equity instruments securing the promissory note remained in place and interest will continue to accrue on the note. On March 22, 2022, the Company and the founders amended the agreement to increase the equity instruments securing the promissory note and to extend the maturity date to November 13, 2023. As a result of this amendment and the liquid and quantifiable value of the shares pledged, the Company does not believe there is an estimated credit loss on the note receivable as of June 30, 2022. The Company will continue to evaluate the note receivable for changes to credit loss estimates through the extended maturity date.
Prepaid Expenses
On April 16, 2021, pursuant to the amendment to the Name and Likeness Agreement between the Company and Leeland & Sig LLC d/b/a Stanley Brothers Brand Company was extended for a period of one year, originally expiring July 31, 2022 and subsequently extended through August 31, 2022. In addition, the Company executed a consulting agreement which extended the service arrangements of the seven Stanley brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement, the Company paid $2,081 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the seven Stanley brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants. The Company is currently in discussions with Leeland & Sig LLC for a long-term extension of the Name and Likeness Agreement. For the three and six months ended June 30, 2022 and June 30, 2021, the Company recognized $454 and $167 and $875 and $167, respectively, of selling, general, and administrative expenses in the condensed consolidated statements of operations and net loss related to this agreement. The remaining $150 and $1,025 is presented in prepaid expenses on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
Financial Instruments
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA. The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were also employees, are the majority shareholders of Stanley Brothers USA.
The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the statements of operations and net loss for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. Changes in fair value measurements, if significant, may affect performance of cash flows. For the three and six months ended June 30, 2022 and June 30, 2021, a $0 and $830 loss and $100 gain and $830 loss, respectively, related to the SBH Purchase Option was recognized as a change in fair value of financial instruments and other in the statements of operations and net loss. As of June 30, 2022 and December 31, 2021, the SBH Purchase Option represents a financial asset of $13,100 and $13,000, respectively, in the condensed consolidated balance sheets.
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
Accounts payable
Aidance is the manufacturer of nearly all Abacus products. The former Chief Executive Officer of Abacus, and a former officer of the Company, also serves on Aidance’s Board of Directors. For the three and six months ended June 30, 2022 and June 30, 2021, the Company made purchases of $1,016 and $649 and $1,688 and $2,186, respectively, from Aidance. Payment terms on purchases are due 30 days after receipt. As of June 30, 2022 and December 31, 2021, the Company has liabilities due to Aidance presented in accounts payable in the condensed consolidated balance sheets of $0 and $119 as of June 30, 2022 and December 31, 2021, respectively.

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
Fair Value Option
The Company has elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. Under ASC 825-10, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The SBH Purchase Option is classified as a financial asset in the condensed consolidated balance sheets and is remeasured at fair value at each reporting date, with changes to fair value recognized in the statements of operations and net loss for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise asserted by the Company.
Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. Cost includes all expenses for direct raw materials inputs, as well as costs directly attributable to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Cost is determined by use of the weighted average method. To determine if a provision for inventories is required, the Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence. The Company’s inventories of harvested Hemp are recorded at cost to grow and harvest. Raw materials costs as well as production costs are included in the carrying value of the Company’s finished goods inventory. Our inventory production process for our cannabinoid products includes the cultivation of botanical raw material. Because of the duration of the cultivation process, a portion of our inventory will not be sold within one year. Consistent with the practice in other industries that cultivate botanical raw materials, all inventory is classified as a current asset.
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss. There were no impairment losses recognized for the three and six months ended June 30, 2022 and 2021.
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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2018. The Company has recorded an uncertain tax position as of June 30, 2022 and December 31, 2021. The Company’s policy is to recognize interest and penalties on taxes, if any, within operations as income tax expense.
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
The Company recognizes revenue from customers when control of the goods or services are transferred to the customer, generally when products are shipped, at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. Freight revenue is included in revenue on the consolidated statements of operations and comprehensive loss, and is generally exempt from state sales taxes. Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statements of operations and comprehensive loss. Contracts are written to include standard discounts and allowances. Contracts are not written to include advertising allowances, tiered discounts or any other performance obligation. Since the Company’s contracts involve the delivery of various tangible products, the arrangements are considered to contain only a single performance obligation, as such there is no allocation of the transaction price. The Company also offers e-commerce discounts and promotions through its online rewards program. The Charlotte’s Web Loyalty Program offers customers rewards points for every dollar spent through the Company website to earn store credit for future purchases. The Company defers recognition of revenue for unredeemed awards until the following occurs: (1) rewards are redeemed by the consumer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns.
Any product that doesn’t meet the customer’s expectations can be returned within the first 30 days of delivery in exchange for another product or for a full refund. Any product sold through a distributor or retailer must be returned to the original purchase location for any return or exchange. The Company accounts for customer returns utilizing the “expected value method.” Expected amounts are excluded from revenue and recorded as a “refund liability” that represents the Company’s obligation to return the customer’s consideration. Estimates are based on actual historical and current specific data.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information under this item is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of June 30, 2022, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ending June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended June 30, 2022. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2021 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
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
The Company has experienced significant changes in our management team in 2022. In particular, Lindsey Jensen was appointed as the Chief Financial Officer and Chief Accounting Officer, following the departure of the Company’s former Chief Financial Officer, Wessel Booysen, and former Chief Accounting Officer, Andres De Gortari. Additionally, Gregory Gould was subsequently appointed as our Chief Financial Officer and Chief Accounting Officer following the resignation of Ms. Jensen. Executive and other management transitions can be inherently difficult to manage, may cause significant and costly disruption to our business, might lead to additional departures of existing personnel, and could have a material adverse effect on our business, operating results, financial condition and internal controls over financial reporting.
Recent macroeconomic trends, including inflation, a recession or slowed economic growth, may adversely affect our business, financial condition and results of operations.
During the six months ended June 30, 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level for the near-term. Rising inflation could have an adverse impact on expenses, as these costs could increase at a higher rate than revenues. Our costs are subject to fluctuations, particularly due to changes in the prices of raw product and packaging materials and the costs of labor, transportation and energy. Inflation pressures could also result in increases in these input costs. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our results of operations or cash flows. In addition, unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth, could negatively affect consumer demand for cannabis products, which consequently, may negatively affect the results of operations. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of cannabis products, negatively impacting our net sales and margins. Softer consumer demand for cannabis products could reduce our profitability and could negatively affect our overall financial performance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 8, 2022, Tim Saunders, director and the Chair of the Audit Committee of the Company’s board of directors, notified the Company and the board of directors of his retirement from his roles as a director of the Company effective as of August 10, 2022. Mr. Saunders’ decision to retire from the board of directors does not relate to any disagreement with the Company, its management or the board of directors on any matter relating to the Company’s operations, policies or practices, including with respect to the Company’s accounting principles, practices or financial statement disclosures.
On August 8, 2022, the board of directors accepted the resignation and retirement of Mr. Saunders and appointed Thomas Lardieri as the successor to Mr. Saunders effective immediately following Mr. Saunders’ departure from the board of directors, until Mr. Lardieri’s successor shall have been duly elected and qualified or until his earlier resignation or removal. Mr. Lardieri’s term will expire concurrently with the 2023 annual general meeting of the shareholders. Mr. Lardieri will assume the position of Chairman of the Audit Committee and will also serve as a member of the Corporate Governance and Nominating Committee. There are no arrangements or understandings between Mr. Lardieri and any other person pursuant to which Mr. Lardiere was appointed to the board of directors, and Mr. Lardieri is not a party to any transaction with the Company reportable under Item 404(a) of Regulation S-K under the Securities Act of 1933.

Mr. Lardieri is a global finance executive with extensive experience interacting with boards and audit committees. Since September of 2020, Mr. Lardieri has served on the Advisory Board and as the Chief Operating Officer of Blue Onyx Companies, a real estate development company. Mr. Lardieri served as Senior Vice President of Finance at ViacomCBS Inc. from December 2019 to February 2020, where he worked with the Chief Transformation Officer to integrate the Viacom and CBS finance organizations following the merger of the companies. Mr. Lardieri served as Viacom’s Senior Vice President, Global Financial Operations from 2014 until 2019. Mr. Lardieri joined Viacom Inc. as VP & Controller of MTV Networks and had, among other responsibilities, a leadership role in the successful implementation of its Global Enterprise Reporting Systems. Before joining Viacom in 2011, Mr. Lardieri served as SVP & Controller at PepsiCo. Inc.’s Pepsi-Cola Beverages division from 2010 to 2011. Prior to the Beverages division, from 2007 to 2010, Mr. Lardieri served as Senior Vice President and Chief Accounting Officer of the Pepsi Bottling Group, a publicly-traded company and the world's largest bottler of Pepsi-Cola beverages. Prior to that role, Mr. Lardieri was Vice President, Chief Risk Officer, and Chief Audit Executive at PepsiCo Inc. from 2001 to 2007. Mr. Lardieri began his career at PepsiCo Inc. in the position of Senior Accountant in 1988. Before joining PepsiCo Inc., Mr. Lardieri held positions at Arthur Young and Grant Thornton. Mr. Lardieri holds a Bachelor of Business Administration (CPA program) degree from Pace University New York.
Item 6. Exhibits

Documents filed as part of this report

Exhibit No.	Description	Location
10.1†∔	Employment Agreement, dated June 19, 2022, by and between Charlotte’s Web Holding, Inc. and Gregory A. Gould.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on June 21, 2022.
10.2†∔	Offer Letter from Charlotte’s Web Holdings, Inc. to Jared Stanley, dated June 1 2022 (and accepted as of June 2, 2022).	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on June 6, 2022.
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE'S WEB HOLDINGS, INC.

August 9, 2022	By:	/s/ Gregory A. Gould
(Date)		Gregory A. Gould
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jacques Tortoroli	Chief Executive Officer (Principal Executive Officer)	August 9, 2022
Jacques Tortoroli

/s/ Gregory A. Gould	Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2022
Gregory A. Gould