Form 10-Q
period 2022-09-30
Charlotte's Web Holdings, Inc.
filed 2022-11-14
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 000-56364

Charlotte's Web Holdings, Inc.
(Exact name of registrant as specified in its charter)

British Columbia	98-1508633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 Tech Court
Louisville, CO 80027
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 151,628,652 shares of common shares as of November 11, 2022.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2022

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022 (unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$16,513	$19,494
Accounts receivable, net	2,044	4,882
Notes receivable - current	495	495
Inventories, net	50,599	52,077
Prepaid expenses and other current assets	4,530	8,095
Income taxes receivable	—	10,764
Total current assets	74,181	95,807
Property and equipment, net	31,087	36,085
Operating lease right-of-use assets, net	17,079	20,679
Intangible assets, net	2,018	2,843
Stanley Brothers USA Holdings purchase option	9,100	13,000
Notes receivable - noncurrent	1,037	1,037
Other long-term assets	6,016	2,062
Total assets	$140,518	$171,513
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,584	$5,049
Accrued and other current liabilities	7,435	9,570
Cultivation liabilities – current	812	3,448
Lease obligations – current	2,316	2,103
Total current liabilities	13,147	20,170
Cultivation liabilities – noncurrent	—	385
Lease obligations – noncurrent	18,507	20,500
Other long-term liabilities	2	12
Total liabilities	31,656	41,067
Commitments and contingencies (note 6)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized as of September 30, 2022 and December 31, 2021, respectively; 145,509,372 and 144,659,964 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1	1
Proportionate voting shares, nil par value; nil shares authorized as of September 30, 2022 and December 31, 2021, respectively; nil shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	321,559	319,059
Accumulated deficit	(212,698)	(188,614)
Total shareholders’ equity	108,862	130,446
Total liabilities and shareholders’ equity	$140,518	$171,513
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2022	2021	2022	2021
Revenue	$17,037	$23,704	$55,271	$71,263
Cost of goods sold	8,092	8,789	25,291	26,884
Gross profit	8,945	14,915	29,980	44,379

Selling, general and administrative expenses	11,032	24,299	48,646	73,263
Asset impairment	1,822	—	1,822	—
Operating loss	(3,909)	(9,384)	(20,488)	(28,884)

Other income, net	321	110	304	320
Change in fair value of financial instruments and other	(4,000)	8,459	(3,900)	9,082
Loss before provision for income taxes	(7,588)	(815)	(24,084)	(19,482)

Income tax benefit	—	38	—	8
Net loss	$(7,588)	$(777)	$(24,084)	$(19,474)

Net loss per common share, basic and diluted	$(0.05)	$(0.01)	$(0.17)	$(0.14)
Weighted-average shares used in computing net loss per share, basic and diluted	145,334,992	140,521,244	145,203,515	140,054,738

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Proportionate Voting Shares	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Shares	Amount
Balance—December 31, 2021	—	144,659,964	$1	$319,059	$(188,614)	$130,446
Common shares issued upon vesting of restricted share units, net of withholding	—	77,193	—	(45)	—	(45)
Harmony Hemp contingent equity compensation	—	169,045	—	165	—	165
ATM program issuance costs	—	239,500	—	(2)	—	(2)
Share-based compensation	—	—	—	1,214	—	1,214
Net loss	—	—	—	—	(8,626)	(8,626)
Balance— March 31, 2022	—	145,145,702	$1	$320,391	$(197,240)	$123,152
Common shares issued upon vesting of restricted share units, net of withholding	—	132,463	—	(13)	—	(13)
Share-based compensation	—	—	—	643	—	643
Net loss	—	—	—	—	(7,870)	(7,870)
Balance—June 30, 2022	—	145,278,165	$1	$321,021	$(205,110)	$115,912
Common shares issued upon vesting of restricted share units, net of withholding	—	231,207	—	(67)	—	(67)
ATM program issuance costs	—	—	—	(59)	—	(59)
Share-based compensation	—	—	—	664	—	664
Net loss	—	—	—	—	(7,588)	(7,588)
Balance—September 30, 2022	—	145,509,372	$1	$321,559	$(212,698)	$108,862

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Proportionate Voting Shares	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Shares	Amount
Balance—December 31, 2020	81,177	107,060,237	$1	$305,133	$(50,892)	$254,242
Exercise of stock options	—	8,261	—	30	—	30
Conversion to common shares	(3,961)	1,584,410	—	—	—	—
Common shares issued upon vesting of restricted share units, net of withholding	—	61,548	—	(112)	—	(112)
Exercise of common stock warrants	—	98,788	—	441	—	441
Share-based compensation	—	—	—	832	—	832
Harmony Hemp contingent equity compensation	—	169,046	—	360	—	360
Net loss	—	—	—	—	(12,774)	(12,774)
Balance—March 31, 2021	77,216	108,982,290	$1	$306,684	$(63,666)	$243,019
Conversion to common shares	(1,327)	530,900	—	—	—	—
Withholding of common stock upon vesting of restricted share awards	—	16,559	—	(26)	—	(26)
Harmony Hemp contingent equity compensation	—	—	—	363	—	363
ATM Offering, net of share issuance costs	—	278,200	—	839	—	839
Share-based compensation	—	—	—	994	—	994
Net loss	—	—	—	—	(5,923)	(5,923)
Balance—June 30, 2021	75,889	109,807,949	$1	$308,854	$(69,589)	$239,266
Conversion to common shares	(38,675)	15,469,990	—	—	—	—
Withholding of common stock upon vesting of restricted share awards	—	103,074	—	(5)	—	(5)
Harmony Hemp contingent equity compensation	—	169,045	—	196	—	196
ATM Offering, net of share issuance costs	—	740,000	—	1,918	—	1,918
Share-based compensation	—	—	—	1,383	—	1,383
Net loss	—	—	—	—	(777)	(777)
Balance—September 30, 2021	37,214	126,290,058	$1	$312,346	$(70,366)	$241,981
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, (unaudited)
	2022	2021
Cash flows from operating activities:
Net loss	$(24,084)	$(19,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,762	8,228
Asset impairment	1,822	—
Change in fair value of financial instruments	3,900	(9,082)
Allowance for credit losses	(89)	590
Inventory provision	1,857	178
Share-based compensation	2,686	4,128
(Gain)/Loss on disposal of assets	(97)	267
Cultivation settlement reduction	(582)	—
Changes in right-of-use assets	1,877	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,928	(226)
Inventories, net	112	(876)
Prepaid expenses and other current assets	3,086	112
Operating lease obligations	(1,665)	(81)
Accounts payable, accrued and other liabilities	(4,238)	(439)
Income taxes receivable	10,764	523
Cultivation liabilities	(2,471)	(7,166)
Other operating assets and liabilities, net	(4,167)	(6)
Net cash used in operating activities	(2,599)	(23,324)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(411)	(4,088)
Proceeds from sale of assets	354	9
Issuance of notes receivable, net of collections	—	468
Investment in Stanley Brothers USA Holdings purchase option	—	(8,000)
Other investing activities	—	521
Net cash used in investing activities	(57)	(11,090)
Cash flows from financing activities:
Proceeds from sale of public offering, net of issuance costs	(61)	2,896
Proceeds from stock option exercises	—	30
Other financing activities	(264)	(246)
Net cash (used) provided in financing activities	(325)	2,680
Net decrease in cash and cash equivalents	(2,981)	(31,734)
Cash and cash equivalents —beginning of period	19,494	52,803
Cash and cash equivalents —end of period	$16,513	$21,069
Non-cash activities:
Non-cash purchases of property and equipment	$—	$(2,490)
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of the Business
Charlotte’s Web Holdings, Inc. together with its subsidiaries (collectively "Charlotte's Web" or the “Company”) is a publicly traded company incorporated pursuant to the laws of the Province of British Columbia and a Certified B Corp. The Company’s common shares are publicly listed on the Toronto Stock Exchange (“TSX”) under the symbol “CWEB” and quoted on the OTCQX under the symbol "CWBHF." The Company’s corporate headquarters is located in Louisville, Colorado in the United States of America. The majority of the Company's business is conducted in the United States of America.
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
The Company’s current product categories include human ingestible products: tinctures (liquid product), capsules, gummies, sprays, topicals, and pet products. The Company’s products are distributed through its e-commerce website, third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar specialty retailers.
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
The Company grows its proprietary Hemp domestically in the United States on farms leased in northeastern Colorado. Additionally, Hemp is sourced through contract farming operations in Kentucky, Oregon, and Canada. The Hemp grown in Canada is utilized exclusively in the Canadian market and not in products sold in the United States.
In furtherance of the Company’s research and development ("R&D") efforts, the Company established CW Labs, an internal division for R&D, to expand the Company’s efforts around the science of Hemp derived compounds. CW Labs is currently engaged in clinical trials addressing safe Hemp-based health solutions. CW Labs is located in Louisville, Colorado at the Company’s current good manufacturing practice ("cGMP") production and distribution facility. In November 2019, the Company announced a collaboration between CW Labs and the University at Buffalo’s Center for Integrated Global Biomedical Sciences to advance hemp cannabinoid science through a research program that provides a better understanding of the therapeutic uses and safety of cannabinoids.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2022 and its results of operations for the three and nine months ended September 30, 2022 and 2021, cash flows for the nine months ended September 30, 2022 and 2021, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual consolidated financial statements. Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022.
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
Revenue Recognition
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer e-commerce website, and distributors, retail and wholesale business-to-business customers. The following table sets forth the disaggregation of the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct-to-consumer	$11,759	$15,175	$38,174	$46,988
Business-to-business	5,278	8,529	17,097	24,275
Total	$17,037	$23,704	$55,271	$71,263
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which addresses that Current GAAP has no specific authoritative guidance on the accounting for, or the disclosure of, government assistance received by business entities. The pronouncement and subsequent amendments require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: 1) Information about the nature of the transactions and the related accounting policy used to account for the transactions; 2) The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, 3) Significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company evaluated the impact of the pronouncement, see further discussion within the Notes to Condensed Consolidated Financial Statements section "Income and Other Taxes".
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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation 8 models for convertible debt instruments and convertible preferred stock with (1) cash conversion features, and (2) beneficial conversion features. In addition, ASU 2020-06 enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for emerging growth companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company will evaluate the impact of the pronouncement and determined if there is any impact to the condensed consolidated financial statements if preferred shares are issued in future periods.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
3. FAIR VALUE MEASUREMENT
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Purchase Option	$—	$—	$9,100	$9,100

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Purchase Option	$—	$—	$13,000	$13,000
There were no transfers between levels of the hierarchy during the three and nine month periods ended September 30, 2022 and the year ended December 31, 2021.
Stanley Brothers USA Purchase Option
In 2021, the Company entered into an option purchase agreement with Stanley Brothers USA. The SBH Purchase Option was purchased for total consideration of $8,000 and has a five year term (extendable for an additional two years upon payment of additional consideration). The SBH Purchase Option provides the Company the option to acquire all or substantially all the shares of Stanley Brothers USA on the earlier of February 26, 2025 and federal legalization of cannabis in the United States, or such earlier time as Stanley Brothers USA and the Company agree, at a purchase price to be determined at the time of exercise of the SBH Purchase Option. Upon exercise of the SBH Purchase Option, the purchase price will be determined based on application of predetermined multiples of Stanley Brothers USA revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) measures. The Company is not obligated to exercise the SBH Purchase Option. As part of the SBH Purchase Option agreement, Stanley Brothers USA issued the Company a warrant exercisable to purchase 10% of the outstanding Stanley Brothers USA shares and convertible securities that are considered in-the-money, subject to certain conditions and exclusions. The warrant is exercisable at the Company's election for a nominal exercise price in the event the Company elects not to acquire all or substantially all shares of Stanley Brothers USA and expires 60 days after the expiration of the option.
The Company has elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. Under ASC 825-10, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. Changes in fair value measurements, if significant, may affect performance of cash flows. For the three and nine months ended September 30, 2022, a $4,000 and $3,900 loss, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments and other in the statements of operations. For the three and nine months ended September 30, 2021, a $5,730 and $4,900 gain, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments and other in the statements of operations. As of September 30, 2022 and December 31, 2021, the SBH

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
Purchase Option represents a financial asset of $9,100 and $13,000, respectively, in the condensed consolidated balance sheets.
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

	September 30,	December 31,
	2022	2021
Expected volatility	87.5%	92.5%
Expected term (years)	2.9	3.7
Risk-free interest rate	4.2%	1.1%
Weighted average cost of capital	45.0%	40%
Warrant Liabilities
The warrants offered during 2020 (the "2020 Share Offering Warrants") did not meet all of the criteria for equity classification as the warrants were denominated in Canadian dollars, which differs from the Company's functional currency. As a result, the 2020 Share Offering Warrants were initially measured at fair value and were revalued at each reporting period using the Black-Scholes option pricing model based on Level 2 observable inputs. The assumptions used by the Company were the quoted price of the Company’s common shares in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility was based on the actual historical market activity of the Company’s shares. The expected life was based on the remaining contractual term of the warrants and the risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected life of the warrants. On June 18, 2022, the 2020 Share Offering Warrants expired, totaling 5,750,000 common shares, with a weighted average exercise price per warrant of $6.27.
For the three months ended September 30, 2022 no gain or loss was recognized, and for the three months ended September 30, 2021, a $2,638 gain related to the warrant liabilities was recognized as change in fair value of financial instruments and other in the condensed consolidated statements of operations and net loss. For the nine months ended September 30, 2022 no gain or loss was recognized, and for the nine months ended September30, 2021, a $4,081 gain related to the warrant liabilities was recognized as change in fair value of financial instruments and other in the condensed consolidated statements of operations and net loss.
4. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2022	2021
Harvested hemp and seeds	$37,444	$38,249
Raw materials	12,617	15,189
Finished goods	14,865	13,974
	64,926	67,412
Less: inventory provision	(14,327)	(15,335)
Total inventory	$50,599	$52,077

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
5. DEBT
Line of Credit
The Company terminated the asset backed line of credit ("ABL") for $10,000 with J.P. Morgan on July 27, 2022. Borrowings under the ABL bore interest at a variable rate based on (A) CB Floating Rate defined as Prime Rate plus 1.0% or (B) monthly LIBOR rate plus 2.50%. Borrowings under the ABL were secured by all of the assets of the Company and guaranteed by other subsidiaries of the Company. The line of credit agreement required compliance by the Company with certain debt covenants. As of the termination date and December 31, 2021, the Company was not in compliance with the debt covenants and had not drawn on the line of credit.
6. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of September 30, 2022 there are no litigation pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
7. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than a year to 12 years, some of which include options to extend the leases for up to 5 years. Generally, the lease agreements do not include options to terminate the lease.
Maturities of operating lease liabilities as of September 30, 2022 are as follows:

Operating Leases
Year Ending December 31:
2022 (3 months remaining)	$867
2023	3,415
2024	3,205
2025	2,896
2026	2,172
Thereafter	15,595
Total lease obligation	28,150
Less: Imputed interest	(7,327)
Total lease liabilities	20,823
Less: Current lease liabilities	2,316
Total non-current lease liabilities	$18,507
During the quarter, the Company made the decision to cease utilizing the Denver office space and plans to sublease the office space at current market rents. Based on an analysis of the estimated undiscounted cash flows relative to a

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
potential sublease arrangement, the Company evaluated the recoverability of the assets associated with the subleased space, including, the right-of-use asset and concluded the asset was impaired.
The Company recorded an impairment charge of $1,822 in the consolidated statements of operations for the three and nine months ended September 30, 2022. There were no such impairments for the three and nine months ended September 30, 2021.
8. CULTIVATION LIABILITIES
Future payments due under cultivation contract obligations are as follows:

	Short-term	Long-term	Total
December 31, 2021	$3,448	$385	$3,833
Crop costs incurred	169	—	169
Payments	(2,640)	—	(2,640)
Settlement reductions	(582)	—	(582)
Interest	32	—	32
Conversion to short-term borrowings	385	(385)	—
September 30, 2022	$812	$—	$812
9. SHAREHOLDERS’ EQUITY
As of September 30, 2022 and December 31, 2021, the Company’s share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
On November 3, 2021, all outstanding proportionate voting shares ("PVS") of the Company were converted by way of mandatory conversion in accordance with the Company’s articles and at the discretion of the Company, into common shares. Following this conversion, and as of the close of business on November 3, 2021, 142,335,464 common shares were issued and outstanding, nil PVS were issued and outstanding and nil preferred shares were issued and outstanding. Pursuant to the Company’s Articles, the Company is no longer authorized to issue additional PVS. As of September 30, 2022 and December 31, 2021, the Company had no PVS issued and outstanding.
Common Shares
As of September 30, 2022 and December 31, 2021, the Company was authorized to issue an unlimited number of common shares, which have no par value.
Preferred Shares
As of September 30, 2022 and December 31, 2021, the Company was authorized to issue an unlimited number of preferred shares, which have no par value.
Share Offering Warrants – Liability Classified
The following summarizes the number of warrants outstanding as of September 30, 2022:

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)

	Number of Warrants	Weighted-Average Exercise Price per Warrant
Outstanding as of December 31, 2021	6,983,140	$7.86
Granted	—	—
Exercised	—	—
Expired	(6,983,140)	$7.86
Outstanding as of September 30, 2022	—	—
As of September 30, 2022, there are no outstanding warrants. On May 8, 2022, warrants, pursuant to the Abacus acquisition, totaling 1,233,140, with a weighted average exercise price per warrant of $15.29 expired. In addition, on June 18, 2022, the 2020 Share Offering Warrants , totaling 5,750,000 common shares, with a weighted average exercise price per warrant of $6.27 expired.
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
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(7,588)	$(777)	$(24,084)	$(19,474)
Weighted-average number of common shares - basic	145,334,992	120,270,444	145,203,515	112,688,338
Dilutive effect of stock options and awards	—	—	—	—
Weighted-average number of proportionate voting shares - basic	—	50,627	—	68,416
Weighted-average number of common shares - diluted	145,334,992	120,270,444	145,203,515	112,688,338
Weighted-average number of proportionate voting shares - diluted	—	50,627	—	68,416
Loss per common share – basic and diluted	$(0.05)	$(0.01)	$(0.17)	$(0.14)
Loss per proportionate voting share – basic and diluted	$—	$(2.21)	$—	$(55.62)
On October 12, 2022, the Company issued 6,119,121 common shares as part of the MLB Subscription Agreement. Additionally, on November 14, 2022, as part of the BAT Subscription Agreement, the Company issued 37,670,540 shares. Refer to additional disclosure within the Subsequent Events section of the Notes to Condensed Consolidated Financial Statements.
As of September 30, 2022 and 2021, potentially dilutive securities include stock options, restricted share units, broker warrants, and common share warrants. When the Company recognizes a net loss, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each year are presented in the table below:

	September 30,
	2022	2021
Outstanding options	4,625,261	3,881,721
Outstanding restricted share units	2,843,470	872,311
Outstanding common share warrants	—	9,483,140
Total	7,468,731	14,237,172
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
The fair values of options granted during the period were determined using a Black-Scholes model. The following principal inputs were used in the valuation of awards issued for the nine months ended September 30, 2022 and 2021:

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Expected volatility	85.8%	82.5%
Expected term (years)	6.0	6.0
Risk-free interest rate	3.3%	1.3%
Expected dividend yield	0%	0%
Value of underlying share	$0.43	$2.18
Detail of the number of stock options outstanding for the three months ended September 30, 2022 under the Company's 2015 legacy option plan and the Company's amended 2018 long term incentive plan (collectively, the "Plans") is as follows:

	Number of Options	Weighted- Avg. Exercise Price per Option	Weighted- Avg. Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	3,343,883	$3.16	7.54	$1,039,229
Granted	3,813,579	1.11
Exercised	—	—
Forfeited (and expired)	(2,532,201)	3.32
Outstanding as of September 30, 2022	4,625,261	$1.41	8.78	$170,184

Exercisable/vested as of September 30, 2022	1,579,296	$1.59	6.16	$14,184
The weighted average grant-date fair value of options granted during the nine months ended September 30, 2022 was $1.11. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2021 was $4.63.
The weighted average share price at the date of exercise of options exercised during the nine months ended September 30, 2022 and 2021 was $0 and $3.64, respectively.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the 2018 Plan. The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments over up to four years. Upon vesting, one of the Company’s common shares is issued for each restricted share unit awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the nine months ended September 30, 2022 and September 30, 2021 was $881 and $354, respectively.
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,816,851	$2.28
Granted	3,380,777	$0.91
Forfeited	(1,748,387)	$1.85
Vested	(440,863)	$2.00
Shares withheld upon vesting	(164,908)	$1.58
Outstanding as of September 30, 2022	2,843,470	$0.99
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the three months ended September 30, 2022 and September 30, 2021 was $664 and $1,579, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. Share-based compensation expense for all equity arrangements for the nine months ended September 30, 2022 and September 30, 2021 was $2,686 and $4,128, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2022, $6,114 of total unrecognized share-based compensation expense related to unvested options and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.50 years.
12. INCOME AND OTHER TAXES
The Company’s effective tax rate during the nine months ended September 30, 2022 and 2021 was 0%, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the nine months ended September 30, 2022 and 2021, respectively, primarily due to the Company being in a full valuation allowance.
As of September 30, 2022, the Company has received $10,841 from the Internal Revenue Service ("IRS") which was the remaining amount of the income taxes receivable and interest.
The Company qualified for federal government assistance through employee retention credit (“ERC”) provisions of the Consolidated Appropriations Act of 2021. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for grants provided by the government, including accounting for certain refundable tax credits, by analogy to International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $4,106 for the period ended September 30, 2022 as an offset to Selling, general and administrative expenses expense. Due to the expected timing of receipt of the ERC, a corresponding receivable was recognized within other long-term assets as of September 30, 2022.
13. RELATED PARTY TRANSACTIONS
Aidance Scientific, Inc. (“Aidance”) is the manufacturer of nearly all Abacus Health products. The former Chief Executive Officer of Abacus Products, Inc. ("Abacus"), and a former officer of the Company, also serves on Aidance’s Board of Directors. For the three and nine months ended September 30, 2022 and 2021, the Company made purchases of $1,254 and $947 and $2,943 and $3,133, respectively from Aidance. Payment terms on purchases are due 30 days after receipt. As of September 30, 2022, the Company had a liability of $258 due to Aidance

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
presented in accounts payable in the condensed consolidated balance sheets. As of December 31, 2021, the Company had a liability of $119 due to Aidance presented in accounts payable in the consolidated balance sheets.
Effective November 2020, the Company entered into a note receivable with certain founders of the Company ("founders") to negotiate a future binding transaction in good faith. This agreement included a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable is secured by equity instruments with certain founders of the Company, is carried at amortized cost, bore interest at 3.25% per year, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. The founders requested an extension of the maturity date, as allowed under the terms of the promissory note, resulting in an extension of the maturity date to November 13, 2023. According to the terms of the agreement, no additional interest will accrue through the payment date. The founders' equity instruments securing the promissory note remained in place. Interest income is recognized based upon the contractual interest rate and unpaid principal balance of the promissory note. As of September 30, 2022 and December 31, 2021, the founders owed the Company $1,037 consisting of principal and interest. On March 22, 2022, the Company and the founders amended the agreement to increase the equity instruments securing the promissory note and to extend the maturity date to November 13, 2023. As a result of this amendment, the Company does not believe there is an estimated credit loss on the note receivable as of September 30, 2022 and December 31, 2021. The Company will continue to evaluate the note receivable for changes to credit loss estimates through the extended maturity date.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3). The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were employees at the time, are the majority shareholders of Stanley Brothers USA.
On September 30, 2022, pursuant to an amendment to the Name and Likeness and License Agreement between the Company and Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, agreement was extended to December 31, 2022. The Name and Likeness Agreement was amended to provide the payment of a nominal per diem fee for each Stanley brother that participates in certain events. In addition, on April 16, 2021, the Company executed a separate consulting agreement which extended the services agreements of the seven Stanley brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement in 2021, the Company paid $2,081 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the seven Stanley brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants. For the three and nine months ended September 30, 2022, the Company recognized $150 and $1,025, respectively in sales and marketing expenses in the condensed consolidated statements of operations and net loss related to this agreement. For the three and nine months ended September 30, 2021, the Company recognized $167 of selling, general and administrative expenses in the condensed consolidated statements of operations and net loss related to this agreement. As September 30, 2022 there is no remaining balance.
14. SUBSEQUENT EVENTS
MLB Promotion Rights Agreement
On October 11, 2022, Charlotte’s Web Holdings, Inc. (the “Company”) entered into a Promotional Rights Agreement (the “MLB Promotional Rights Agreement”) with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the “MLB”), pursuant to which the Company entered into an exclusive strategic partnership with MLB to promote the Company’s new NSF-Certified for Sport® product line.
In consideration for the MLB Promotional Rights Agreement, which expires on December 31, 2025, the Company shall pay the MLB over the term of the MLB Promotional Rights Agreement, an aggregate rights fee of $30.5 million and a 10% royalty on the Company’s gross revenue from the MLB branded products of the Company sold after sales of all such branded products exceed $18.0 million. The Company has also entered into a subscription

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
agreement (the “Subscription Agreement”) pursuant to which the Company agreed to issue to the MLB, subject to customary closing conditions, common shares equal to 4% of the Company’s fully diluted outstanding common shares as of the day prior to the date of issue. The total number of shares issued to the MLB was 6,119,121 common shares of the Company, which were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated under the Securities Act. The Company did not receive any proceeds in respect of the shares.
Tilray Agreement
On November 1, 2022, the Company entered into a Manufacturing and Sales License Agreement (the “Agreement”) with Aphria, Inc., an Ontario corporation, an affiliate of Tilray Brands, Inc. (“Tilray”), pursuant to which the parties entered into a strategic alliance by which Tilray will have the rights to licensing, manufacturing, quality, marketing and distribution of extract products in Canada. In consideration for the Agreement, Tilray has agreed to spend in each calendar year during the term of the Agreement (other than 2022) a minimum of 5% of net sales per year on advertising, retail marketing, direct to consumer advertising, and similar third-party marketing expenditures for the Company’s products. In addition, Tilray will spend an additional C$250 (Canadian Dollars) on marketing in the first contract year following 2022 to launch the Company’s brand into the Canadian market. Tilray will also pay the Company a monthly royalty of 10% of all net sales revenue received by Tilray from sales to third-party entities during the prior month. The Agreement expires on October 31, 2026, unless earlier terminated by either party in accordance with the terms of the Agreement. The Agreement is also subject to termination for convenience by either party upon 6 months’ notice given on or after October 31, 2024.
BAT Subscription Agreement
Effective as of November 14, 2022, the Company entered into a subscription agreement (the “Subscription Agreement”) with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI), providing for the issuance of an approximately $56.8 million (C$75.3 million) convertible debenture (the “Debenture”) convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company on the Toronto Stock Exchange (TSX). The Debenture will accrue interest at an annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from the plant Cannabis sativa L. (“CBD”) as an ingredient in food products and dietary supplements in the United States. (The term “federal regulation" is defined as the date that federal laws in the United States permit, authorize or do not prohibit the use of CBD as an ingredient in food products and dietary supplements). Following federal regulation of CBD, the annualized rate of interest shall reduce to 1.5%. The maturity date for the Debenture shall be November 2029. The Subscription Agreement contains customary representations and warranties and covenants. The funds from this Debenture can be used for operating purposes to fund the Company, as approved by the board of directors or in accordance with the Company’s board-approved budget.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that are, or may be considered to be, “forward-looking statements.” Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of Charlotte’s Web Holdings, Inc., (“Charlotte’s Web”, the “Company” or “we”), the industry or its prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that the Company makes with the SEC or press releases or oral statements made by or with the approval of one of the Company’s authorized executive officers. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Quarterly Report on Form 10-Q.
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
Management's Discussion & Analysis of Charlotte's Web Holdings, Inc.
For purposes of this discussion, “Charlotte’s Web,” “CW,” “we,” "our", "us", or the “Company” refers to Charlotte’s Web Holdings, Inc. and its subsidiaries: Charlotte’s Web, Inc. and Abacus Products, Inc., and its wholly-owned subsidiaries; Abacus Health Products, Inc., Abacus Wellness, Inc. and CBD Pharmaceuticals Ltd. The results herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Amounts are presented in thousands of United States dollars, unless otherwise indicated.
BUSINESS OVERVIEW
Charlotte’s Web Holdings, Inc., a Certified B Corp headquartered in Louisville, Colorado, and does the majority of its business in the United States. The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte’s Web™, CBD Medic™, CBD Clinic™, and Harmony Hemp™. Charlotte’s Web branded premium quality products start with proprietary hemp genetics that are 100% North American farm grown and manufactured into hemp extracts containing naturally occurring phytocannabinoids including CBD, cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other beneficial hemp compounds. The Company moved into its new cGMP facility in Louisville, Colorado during the second quarter of 2020 at which the Company conducts its production, distribution, and quality control activities, and has expanded its research and development ("R&D"). Charlotte’s Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies (sleep, stress, immunity, exercise recovery), capsules, CBD topical creams and lotions, as well as products for pets. Charlotte’s Web products are distributed to retailers and health care practitioners, and online through the Company’s website at www.CharlottesWeb.com. The information provided on the Charlotte’s Web website is not part of this MD&A.
The business of the Company consists of the farming, manufacturing, sales, and marketing of products of hemp-derived CBD wellness products. As of September 30, 2022, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, as its executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.
The Company’s primary products are made from high quality and proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids and other hemp compounds. The Company believes the presence of these various compounds work synergistically to heighten the effects of the products, making them superior to single-compound isolates.
Hemp extracts are produced from Cannabis and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a THC concentration of not more than 0.3% on a dry weight basis. The Company is engaged in research involving a broad variety of compounds derived from Hemp. Where such research evidences that a greater than 0.3% THC level may have a potential therapeutic use, the Company may consider pursuing development of that use in jurisdictions where it is legal to do so in accordance with applicable regulations and if consistent with the Company’s founding principles.
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
The Company holds the number one share position in food/drug/mass retail, natural/ vitamin specialty and e-commerce, based on market share data from leading third-party analysts such as The Nielsen Company (total xAOC), SPINS (SPINS Total US), and Brightfield Group, respectively.
The Company grows its proprietary Hemp domestically in the United States on farms leased in northeastern Colorado. Additionally, high quality Hemp is sourced through contract farming operations in Kentucky, Oregon and Canada. The Hemp grown in Canada is utilized exclusively in the Canadian market and not in products sold in the United States.
On October 12, 2022, the Company announced a partnership with Major League Baseball (MLB) along with the launch of Charlotte's WebTM SPORT – Daily Edge, the first broad-spectrum hemp-derived tincture to be Certified for Sport® by NSF, the highly respected global third-party organization that establishes standards for safety, quality, sustainability, and performance and certifies manufacturers and products against them. Leveraging our scientific research, Current Good Manufacturing Practices (cGMP), and Certified B Corp principles, Daily Edge underwent strict independent testing to uniquely meet MLB's scientific benchmarks and no-banned substances policy. Our products, which receive the NSF Certified for Sport® designation, have met the highest safety standards and can be promoted across MLB events and media platforms.
Effective as of November 14, 2022, we entered into a subscription agreement (the “Subscription Agreement”) with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI), providing for the issuance of an approximately $56.8 million (C$75.3 million) convertible debenture (the “Debenture”) is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company on the Toronto Stock Exchange (TSX). The Debenture will accrue interest at an annualized rate of 5% until such time that there is a federal regulation permitting the use of CBD. Federal regulation is defined as the date that federal laws in the United States permit, authorize or do not prohibit the use of CBD as an ingredient in food products and dietary supplements. Following federal regulation of CBD, the annualized rate of interest shall reduce to 1.5%. The maturity date for the Debenture shall be November 2029. The Subscription Agreement contains customary representations and warranties and covenants.
The Company continues to invest in R&D efforts to identify new product opportunities. The Company plans to capitalize on the rapidly emerging botanical wellness products industry by driving customer acquisition and retention, accelerating national retail expansion primarily through distributors, and growing its international market penetration.
In furtherance of the Company’s R&D efforts, the Company established CW Labs, an internal division for R&D, to expand the Company’s efforts around the science of Hemp derived compounds. CW Labs is currently engaged in clinical trials addressing safe Hemp-based health solutions. CW Labs is located in Louisville, Colorado at the Company’s cGMP production and distribution facility. In November 2019, the Company announced a collaboration between CW Labs and the University at Buffalo’s Center for Integrated Global Biomedical Sciences to advance hemp cannabinoid science through a research program that provides a better understanding of the therapeutic uses and safety of cannabinoids.
Selected Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$17,037	$23,704	$55,271	$71,263
Cost of goods sold	8,092	8,789	25,291	26,884
Gross profit	8,945	14,915	29,980	44,379
Selling, general, and administrative expenses	11,032	24,299	48,646	73,263
Asset Impairment	1,822	—	1,822	—
Operating loss	(3,909)	(9,384)	(20,488)	(28,884)
Other income, net	321	110	304	320
Change in fair value of financial instruments and other	(4,000)	8,459	(3,900)	9,082
Income tax benefit	—	38	—	8
Net loss	$(7,588)	$(777)	$(24,084)	$(19,474)
Total assets			$140,518	$286,781
Total liabilities			$31,656	$44,800
For The Three Months Ended September 30, 2022 and 2021
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers.

	Three Months Ended September 30,		% (Decrease)
	2022	2021
Direct-to-consumer ("DTC") revenue	$11,759	$15,175	(22.5)%
Business-to-business ("B2B") revenue	5,278	8,529	(38.1)%
Total revenue	$17,037	$23,704	(28.1)%
Total revenue for the three months ended September 30, 2022 was $17,037, a decrease of 28.1% compared to the three months ended September 30, 2021.
DTC e-commerce revenue decreased 22.5% compared to the three months ended September 30, 2021. The decrease was primarily attributable to lower traffic at our online store due to lower organic searches, less paid media and less effective earned and affiliate traffic generation. Additional drivers include increased depth and frequency of competitor price promotions. The decrease was partially offset by higher customer subscription orders through its loyalty program.
B2B revenue decreased 38.1% compared to the three months ended September 30, 2021, due to an unfavorable product mix as lower priced gummies, increased 11.6 points in share representing 38%, compared to higher priced tinctures which declined 3.3 points in share representing 11.1% in the similar prior year period. Additionally, B2B revenue decreased as the Food Drug Mass retail and Natural channels reduced CBD products shelf space. Higher depth and frequency of price promotions has also unfavorably impacted year over year revenues. To a lesser extent, product returns reserve during the current period of $270 contributed to the decrease during the three months ended September 30, 2022. This was partially offset by new retail distribution following the passing of Assembly Bill 45 in California. This law allows for the inclusion of hemp and CBD, extracts, or derivatives of hemp in food and beverages, dietary supplements, cosmetics, and processed pet food.
Cost of Goods Sold
Cost of goods sold includes the cost of inventory sold, changes in inventory provisions, and other production costs expensed. Other production costs include direct and indirect production costs including direct labor, processing, testing, packaging, quality assurance, security, shipping, depreciation of production equipment, indirect labor, including production management, and other related expenses. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, the mix of product sold, third-party co-manufacturer costs, transportation, overhead allocations and changes in inventory provisions.
The components of cost of goods sold are as follows:

	Three Months Ended September 30,		% (Decrease)
	2022	2021
Inventory expensed to cost of goods sold	$5,407	$6,684	(19.1)%
Inventory provision, net	—	—	—%
Other production costs	1,842	1,208	52.5%
Depreciation and amortization	843	897	(6.0)%
Cost of goods sold	$8,092	$8,789	(7.9)%
Cost of goods sold decreased by 7.9% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, as a result of lower unit volume sold. Lower cost gummies unit volume was down 2% compared to higher cost tinctures unit volume down 42% period over period. The decrease is partially offset by under leveraged fixed costs.

Depreciation and amortization expense for the three months ended September 30, 2022 and September 30, 2021 was $1,822 and $2,763, respectively, of which $843 and $897, respectively, was expensed to cost of goods sold.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC e-commerce and B2B, the mix of products sold, the promotional and sales discount rate, third-party quality costs, transportation costs, and changes in inventory provisions and levels of customer product returns.
Gross profit for the three months ended September 30, 2022 and September 30, 2021 is as follows:

	Three Months Ended September 30,		% (Decrease)
	2022	2021
Gross profit	$8,945	$14,915	(40.0)%
Percentage of revenue	52.5%	62.9%	(10.4)%
Gross profit decreased 40.0% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease is primarily related to lower revenue in both the DTC and B2B channels, as discussed above, due to a decrease in online traffic, competitor price pressure, and rising inflation in the macro economy. This is partially offset by lower period expenses and changes in product mix.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Three Months Ended September 30,		% (Decrease)
	2022	2021
Selling, general, and administrative expenses	$11,032	$24,299	(54.6)%
Total Selling, general, and administrative expenses for the three months ended September 30, 2022 and September 30, 2021 were $11,032 and $24,299, respectively. The 54.6% decrease was primarily attributable to restructuring activities earlier this year lowering personnel costs; an Employee Retention Credit ("ERC") tax benefit of $4,106, a decrease in media marketing spend, along with lower depreciation and amortization. Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended September 30, 2022 and September 30, 2021 were $979 and $1,866, respectively. The overall decrease in depreciation and amortization resulted from the write off of intangible assets in December 2021.
Asset Impairment
During the quarter, the Company made the decision to cease utilizing the Denver office space and plans to sublease the office space at current market rents. Based on an analysis of the estimated undiscounted cash flows relative to a potential sublease arrangement, the Company evaluated the recoverability of the assets associated with the subleased space, including, the right-of-use asset and concluded the asset was impaired.
The Company recorded an impairment charge of $1,822 in the consolidated statements of operations for the three and nine months ended September 30, 2022. There were no such impairments for the three and nine months ended September 30, 2021.
Total Change in Fair Value of Financial Instruments and Other

Total change in fair value of financial instruments and other is as follows:

	Three Months Ended September 30,		% (Decrease)
	2022	2021
Change in fair value of financial instruments and other	$(4,000)	$8,459	(147.3)%
Total change in fair value of financial instruments and other for the three months ended September 30, 2022 and September 30, 2021 was a loss of $4,000 and a gain of $8,459, respectively. For the three months ended September 30, 2022, there was a loss in the fair value of the Company's SBH Purchase Option of $4,000 compared to a gain of $5,730 as of September 30, 2021. The fair value of the Company's SBH Purchase Option is revalued at each reporting date based on changes in financial projections of Stanley Brothers USA and the probability and timing of exercise. Additionally, for the three months ended September 30, 2021, the change in fair value of financial instruments and other was also driven by the revaluation of the fair value of the Company's warrant liabilities resulting in a gain of $2,638. The fair value of Company's warrant liabilities was revalued at each reporting date with changes primarily based on changes to the Company's share price input to the Black-Scholes option pricing model. As of September 30, 2022, all outstanding warrants have expired.
For The Nine Months Ended September 30, 2022 and 2021
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers.

	Nine Months Ended September 30,		% (Decrease)
	2022	2021
Direct-to-consumer ("DTC") revenue	$38,174	$46,988	(18.8)%
Business-to-business ("B2B") revenue	17,097	24,275	(29.6)%
Total revenue	55,271	71,263	(22.4)%
Total revenue for the nine months ended September 30, 2022 was $55,271, a decrease of 22.4% compared to the nine months ended September 30, 2021.
DTC e-commerce revenue decreased 18.8% compared to the nine months ended September 30, 2021. The decrease was primarily due to lower traffic at our online store due to lower organic search, less paid media and less effective earned and affiliate traffic generation. Additional drivers include increased depth and frequency of competitor price promotions. The decrease was partially offset by higher customer subscription orders through its loyalty program.
B2B revenue decreased 29.6% compared to the nine months ended September 30, 2021, due to an unfavorable product mix as lower priced gummies, increased 7.9 points in share representing 46.4%, compared to higher priced tinctures which declined 4.5 points in share representing 11.7% in the similar prior year period. Additionally, B2B revenue decreased as the Food Drug Mass retail and Natural channels reduced CBD products shelf space. Higher depth and frequency of price promotions has also unfavorably impacted year over year revenues. To a lesser extent, product returns reserve during the current period of $1,145 contributed to the decrease for nine months ended September 30, 2022. This was partially offset by new retail distribution following the passing of Assembly Bill 45 in California.
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
The components of cost of goods sold are as follows:

	Nine Months Ended September 30,		% (Decrease)
	2022	2021
Inventory expensed to cost of goods sold	$17,373	$20,801	(16.5)%
Inventory provision, net	1,857	177	949.2%
Other production costs	3,518	3,319	6.0%
Depreciation and amortization	2,543	2,587	(1.7)%
Cost of goods sold	$25,291	$26,884	(5.9)%
Cost of goods sold decreased 5.9% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to lower unit volume sold. Lower cost gummies unit volume decreased 2.6% compared to higher cost tinctures which decreased 41.6% year over year The decrease is partially offset by an increase in the inventory provision as well as under leveraged fixed costs.
Depreciation and amortization expense for the nine months ended September 30, 2022 and September 30, 2021 was $5,762 and $8,228, respectively, of which $2,543 and $2,587, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $3,219 and $5,641, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC e-commerce and B2B, the mix of products sold, the promotional and sales discount rate, third-party quality costs, transportation costs, and changes in inventory provisions.
Gross profit for the nine months ended September 30, 2022 and September 30, 2021 is as follows:

	Nine Months Ended September 30,		% (Decrease)
	2022	2021
Gross profit	$29,980	$44,379	(32.4)%
Percentage of revenue	54.2%	62.3%	(8.1)%
Gross profit decreased 32.4% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease is primarily related to lower revenue in both the DTC and B2B channels which we discussed above, and an increase to inventory provisions. The decrease is partially offset by lower inventory expenses.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Nine Months Ended September 30,		% (Decrease)
	2022	2021
Selling, general, and administrative expenses	$48,646	$73,263	(33.6)%
Total selling, general, and administrative expenses for the nine months ended September 30, 2022 and September 30, 2021 were $48,646 and $73,263, respectively. The 33.6% decrease was primarily attributable to restructuring activities in the first nine months of the year lowering personnel costs, an Employee Retention Credit ("ERC") tax benefit of $4,106, a decrease in media marketing spend, along with lower depreciation and amortization. Depreciation and amortization expensed to Selling, general, and administrative expenses for the nine months ended September 30, 2022 and September 30, 2021 were $3,219 and $5,641, respectively.
Total research and development costs expensed to Selling, general, and administrative expense for the nine months ended September 30, 2022 and September 30, 2021 were $2,835 and $4,434, respectively. Research and development expenses primarily include personnel costs related to the Company's R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments and Other
Total change in fair value of financial instruments and other is as follows:

	Nine Months Ended September 30,		% (Decrease)
	2022	2021
Change in fair value of financial instruments and other	$(3,900)	$9,082	(142.9)%
Total change in fair value of financial instruments and other for the nine months ended September 30, 2022 and September 30, 2021 was a loss of $3,900 and a gain of $9,082, respectively. For the nine months ended September 30, 2022, the change in fair value of financial instruments and other was primarily driven by a loss of $3,900 in the fair value of the Company's SBH Purchase Option . The fair value of the Company's SBH Purchase Option is revalued at each reporting date based on changes in the financial projections of Stanley Brothers USA and the probability and timing of exercise. Similarly, for the nine months ended September 30, 2021, the change in fair value of financial instruments and other was driven by the revaluation of the fair value of the Company's SBH Purchase Option resulting in a gain of $4,900, as well as, the revaluation of the Company's warrant liabilities resulting in a gain of $4,081. The fair value of Company's warrant liabilities was revalued at each reporting date based on changes to the Company's share price input to the Black-Scholes option pricing model. As of September 30, 2022, all outstanding warrants have expired.

Liquidity and Capital Resources
As of September 30, 2022 and December 31, 2021, the Company had total current liabilities of $13,147 and $20,170, respectively, and cash and cash equivalents of $16,513 and $19,494, respectively, to meet its current obligations. For the first nine months of 2022, the Company used approximately $3,000 in net cash, in which $4,997 was used in the first quarter, as such the Company was cash flow positive in the remaining quarters in which net cash provided was $1,997. Despite lower revenues than 2021, the Company has taken actions to reduce operating costs by approximately $30,000 annualized including eliminating positions and lowering employee costs substantially in January and July 2022, simplifying the business by rationalizing the number of products produced and sold, reducing the number of third-party co-manufacturers, and lowering spend on paid media. The Company collected the outstanding IRS receivable of approximately $10,841, partially offset by cultivation payments of $2,600 which benefited cash flow year to date.
Effective as of November 14, 2022, we entered into a subscription agreement with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI), providing for the issuance of an approximately $56.8 million convertible debenture (the “Debenture”) is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company on the Toronto Stock Exchange (TSX). The Debenture will accrue interest at an annualized rate of 5% until such time that there is federal regulation permitting the use of CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the annualized rate of interest shall reduce to 1.5%. The maturity date for the Debenture shall be November 2029. The Subscription Agreement contains customary representations and warranties and covenants. The funds from this Debenture can be used for operating purposes to fund the Company, as approved by the board of directors or in accordance with the Company’s board-approved budget.
The Company expects its selling, general and administrative expenses in 2023 to be generally in line with 2022 as MLB related rights fees is expected to be materially funded for through other expense savings.
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
The Company expects to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations. The Company regularly considers fundraising opportunities and may decide, from time to time, to raise capital through borrowings or issuances of additional equity and/or debt securities. The Company's ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, including restrictions on the industry. The Company's ability to raise funds through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. The Company's ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for companies in the Hemp industry and market perceptions about us.
Cash Flows
Cash from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 and September 30, 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(2,599)	$(23,324)
For the nine months ended September 30, 2022, the decrease in cash used in operations is primarily due lower revenues, collection of $10,841 from income tax refunds and its related interest, partially offset by cultivation payments.
Cash from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 and September 30, 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
Net cash used in investing activities	$(57)	$(11,090)
For the nine months ended September 30, 2022, the decrease in cash used in investing activities was driven by lower purchases of capital expenditures, partially offset by proceeds of sale of assets. For the nine months ended September 30, 2021 the outflow related to the SBH Purchase Option executed for total consideration of $8,000 and the purchase of $4,088 in capital expenditures, partially offset by other investing activities.
Cash from Financing Activities
Net cash used or provided by financing activities for the nine months ended September 30, 2022 and September 30, 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
Net cash (used) provided in financing activities	$(325)	$2,680
For the nine months ended September 30, 2022, the net change was primarily due to cash payment of taxes on the vesting of shares, as well as fees paid related to the termination of the asset backed line of credit with J.P. Morgan. For the nine months ended September 30, 2021, the net cash provided by financing activities during the period ended September 30, 2021 resulted primarily from ATM Program proceeds of $3,234, offset by payments on lease obligations and notes payable.

Off-Balance Sheet Arrangements
As of September 30, 2022 and December 31, 2021, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Related party transactions
Aidance Scientific, Inc. (“Aidance”) is the manufacturer of nearly all Abacus Health products. The former Chief Executive Officer of Abacus Products, Inc. ("Abacus"), and a former officer of the Company, also serves on Aidance’s Board of Directors. For the three and nine months ended September 30, 2022 and 2021, the Company made purchases of $1,254 and $947 and $2,943 and $3,133, respectively from Aidance. Payment terms on purchases are due 30 days after receipt. As of September 30, 2022, the Company had a liability of $258 due to Aidance presented in accounts payable in the condensed consolidated balance sheets. As of December 31, 2021, the Company had a liability of $119 due to Aidance presented in accounts payable in the consolidated balance sheets.
Effective November 2020, the Company entered into a note receivable with certain founders of the Company ("founders") to negotiate a future binding transaction in good faith. This agreement included a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable is secured by equity instruments with certain founders of the Company, is carried at amortized cost, bore interest at 3.25% per year, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. The founders requested an extension of the maturity date, as allowed under the terms of the promissory note, resulting in an extension of the maturity date to November 13, 2023. According to the terms of the agreement, no additional interest will accrue through the payment date. The founders' equity instruments securing the promissory note remained in place. Interest income is recognized based upon the contractual interest rate and unpaid principal balance of the promissory note. As of September 30, 2022 and December 31, 2021, the founders owed the Company $1,037 consisting of principal and interest. On March 22, 2022, the Company and the founders amended the agreement to increase the equity instruments securing the promissory note and to extend the maturity date to November 13, 2023. As a result of this amendment, the Company does not believe there is an estimated credit loss on the note receivable as of September 30, 2022 and December 31, 2021. The Company will continue to evaluate the note receivable for changes to credit loss estimates through the extended maturity date.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3). The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were employees at the time, are the majority shareholders of Stanley Brothers USA.
On September 30, 2022, pursuant to an amendment to the Name and Likeness and License Agreement between the Company and Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, agreement was extended to December 31, 2022. The Name and Likeness Agreement was amended to provide the payment of a nominal per diem fee for each Stanley brother that participates in certain events. In addition, on April 16, 2021, the Company executed a separate consulting agreement which extended the services agreements of the seven Stanley brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement in 2021, the Company paid $2,081 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the seven Stanley brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants. For the three and nine months ended September 30, 2022, the Company recognized $150 and $1,025, respectively in sales and marketing expenses in the condensed consolidated statements of operations and net loss related to this agreement. For the three and nine months ended September 30, 2021, the Company recognized $167 of selling, general and administrative expenses in the condensed consolidated statements of operations and net loss related to this agreement. As September 30, 2022 there is no remaining balance.
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
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss. There were no impairment losses recognized for the three and nine months ended September 30, 2022 and 2021.
Income and Other Taxes

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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2018. The Company has recorded an uncertain tax position as of September 30, 2022 and December 31, 2021. The Company’s policy is to recognize interest and penalties on taxes, if any, within operations as income tax expense.
The Company qualified for federal government assistance through employee retention credit (“ERC”) provisions of the Consolidated Appropriations Act of 2021. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for grants provided by the government, including accounting for certain refundable tax credits, by analogy to International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $4,106 for the period ended September 30, 2022 as an offset to payroll tax expense. Due to the expected timing of receipt of the ERC, a corresponding receivable was recognized within other long-term assets as of September 30, 2022.
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
Any product that doesn’t meet the customer’s expectations can be returned within the first 30 days of delivery in exchange for another product or for a full refund. Generally, any product sold through a distributor or retailer must be returned to the original purchase location for any return or exchange. The Company accounts for customer returns utilizing the “expected value method.” Expected amounts are excluded from revenue and recorded as a “refund liability” that represents the Company’s obligation to return the customer’s consideration. Estimates are based on actual historical and current specific data.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information under this item is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of September 30, 2022, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ending September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended September 30, 2022. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2021 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
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
During the nine months ended September 30, 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level for the near-term. Rising inflation could have an adverse impact on expenses, as these costs could increase at a higher rate than revenues. Our costs are subject to fluctuations, particularly due to changes in the prices of raw product and packaging materials and the costs of labor, transportation and energy. Inflation pressures could also result in increases in these input costs. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our results of operations or cash flows. In addition, unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth, could negatively affect consumer demand for cannabis products, which consequently, may negatively affect the results of operations. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of cannabis products, negatively impacting our net sales and margins. Softer consumer demand for cannabis products could reduce our profitability and could negatively affect our overall financial performance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Documents filed as part of this report

Exhibit No.	Description	Location
10.1†∔	Extension and Second Amending Agreement to Name and Likeness and License Agreement, effective as of July 31, 2022, by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company, Charlotte's Web, Inc., and Charlotte's Web Holdings, Inc.
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on August 4, 2022.

10.2†∔	Extension and Third Amending Agreement to Name and Likeness and License Agreement, effective as of August 31, 2022, by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company, Charlotte's Web, Inc., and Charlotte's Web Holdings, Inc.
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on September2, 2022.
10.3†∔	Letter dated as of August 2, 2022 to Jacques Tortoroli re: Amendment to Offer of Employment with Charlotte’s Web Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on August 4, 2022.
10.4†∔	Termination of Credit Agreement, effective as of July 27, 2022, with J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on July 27, 2022.
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

CHARLOTTE'S WEB HOLDINGS, INC.

November 14, 2022	By:	/s/ Gregory A. Gould
(Date)		Gregory A. Gould
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jacques Tortoroli	Chief Executive Officer (Principal Executive Officer)	November 14, 2022
Jacques Tortoroli

/s/ Gregory A. Gould	Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2022
Gregory A. Gould