Form 10-K
period 2022-12-31
Charlotte's Web Holdings, Inc.
filed 2023-03-23
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(720) 484-8930
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
State the aggregate market value of the voting and no-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
On June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock, no par value held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was approximately $84.3 million.

The registrant had outstanding 152,422,498 shares of common stock as of March 20, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III.

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
•The Company could be adversely affected by violations of the Corruption of Foreign Public Officials Act (Canada), the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws.
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

Risks Relating to the Company’s Business and Industry

•The Company faces security risks related to its physical facilities.
•The Company depends on the success of the Company’s products, and the Company’s products may not achieve market acceptance.
•There is no assurance that the Company’s cash flows, and debt or other financing will be sufficient to fund the Company’s operations.
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
•The Company faces intense competition.
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
•The Company is involved in litigation, including a class action litigation matter, and there may be additional litigation in the future in which it will be involved.
•Trade secrets may be difficult to protect.
•The Company’s status as a public benefit company and a Certified B Corp may not result in the benefits that the Company anticipates.
•As a public benefit company, the Company has a duty to balance a variety of interests that may result in actions that do not maximize Shareholder value.
•As a public benefit company, the Company may be subject to increased legal proceedings concerning its duty to balance Shareholder and public benefit interests, the occurrence of which may have an adverse impact on the Company’s financial condition and results of operations.

•The Company contracts with certain third parties for portions of its operations; should a third party be subject to insolvency or otherwise be unable or unwilling to perform their obligations to the Company, it could negatively impact the Company's operations.

Risks Relating to the Company’s Securities

•The Company has a history of losses and may continue to incur losses in the future.
•The Company may require additional financing to operate its business and it may face difficulties acquiring additional financing on terms acceptable to the Company or at all.
•The Company has discretion in the use of proceeds from its securities issuances.
•There is a limited market for the Company’s Common Shares and warrants.
•The market price of the Company’s Common Shares and other listed securities may be volatile.
•The Company does not intend to pay dividends on its Common Shares and, consequently, the ability of investors to achieve a return on their investment will depend entirely on appreciation in the price of the Company’s Common Shares.
•The Company is a holding company and its earnings depend on the earnings and distributions of its subsidiaries.
•Future sales of Common Shares by Shareholders, directors or officers could create volatility in the Company’s share price.
•A small number of Shareholders may exercise significant influence on matters submitted to Shareholders for approval.
•The Company may issue an unlimited number of Common Shares, and additional issuances could dilute a Shareholder’s holdings.
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
•Debt and convertible debenture agreements that the Company currently has in place may limit other future potential strategic investor interests.

General Risk Factors

•Investment in the Company’s Common Shares is speculative, involves risk, and there is no guarantee of a return.
•Product recalls and returns could adversely affect the Company’s operating results and financial condition.
•The Company may be subject to impairment of goodwill and intangible assets, which could adversely impact the Company’s financial results.
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
•The Company’s internal controls over financial reporting may not be effective, and the Company’s independent auditors may be unwilling or unable to provide us, when required, with an attestation report on the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.
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
•Recent macroeconomic trends, including inflation, a recession or slowed economic growth, may adversely affect our business, financial condition and results from operations.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2022

PART I

Item 1. Business
General
Charlotte’s Web Holdings, Inc., (“Charlotte’s Web”, the “Company” or “we”), a benefit company under the Business Corporations Act (British Columbia) ("BCBCA"), S.B.C. 2002, c. 57, as amended, including the regulations promulgated thereunder, and a Certified B Corp headquartered in Louisville, Colorado, was incorporated under the BCBCA on May 18, 2018 under the name Stanley Brothers Holdings Inc. On July 12, 2018, the Company changed its name to Charlotte’s Web Holdings, Inc. On August 29, 2018, the Company filed articles of amendment to amend its share capital in connection with its initial public offering to authorize the issuance of common shares ("Common Shares"), preferred shares and proportionate voting shares ("Proportionate Voting Shares") of the Company. On November 3, 2021, all outstanding Proportionate Voting Shares of the Company were converted by way of mandatory conversion in accordance with the Company’s Articles and at the discretion of the Company, into Common Shares. Pursuant to the Company’s Articles, the Company is no longer authorized to issue additional Proportionate Voting Shares. The Company’s Common Shares are listed on the Toronto Stock Exchange ("TSX") under the symbol, “CWEB.” The Company’s Common Shares are also quoted on the over-the-counter stock market, the OTCQX, in the United States under the symbol, “CWBHF."
The Company is a market leader in the United States in innovative hemp extract wellness products under a family of brands which includes Charlotte’s Web™, CBD Medic™, CBD Clinic™, and Harmony Hemp™. Charlotte’s Web branded premium quality products start with proprietary hemp genetics that are 100% North American farm grown and manufactured into hemp extracts containing naturally occurring phytocannabinoids including cannabidiol ("CBD"), cannabichromene ("CBC"), cannabigerol ("CBG"), cannabinol ("CBN"), terpenes, flavonoids and other beneficial hemp compounds. The Company moved into its new current good manufacturing practices ("cGMP") compliant facility in Louisville, Colorado, (the "LOFT"), during the second quarter of 2020 at which the Company conducts its production, distribution, and quality control activities, and has expanded its research and development ("R&D"). Charlotte’s Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies (sleep, calm, immunity, exercise recovery, daily wellness, THC-free), capsules, topical creams and lotions, as well as products for pets. Charlotte’s Web products are distributed to retail outlets and health care practitioners, as well as online through the Company’s website at www.Charlottesweb.com. The information provided on the Company's website is not part of this report or any other report we file with or furnish to the SEC.
The business of the Company consists of the farming, manufacturing, sales, and marketing of hemp-derived CBD wellness products. As of December 31, 2022, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, as its executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.
Hemp extracts are produced from the plant Cannabis sativa L. ("Cannabis") and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol ("THC") concentration of not more than 0.3% on a dry weight basis ("Hemp"). The Company is engaged in research involving a broad variety of compounds derived from Hemp. Where such research indicates that a product may have a potential therapeutic use, the Company may consider pursuing development of that use in jurisdictions where it is legal to do so in accordance with applicable regulations and if consistent with the Company’s founding principles.
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
In the US, the Company holds the number one market share position in the CBD market relative to retail dollars, this is based on market share data from leading third-party analysts such as Nielsen Company (US), LLC (“Nielsen”), SPINS, LLC (“Spins”) and Brightfield Group (“Brightfield”), respectively.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources high quality hemp through contract farming operations in Kentucky, Oregon and Canada. The Hemp grown in Canada is utilized exclusively for the Canadian market and not in products sold in the United States.
The Company continues to invest in R&D efforts to identify new product opportunities. Management is working to expand the Company’s production capacity, and to find opportunities for continuous improvement in the supply chain including insourcing production to reduce its dependence on third party contract manufacturers. The Company is working to capitalize on the rapidly emerging botanical wellness products industry by driving customer acquisition and retention, as well as accelerating national and international retail expansion. In addition, the Company may consider expanding its product line beyond Hemp-based products should the science and the Company’s founding principles support such expansion.
In furtherance of the Company’s R&D efforts, in February 2020, the Company established CW Labs, an internal division for R&D, to substantially expand the Company’s efforts around the science of hemp derived compounds. CW Labs is currently engaged in clinical trials addressing Hemp-based solutions. CW Labs is located in Louisville, Colorado at the Company’s current good manufacturing practice (“cGMP”) production and distribution facility.
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
In October, 2022, the Company launched a product line catering to the sports vertical (the “SPORT Line”), which is designed specifically for athletes. The products in the SPORT Line have undergone the NSF for Sport® certification process with NSF, a third-party organization that manufacturers, regulators, and consumers look to for the development of public health standards and certification marks that help protect the world's food, water, consumer products, and environment.
Effective as of November 1, 2022, the Company entered into a Manufacturing and Sales License Agreement with Aphria, Inc., an Ontario corporation, an affiliate of Tilray Brands, Inc. (“Tilray”), in which the parties entered into a strategic alliance by which Tilray will have the rights to licensing, manufacturing, quality, marketing and distribution of Charlotte’s WebTM CBD hemp extract products in Canada.
Effective as of November 14, 2022, the Company entered into a subscription agreement (the “Subscription Agreement”) with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI), providing for the issuance of an approximately $56.8 million ("Canadian Dollar" C$75.3 million) convertible debenture (the “debenture”) convertible into 19.9% ownership of the Company’s Common Shares at a conversion price of C$2.00 per Common Share of the Company on the Toronto Stock Exchange (TSX). The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from the plant Cannabis sativa L. (“CBD”) as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the stated annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 2029.

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
For the Company’s benefit report relating to the year ended December 31, 2021, the Company selected B Lab as the third-party standard against which to measure its performance. B Lab conducted a B Impact Assessment of the Company. The B Impact Assessment is an assessment of a company’s governance and its impact on its workers, customers, community, and environment. The B Impact Assessment of the Company is posted on the B Lab website and was included in the Company’s proxy statement in respect of the year ended December 31, 2021.
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
In addition to being a benefit company, the Company is a “Certified B Corp”, as certified by B Lab, the US non-profit organization which administers this certification. Certified B Corps (also referred to as "B Corps" or "B Corporations") are for-profit companies that use the power of business to build a more inclusive and sustainable economy. Certified B Corps are required to consider the impact of their decisions on all stakeholders: customers, workers, communities, and the environment. These requirements are aligned with the Company’s socially conscious founding principles, and formalizes its commitment to environmental, social, and governance issues for stakeholders. The Company’s status as a Certified B Corp is distinct from and has no impact on its status as a benefit company under the BCBCA. Though the Company has chosen to use B Lab’s criteria for its required annual impact assessment under the BCBCA, the Company is not required to do so and could select another criteria if it desired.
As a Certified B Corp, the Company is a socially conscious company, and is committed to using business as a force for good and a catalyst for innovation. The Company weighs sound business decisions with consideration for how its efforts affect its employees, customers, the environment, and the communities where its employees live and where it does business. This social awareness includes contributions to non-profits, which are made on an ad hoc basis, concentrating first on those entities that have historically supported the business through education of existing and potential customers. The Company has historically donated and plans to continue to donate to charitable organizations. The Company also supports non-profit organizations that it believes can utilize the wellness aspects of its products (i.e., military veterans, adaptive athletes, educational organizations, etc.).
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
Financial year ended December 31, 2020
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
On March 23, 2020, the Company announced it had entered into an arrangement (the "Arrangement Agreement") with Abacus Health Products ("Abacus"), pursuant to which the Company proposed to acquire all of the issued and outstanding subordinate voting shares of Abacus (the "Abacus Shares"). Under the terms of the Arrangement Agreement, shareholders of Abacus would receive 0.85 of a Common Share for each Abacus Share held (the “Exchange Ratio”). The Exchange Ratio implied a price per Abacus Share of C$4.39, representing a premium of 38% based on the 10-day volume weighted average price (“VWAP”) of the Abacus Shares on the CSE and the 10-day VWAP of the Common Shares on the TSX as of March 20, 2020, for implied total equity consideration of approximately C$99 million.
On March 23, 2020, the Company announced that it had entered into a new asset backed line of credit with J.P. Morgan for $10 million with an accordion feature to extend the line to $20 million with a three year maturity. In addition, the Company announced that it engaged J.P. Morgan for commercial banking services, including merchant processing services to support the Company’s global growth. As of December 31, 2021, the Company was not in compliance with certain debt covenants and as of March 9, 2022 the line of credit was on hold. On July 27, 2022, this asset backed line of credit was terminated by the Company. No amounts were ever drawn on line of credit.
Effective as of June 11, 2020, the Company and Abacus completed an arrangement (the "Arrangement") pursuant to the Arrangement Agreement and the Company acquired all of the issued and outstanding Abacus Shares. Upon completion of the Arrangement, former shareholders of Abacus held approximately 14.41% of the Common Shares (assuming conversion of all outstanding Proportionate Voting Shares of the Company) and Abacus became a wholly-owned subsidiary of the Company. Under the terms of the Arrangement, each option and common share purchase warrant of Abacus was exchanged for an option and common share purchase warrant (the “Replacement Warrants”) of the Company, respectively, that entitle the holder to acquire Common Shares of the Company in lieu of Abacus Shares, subject to adjustment in number and exercise price to give effect to the Exchange Ratio. Certain of the Replacement Warrants were listed on the TSX under the symbol “CWEB.WS” and were governed by a Supplemental Warrant Indenture between the Company, Abacus and Odyssey Trust Company, as warrant agent, dated June 11, 2020.
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
Effective March 2, 2021, Charlotte’s Web co-founders Joel Stanley and Jared Stanley resigned as members of the Charlotte’s Web Board of Directors.
Effective March 8, 2021, the Company announced the launch of new Charlotte’s Web THC-Free 25mg CBD Oil Tinctures in 10 or 30 milliliter sizes. The Company is expanding its product offerings for consumers seeking a THC-Free option.
Effective March 23, 2021, the Company reported the clinical results of a joint study with Validcare. The study’s preliminary results showed no evidence of liver disease, and no increase in the prevalence of elevated liver function was found among users of Charlotte’s Web™ hemp derived CBD extracts and the other CBD products studied. Charlotte’s Web and 11 other companies supported the study to provide scientific data on liver toxicity to federal and state regulators including U.S Congress and the FDA. Researchers reported of the 839 participants, zero liver toxicity or disease was detected.

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
On May 5, 2021, the Company announced it has teamed up with United States women’s soccer icon and leader Carli Lloyd. Lloyd partnered with CBDMedic™ after beginning to use its topical CBD products following a knee injury and surgery last year. In doing so, Lloyd has become an advocate for the use of hemp-derived CBD to help athletes and people suffering with pain to find all-natural relief. Lloyd attributes her use of CBDMedic™ as a key factor in her recovery. During her recovery, Lloyd began using CBDMedic™ topical products, including Active Sport™ Pain Relief Ointment and Active Sport Pain Relief Stick, which she applies to sore muscles. She also applies CBDMedic™ Arthritis Aches and Pain Relief Cream when she is experiencing joint pain and stiffness. All CBDMedic™ products are THC-free. The Company's relationship with Lloyd expired in February 2023.
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
On June 4, 2021, the Company filed a prospectus supplement to establish an at-the-market equity program (the “ATM Program”). The Company may distribute up to C$60,000,000 of Common Shares of the Company (the “Offered Shares”) under the ATM Program. Distributions of the Offered Shares through the ATM Program are made pursuant to the terms of an equity distribution agreement with Canaccord Genuity Corp. and BMO Nesbitt Burns Inc. (together, the “Agents”). The Offered Shares may be issued by the Company to the public from time to time, through the Agents, at the Company’s discretion. The Offered Shares sold under the ATM Program are sold at the prevailing market price at the time of sale under the ATM Program, and for the year ended December 31, 2021, the Company issued 4,740,300 Offered Shares at an average price of $1.85 per share for gross proceeds of $8,714,202. For the year ended December 31, 2021, share issuance costs were $596,403 for net proceeds to the Company of $8,117,799. The Company became an SEC reporting entity beginning on January 4, 2022. As of that date, the ATM Program ceased to be available to the Company. Thereafter, the manner in which the Company raises capital will likely require that the Company file registration statements with the SEC related to such activities, which will likely increase the time and expense associated with such activities.
Following the Company’s annual general Shareholders’ meeting on June 9, 2021, the elected Board of Directors were Adrienne Elsner (Chief Executive Officer), John Held, Jacques Tortoroli, Jean Birch, and Susan Vogt.
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
Financial year ended December 31, 2022
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
On January 27, 2022 the Company named Jade Proudman, the Chief Executive Officer of Savage Cabbage Ltd., one of the oldest and most trusted CBD companies in the UK, as a Global Brand Ambassador for Charlotte's Web. Further, on March 9, 2022, the Company expanded the distribution agreement with Savage Cabbage and appointed Savage Cabbage the Exclusive Distributor for the United Kingdom.
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
On April 25, 2022, the Company announced the departure of Wes Booysen as its Chief Financial & Operating Officer and the appointments of Lindsey Jensen as the Chief Financial officer and Jared Stanley as the Chief Operating officer.
On June 2, 2022, the Company and Jared Stanley, Chief Operating Officer of the Company, entered into an offer letter memorializing the terms of Mr. Stanley’s service as Chief Operating Officer on an at-will basis.
On June 20, 2022, the Company announced the appointment of Gregory A. Gould, as the Company’s Executive Vice President – Chief Financial Officer, Chief Administration Officer, and principal accounting officer, replacing former Chief Financial Officer, Lindsey Jensen, who notified the Company of her intended resignation from the Company, effective July 8, 2022.
Following the Company's annual general Shareholders' meeting on June 22, 2022, the elected Board of Directors were Jacques Tortoroli (Chief Executive Officer), John Held, Jean Birch, Tim Saunders, and Susan Vogt.
On July 27, 2022, the Company entered into a payoff letter with J.P. Morgan to voluntarily terminate all commitments and obligations under the Company's credit agreement with J.P. Morgan (the "Credit Agreement"), with termination effective as of July 27, 2022. In connection with the execution of the payoff letter, the Company paid J.P. Morgan approximately $20,000 in commitment fees and legal fees and expenses. There were no outstanding borrowings under the Credit Agreement at the time the Company entered into the payoff letter or at the time of termination.
Effective as of July 31, 2022, the Company entered into an Extension and Second Amending Agreement to Name and Likeness and License Agreement (the “First Extension Agreement”) with Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company (“Licensor”). Pursuant to the First Extension Agreement, the term of the Name and Likeness and License Agreement dated August 1, 2018 between the Company and Licensor, as amended by the Amending Agreement to Name and Likeness Agreement effective April 16, 2021, was extended from July 31, 2022 to August 31, 2022.
Effective August 2, 2022, the Company entered into an amendment (the “Amendment”) to the offer of employment, dated December 16, 2021, with Jacques Tortoroli, President, Chief Executive Officer, and Director of the Company. Pursuant to the Amendment, Mr. Tortoroli’s annual base salary and grants under the Company’s 2018 Long-Term Incentive Plan were adjusted to better align with those of the shareholders of the Company.

Effective August 10, 2022, the board of directors of the Company, appointed Tom Lardieri to the Company’s board of directors. Mr. Lardieri’s appointment to the Company’s board of directors was effective immediately.
Effective as of August 31, 2022, the Company entered into an Extension and Third Amending Agreement to Name and Likeness and License Agreement (the “Second Extension Agreement”) with Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company (“Licensor”). Pursuant to the Second Extension Agreement, the term of the Name and Likeness and License Agreement dated August 1, 2018 between the Company and Licensor, as amended by the Amending Agreement to Name and Likeness Agreement effective April 16, 2021, was extended from August 31, 2022 to September 30, 2022.
On September 1, 2022, the Company moved its corporate headquarters from 1801 California Street, Suite 4800, Denver, Colorado 80202 to its existing office space located at 700 Tech Court, Louisville, Colorado 80027.
Effective as of September 30, 2022, the Company entered into an Extension and Fourth Amending Agreement to Name and Likeness and License Agreement (the “Third Extension Agreement”) with Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company (“Licensor”). Pursuant to the Third Extension Agreement, the term of the Name and Likeness and License Agreement dated August 1, 2018 between the

Company and Licensor, as amended by the Amending Agreement to Name and Likeness Agreement effective April 16, 2021 (as amended, the “Name and Likeness Agreement”), was extended from September 30, 2022 to December 31, 2022. Additionally, the Name and Likeness Agreement was also amended to provide the payment of a Company event fee of $1,500 per diem for each Stanley brother that, at the request of the Company’s chief executive officer, participates in any of the following events: (i) customer meetings; (ii) strategic partner meetings; (iii) speaking engagements; (iv) presentations; (v) social media postings; (vi) podcasts; (vi) public relations events; (vii) media interviews; (viii) trade show appearances; and (ix) events substantively similar to any of the foregoing.
On October 11, 2022, Charlotte’s Web Holdings, Inc. (the “Company”) entered into a Promotional Rights Agreement (the “MLB Promotional Rights Agreement”) with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the “MLB”), pursuant to which the Company entered into an exclusive strategic partnership with MLB to promote the Company’s new NSF-Certified for Sport® product line. In consideration for the MLB Promotional Rights Agreement, which expires on December 31, 2025, the Company shall pay MLB over the term of the MLB Promotional Rights Agreement, an aggregate rights fee of $30.5 million and a 10% royalty on the Company’s gross revenue from MLB branded products of the Company sold after prior sales of all such branded products exceed $18.0 million. The Company also entered into a subscription agreement (the “Subscription Agreement”) pursuant to which the Company issued to MLB Common Shares equal to four percent (4%) of the Company’s fully diluted outstanding Common Shares (such Common Shares, the “MLB Shares”). The total number of MLB Shares issued to MLB was 6,119,121 common shares of the Company, issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated under the Securities Act. The Company did not receive any proceeds in respect of the MLB Shares.
Effective as of November 1, 2022, the Company entered into a Manufacturing and Sales License Agreement with Aphria, Inc., an Ontario corporation and an affiliate of Tilray Brands, Inc. (“Tilray”), providing for a strategic alliance between the Company and Tilray, pursuant to which Tilray has the rights to licensing, manufacturing, quality, marketing and distribution of Charlotte’s WebTM CBD hemp extract products in Canada.
Effective as of November 14, 2022, the Company entered into a subscription agreement with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI), providing for the issuance of an approximately US$56.8 million (C$75.3 million) convertible debenture that is convertible into 19.9% ownership of Common Shares at a conversion price of C$2.00 per Common Share of the Company on the Toronto Stock Exchange (TSX).
Effective December 6, 2022, the board of directors of the Company, appointed Alicia Morga to the Company’s board of directors. Ms. Morga’s appointment to the Company’s board of directors was effective immediately following the departure of Jean Birch, who notified the Company and the board of directors of her retirement from the board of directors, which the Company’s board of directors accepted.
On December 19, 2022, the Company announced the departure of Greg Gould as the Chief Financial Officer and the subsequent appointment of Ms. Jessica Saxton to the position of Chief Financial Officer and Principal Accounting Officer effective January 1, 2023.
Effective as of February 22, 2023, the Company entered into an Extension and Fifth Amending Agreement to Name and Likeness and License Agreement (the “Fourth Extension Agreement”) with Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company (“Licensor”). Pursuant to the Fourth Extension Agreement, the term of the Name and Likeness and License Agreement dated August 1, 2018 between the Company and Licensor, as amended by the Amending Agreement to Name and Likeness Agreement effective April 16, 2021, was extended to June 30, 2023.
Effective March 14, 2023, Jonathan Atwood was appointed as the designee to the board of directors by BT DE Investments Inc., pursuant to the Investor Rights Agreement between the Company and BT DE Investments Inc., dated November 14, 2022. The Investor Rights Agreement was entered into by the Company and BT DE

Investments Inc. in connection with the Company’s issuance of the $56.8 million debenture to BT DE Investments Inc. on the terms of the subscription agreement, dated November 14, 2022 by and among the Company and BT DE Investments Inc.
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

Product Overview
Product Portfolio
The Company offers a mix of products that have been strategically developed to fit with its objective of delivering a full suite of best-in-class FSHE wellness products that meet its customers’ demands for stringent quality and consistency. The Company currently markets its products under the “Charlotte’s Web”, “CBD CLINIC”, “CBDMEDIC” and “Harmony Hemp” trade names. The Company’s current product categories include human ingestible products (tinctures, capsules, gummies and sprays), topicals, pet products, and NSF Certified for Sports broad spectrum tincture products. The acquired brands of Abacus include CBD CLINIC, CBDMEDIC, and Harmony Hemp. The acquisition of these brands substantially expanded the Company’s topical offerings and presence in both the key food and mass and health practitioner markets.
Tinctures
A human ingestible liquid product is a combination of oil and full spectrum hemp extracts containing naturally occurring CBD. Ingestible liquid products are delivered in either coconut-based medium chain triglyceride (“MCT”) oil or olive oil, in some cases with flavor. Liquid products are meant to be consumed by direct ingestion.
Capsules
Ingestible capsule products have standardized amounts of FSHE. Original capsule products were in the form of a dry powder, inside a hard-capsule shell. In 2019, CW innovated its capsule offering, introducing liquid capsules. Ingredients in liquid capsules include carrier oil (extra-virgin organic olive oil) and FSHE. The capsules are constructed with hydroxypropyl methylcellulose, which reduces oxidation to naturally extend shelf life and maintain the integrity of the high-quality ingredients. The liquid capsules are non-GMO, gluten-free, kosher, 100% vegan and allergen free. Capsule products are meant to be consumed by direct ingestion.
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
Pet
The Company pet products are currently for canine use. Ingestible pet products are delivered in liquid (drops) and solid (chew) forms. Ingredients are a combination of oil and FSHE. The pet line was developed in adherence with the strict quality standards of the National Animal Supplement Council (“NASC”), which has a quality seal audit program and the mission of which is to promote the health and well-being of companion animals and horses that are given animal health supplements by their owners, and to protect and enhance the animal health supplement industry. Liquid canine products are delivered in coconut-based MCT oil with or without flavor. The liquid and solid products are meant to be consumed by direct ingestion.
Key Competitive Advantages of Product Offering
Charlotte’s Web’s founders, the Stanley Brothers, have garnered substantial international media and legislative attention over the past several years, strengthening the Company's brand.

In addition to Charlotte’s Web brand and substantial goodwill generated from the Company’s legislative efforts and media exposure, the Company's believes the following are also competitive advantages of the Company:
a.Cultivation Experience and Capacity — With years of experience in plant cultivation, the Company has selected prime farmland to grow its hemp with access to substantial additional farmland for future capacity. In addition to third-party cultivation in Canada, the Company is exploring additional international cultivation and distribution opportunities. The Company believes there is no other entity in the world with more experience bringing large-scale, hemp-based operations to the market while maintaining impeccable product quality.
b.Industry-leading Manufacturing Capability — CW leases a 136,610-square-foot industrial building located in Louisville, Colorado, which houses its primary production and R&D divisions. This facility is staffed with professional personnel responsible for production management, quality control/assurance, analytical chemistry, product development and process engineering to ensure product quality.
c.Control of Supply Chain — The Company is substantially vertically-integrated and maintains control over its proprietary genetics throughout the entire cultivation and extraction processes — from seed/clone to packaged products. The Company currently uses select contract manufacturers for gummies, sprays, topicals and capsules who manufacture products according to the Company’s specifications and standards. Some companies in the CBD industry produce their products from imported hemp pastes of unknown origin, quality, and purity.
d.Rigid Quality Management System — The Company has implemented a rigid quality management system that includes documented internal quality processes and both internal testing laboratories as well as independent third-party testing laboratories.
e.Proprietary Genetics — The Company has been granted U.S. and Canadian Utility Patents for its hemp genetics. The Company has earned a total of five U.S. Utility Patents and five Canadian Utility Patent covering hemp varieties as it advances the science of hemp horticulture. The Company believes that the positive media exposure surrounding its proprietary strains have made Charlotte’s Web one of the most sought-after brands in the emerging hemp and CBD markets. Furthermore, the Company developed and launched a fully integrated breeding program in 2017 to further its genetic IP portfolio.
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
The Company cultivated 6 acres of irrigated farmland in Colorado for the 2021 growing season and harvested 26,000 lbs. In 2021, the Company’s focus in cultivation continued to be on international market entrance through cultivation and in R&D, plant breeding and regional plant variety trials. The Company executed on multiple research plots across three growing regions with proven success. This will allow the Company to create early maturing times for northern latitude variety specific cultivars and innovate cannabinoid developments for expanded product offerings.
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
Cultivation Research & Development
Since its first crop production in 2014, the Company has taken a leadership position in advancing the technology surrounding all aspects of Hemp production. The Company’s R&D efforts are being driven both by the increasing demand for the Company’s products and its desire to create an expanded portfolio of products that serve the customers’ needs and creating improved varieties for cultivation success in northern latitude regions such as Canada and potentially Europe. The Company’s baseline varieties, were not proven to be successful in growing in regions outside of Colorado. For this reason, the Company launched its breeding division in 2017 for the purpose of hybrid development to allow successful expansion to other growing regions and international markets.

Breeding Division
The breeding division's main purpose is to expand the Company’s proprietary hemp variety portfolio. This allows for successful cultivation expansion in both US and International markets, as well as creating innovative cannabinoid development for expanded product development. The breeding program has five variety patents, including two hemp hybrid varieties with proven disease resistance and increased yield which lowers cultivation costs of production. In addition to hybrid development, the division oversees the Company’s seed production and supply, import/export requirements, R&D hemp regulatory compliance, assists in State and Federal legislative efforts and supports cultivation operations.
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
Harvesting
Harvesting continues to be a significant challenge in the broader Hemp industry with current practices following the processes of the tobacco industry. Once the plants are harvested from the fields, they are hung upside down in outdoor dry structures. The dried plants are then further processed off the plant stalk for final storage. If processed at the correct moisture content, the shelf life of the harvested plants is proven to remain stable for at least four years. However, this method of drying creates scalability issues and can also cause potency loss in the raw material. With this harvesting process, there are limitations applicable to both available infrastructures and labor in agricultural regions. To mitigate these challenges, the Company has focused its Colorado, Kentucky, Oregon, and Canada cultivation teams on the development of new, more scalable processes to mechanize harvesting without sacrificing quality. The Company has successfully scaled the harvesting and drying process and believes it has enough capacity to meet the Company’s medium-term needs.
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
In 2020, the Company began operating from a new 136,610-square foot manufacturing and extraction, warehouse, and distribution facility. The LOFT has been constructed using state of the art processes and equipment to deliver superior products to the Company’s customers. The facility efficiently executes the Company’s core competencies in R&D, product development, quality control, tincture manufacturing and filling, and product delivery.
The Company believes it has sufficient capabilities to meet its core production requirements over the long term. The facility also has been designed to accommodate incremental manufacturing capacity as business needs require, including the strategic insourcing of contract manufactured products beyond tinctures.

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
The Company’s topical, chews, and liquid products are currently blended, flavored, filled, labeled, and packaged into consumer cartons at either its production facility or at contract manufacturer facilities. The Company is continuously working to qualify additional third-party contract manufacturers to ensure adequate encapsulation, bottling, and packaging capabilities necessary to meet demand for the Company’s products.
Quality Management Systems
In 2020, the Company was the first hemp extract company to receive an NSF certification. NSF International’s dietary supplements certification is a globally recognized standard that establishes requirements for the ingredients in dietary and nutritional supplements and is considered the gold standard for products in the dietary supplement space. In October 2022, Charlotte’s Web SPORT – Daily Edge, became the first broad-spectrum hemp-derived tincture to be Certified for Sport® by NSF. NSF's Certified for Sport® program verifies that products do not contain unsafe levels of contaminants, prohibited substances or masking agents, and that what is on the label matches what is in the product. The Certified for Sport® certification is the only independent third-party certification program recognized by Major League Baseball.

Additionally in January 2022, the Company was the first hemp extract company to achieve International Organization for Standardization ("ISO") 17025 certification. This certifies that the Company meets the technical and quality benchmarks by ISO 17025 for analytical chemistry testing methods.
The Company employs cGMP at each stage of its production. cGMP refers to the current Good Manufacturing Practices regulations enforced by the FDA.1 Adherence to cGMP regulations assures the identity, strength, quality, purity, and composition of products by requiring that manufacturers adequately design, monitor, and control manufacturing operations. This includes establishing strong quality management systems, obtaining appropriate quality raw materials, establishing comprehensive standard operating procedures, detecting and investigating product quality deviations and maintaining reliable testing practices. This formal system of controls helps in preventing instances of contamination, deviations, failures, and errors. This ensures products manufactured under cGMP meet quality standards.
1 See 21 C.F.R. Part 111.

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
The Company’s products are sold in chiropractic and doctors’ offices, gyms, massage therapy offices, salons, hotels, direct deliver services, animal clinics, and pet stores.
The Company distributes its products within the United States and, in select international markets through local or regional distribution partners. Retail distribution strategy is focused on gaining broad distribution within the natural channel and conventional food and mass market ("FDM") retailers.
The Company’s internal sales team has a two-pronged approach to building distribution: (i) focus on gaining distributors with access to key strategic verticals in the medical, FDM, and natural channels; and (ii) contracted broker teams that assist in driving brand representation in larger food accounts. Additionally, the Company’s internal sales team directly nurtures and maintains retail relationships. The Company believes this model is extremely effective in targeting accounts with the right message to build and capitalize on the Company’s brand momentum.
The Company believes broad brand recognition and increasing market demand in the adaptogenic supplements category (where CBD is typically positioned) results in strong brand sales, which helps promote increased category development and new account acquisition. The Company believes these accounts will enable it to achieve broader distribution, opening new consumer segments and driving growth by increasing awareness, consideration, and purchase. The Company believes it is leading the way in the category by opening conventional channels that have historically been resistant to place CBD items on their shelves. Key to this success has been the relationships and partnerships with key natural accounts.
The Company continues to sell its CBD CLINIC products into the practitioner market comprising of naturopathics, chiropractors, acupuncturists, physical and massage therapists, functional practitioners and continues to expand the total number of health care practitioners in the CBD CLINIC network. The market for the CBD CLINIC products is primarily served through national distributors. The Company believes that it can continue to capture and increase its market share in this market by increasing its sales and marketing efforts targeted at this market.
The Company’s sales are executed through customized strategies depending on the retail verticals. For example, in specialty food accounts, a combination of sales brokers and distributors are strategically located within geographical markets. This provides proximity along with hands-on support at the store level to ensure products are correctly labeled and merchandised. Depending on the size of the account, some locations are deemed to be “national accounts” that receive additional support from the Company’s internal retail sales team. This allows the Company’s brokers and distributors to manage multiple independent specialty food locations, while still achieving the same level of support that is expected in the Company’s larger chain retail customers.
The Company utilizes e-commerce to reach consumers and guide them through the hemp and CBD buying process. The Company believes consumers rely heavily on digital research. Key to this approach is the ability to access consumers organically who are searching the web for “CBD” or “Charlotte’s Web” both on the Company’s website as well as through linking from reliable providers of content and education. The Company’s website delivers on this through high levels of product purchase and engagement via opting into the Company’s email newsletter subscription. This indicates a higher level of interest in educational resources and product knowledge. The Company concentrates its activities in the digital space through:
•Search Engine Optimization — A collaborative, integrated effort with content and public relations teams optimizing search engine results in the category for those seeking both general education and availability to purchase
•Email — Growing the current subscriber list, building a new customer journey, and working to develop segmentation processes to deliver relevant and personalized content
•Social — Leveraging the passion of the Company and its founders through a dynamic website and branding strategy which will be used to maintain the Company’s relevance among consumers
•Referral — Utilizing third-party influencers during marketing campaigns to amplify brand and product awareness – significant care has been taken to find users organically (prior to approaching) to ensure authentic and real testimonials of their own use
•Display Advertising — Developing display advertising strategy and integrating into 360° campaign planning via media buying capabilities
•Drive direct to “.com” — Optimizing the customers’ web experience to convert browsers into buyers and driving repeat purchases via the elimination of consumer friction points
Currently, orders are fulfilled through a LOFT fulfillment center located in Louisville, Colorado, and the use of third-party logistics providers.
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
Consumer segmentation is being used to transform the Company’s consumer activities through both valuable understanding of the customer base, as well as the ability to activate and differentially invest in core consumer segments that will assist in developing the strongest lifetime value proposition for customers. Key elements of the segmentation include:
•driving ability to use targeted messaging to more effectively motivate trial orders, improve overall product trial experience, promote repeat purchasing patterns and ensure retention;
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
The Company continues to promote the awareness of its brands through investment in marketing programs, sponsorships and continued participation in events that offer wide exposure to both trade partners and consumer retail markets. For example, on October 11, 2022, the Company entered into the MLB Promotional Rights Agreement with MLB pursuant to which the Company entered into an exclusive strategic partnership with MLB to promote the Company’s new NSF-Certified for Sport® product line.
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
•paid, earned, and affiliate media to build awareness of the sector and the unique qualities of the Company’s brand equity and products
•search engine optimization ("SEO") and email marketing to drive consumer purchase and subscriptions on CW.com, the Company’s e-commerce platform
•partnerships and affiliates that reach expanded consumer segments
•public relations campaigns and events to amplify targeted social and media marketing communications
•trade marketing to increase visibility and differentiation of our products in customer stores
•word of mouth and referrals from health care practitioners, their colleagues, patients, and Brand Ambassadors
•event marketing and support of various social responsibility initiatives
Competition
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
The Company’s principal competitors in the CBD wellness products space include companies such as CV Sciences (PlusCBD), cbdMD, Medterra, and Garden of Life.

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
Intellectual Property
The Company’s intellectual property and proprietary rights are important to its business. In efforts to secure, maintain, and protect its intellectual and proprietary rights, the Company relies on a combination of patent, trademark, trade secret, trade dress and other rights in the United States and Canada. The Company also has confidentiality and/or license agreements with certain employees, contractors and other third parties, which limit access to and use of the Company’s proprietary intellectual property.
Pursuant to the “Name and Likeness Agreement” entered into between the Company and Leeland & Sig d/b/a Stanley Brothers Brand Company, a Colorado limited liability company owned by certain founders, including each of the Stanley Brothers (the “Stanley Brand Company”) effective August 1, 2018, and further amended on April 16, 2021, July 30, 2022, August 31, 2022, September 30, 2022, and February 17, 2023, Stanley Brand Company grants the Company a non-exclusive, worldwide right to use the name “Stanley Brothers” and the likeness of the seven Stanley Brothers until June 30, 2023, on a royalty-free basis. Each party to the Name and Likeness Agreement has the right to cause the other party to cease use of the name in certain circumstances such as misuse, bad acts, or a corporate acquisition. The initial term of the Name and Likeness Agreement was for a thirty-six (36) month period, with the Company agreeing to begin activities to cease all use of any intellectual property used under the Name and Likeness Agreement within thirty (30) days of expiration or termination thereof. In connection with the execution of the Name and Likeness Agreement, the Company executed employment agreements with each of the Stanley Brothers on September 1, 2018 providing for aggregate annual base salaries to the Stanley Brothers of $1,425,000. On April 16, 2021, pursuant to an amending agreement, the Name and Likeness and Agreement was extended for a period of one year, expiring July 31, 2022. In addition, the Company executed a consulting agreement which extended the service arrangements of the seven Stanley Brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement, the Company paid $2,081,250 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the Stanley Brothers, as consideration for the extended use of the “Stanley Brothers” name and the likeness of the seven Stanley Brothers, as well as consulting services to be provided to the Company over the term of the consulting agreement and certain restrictive covenants. Effective July 31, 2022, the Company executed an Extension and Second Amending Agreement to Name and Likeness and License Agreement, extending the term from July 31, 2022 to August 31, 2022. Effective August 31, 2022, the Company executed an Extension and Third Amending Agreement to Name and Likeness and License Agreement, extending the term from August 31, 2022 to September 30, 2022. Effective September 30, 2022, the Company executed an Extension and Fourth Amending Agreement to Name and Likeness and License Agreement (as amended, the “Name and Likeness Agreement”), extending the term from September 30, 2022 to December 31, 2022. Additionally, the Name and Likeness Agreement was also amended to provide the payment of a Company event fee of $1,500 per diem for each Stanley brother that, at the request of the Company’s chief executive officer, participates in any of the following events: (i) customer meetings; (ii) strategic partner meetings; (iii) speaking engagements; (iv) presentations; (v) social media postings; (vi) podcasts; (vi) public relations events; (vii) media interviews; (viii) trade show appearances; and (ix) events substantively similar to any of the foregoing. Effective February 22, 2023, the Company executed an Extension and Fifth Amending Agreement to Name and Likeness and License Agreement (as amended, the “Name and Likeness Agreement”), extending the term to June 30, 2023. See “Certain Relationships and Related Transactions, and Director Independence – Company Transactions with Related Parties.” The Name and Likeness Agreement does not affect the Company’s intellectual property rights in connection with its use of “Charlotte’s Web.” See “Risk Factors – Risks Relating to the Company’s Business and Industry – Reliance on the Stanley Brothers brand could have negative consequences.”

Effective January 5, 2023, the Company entered into a Brand License and Option Agreement (“License Agreement”) with JMS Brands LLC, an entity owned by Jesse Stanley, one of the Company’s founders. Pursuant to the Brand License and Option Agreement, the Company licenses certain intellectual property from JMS Brands LLC, for an annual license fee of $500,000. Pursuant to the terms of the License Agreement, the Company has the option to purchase the intellectual property rights for two million dollars ($2,000,000).
The Company currently has a portfolio of pending U.S. plant, utility and design patent applications directed to CW’s most promising plant genetics, proprietary extraction technology, cannabinoid isolation methods and cannabinoid conversion processes and industrial designs. The Company also has pending U.S. and Canadian trademark applications.
The Company now has earned a total of five U.S. Utility Patents covering hemp varieties as it advances the science of hemp horticulture. The Company also five Canadian Utility Patents covering the 'CW1AS1',‘Lindorea’, ‘Kirsche’, ‘AF15B15-21', and ‘EM15B2A170’ hemp varieties.
For each of the Company’s material patents, the chart below identifies (i) the patent, (ii) the type of intellectual property (“IP”) subject to the patent, (iii) the jurisdiction where the patent is held, (iv) the title of the patent, (v) the inventor(s) and assignee(s), and (vi) the status of the patent. The patents listed below expire between 2039 and 2042, and cover novel hemp strains used or with potential use in Company products, or for other commercialization opportunities.

Patent / Publication Type of IP / Jurisdiction	Title / Inventor(s) / Assignee (s)	Status / Comments
CA 3,101,952 2022-01-25 Utility - Canada	HEMP PLANT NAMED 'CW1AS1' Stanley, Joel Reel, Keri CHARLOTTE'S WEB, INC.	ISSUED Related Technologies: •Protection for 'CW1AS1' hemp line.
US 10,653,085 2020-05-19 Utility - United States	HEMP PLANT NAMED 'CW1AS1' Stanley, Joel Reel, Keri CHARLOTTE'S WEB, INC.	ISSUED Related Technologies: •Protection for 'CW1AS1' hemp line.
US 10,736,295 2020-08-11 Utility - United States	HEMP PLANT NAMED 'CW1AS1' Stanley, Joel Reel, Keri CHARLOTTE'S WEB, INC.	ISSUED Related Technologies: •Protection for 'CW1AS1' hemp line.
US 10,888,059 2021-01-12 Utility- United States	HEMP PLANT NAMED 'LINDOREA' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'LINDOREA' hemp line. .

US 10,888,060 2021-01-12 Utility- United States	HEMP PLANT NAMED ‘KIRSCHE’ Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'KIRSCHE' hemp line.
US 11,503,787 2022-11-22 Utility- United States	HEMP PLANT NAMED ‘EM15B2A170’ Brian Campbell CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'EM15B2A170' hemp line.
CA 3,169,404 2023-02-07 Utility- Canada	HEMP PLANT NAMED 'LINDOREA' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'LINDOREA' hemp line. .
CA 3,169,446 2023-03-07 Utility- Canada	HEMP PLANT NAMED ‘KIRSCHE’ Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'KIRSCHE' hemp line.
CA 3,155,121 2023-01-31 Utility- Canada	HEMP PLANT NAMED ‘AF14B15-21’ Brian Campbell CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'AF14B15-21'' hemp line.
CA 3,157,865 2023-02-07 Utility- Canada	HEMP PLANT NAMED ‘EM15B2A170’ Brian Campbell CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'EM15B2A170' hemp line.
The Company is subject to certain risks related to its intellectual property. For more information, see “Risk Factors –Risks Relating to the Company’s Business and Industry – The Company’s intellectual property may be difficult to protect.”

Employees and Human Capital
As of December 31, 2022, the Company had 170 full time employees. Of these employees, 85 were employed in manufacturing operations positions, 34 were employed in sales and marketing positions, 42 were employed in general, quality, and administrative positions, 5 were employed in cultivation positions, and the remaining 4 employees were engaged in R&D aspects of the business.
The Company believes it has an advantage in attracting employees with its purpose-based mission, B-Corp status, and its leadership position in the industry, and prides itself in attracting, retaining and developing individuals with complementary mix of professional experiences and industry knowledge. The Company values diversity in culture, race, and sexual differences and has established affinity groups led by leadership to ensure these differences are supported in the workplace, and that employees may realize their professional goals through development programs and mentoring. The Company believes in investing in each of its employees and devotes the necessary resources to ensure all employees are given the proper tools and resources to grow in their respective fields. The Company also believes in cultivating a collaborative working environment wherein everyone is valued for their contribution to the team and rewarded for their accomplishments.
The Company has assembled a management team with significant professional expertise in distribution, cultivation, sales, science, intellectual property, technology, finance, customer service, consumer packaged goods ("CPG"), marketing, business development, acquisitions, capital markets and market analysis. The Company’s management team includes executives with many years of experience in their respective fields. See “Risk Factors – Risks Relating to the Company’s Business and Industry – The Company depends on key personnel and its ability to attract and retain employees.”
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
Building Brand Awareness
Management believes the Charlotte’s Web brand is among the strongest in the hemp-derived CBD industry. Brand recognition will continue to be driven by several factors including: (i) earned media events similar to what has historically occurred with the Company with entities such as CNN, Today Show, the New York Times and Forbes; (ii) paid media and affiliate programming through targeted consumer campaigns on major platforms; (iii) email, social media and blogs; (iv) partnerships and influencer marketing such as Major League Baseball, and Angel City

Football Club; (v) use of subject matter experts; (vi) legislative participation; (vii) public speaking engagements at key industry and cultural events; and (viii) B Corporation certification and social impact partnerships. In addition to these active outlets to build brand awareness, the Company supports word-of-mouth endorsements and testimonials from its customers who are advocates for its brands and products. Marketing activations and marketing-driven innovations are developed with the support of industry data through various insight partners.
International Expansion
The Company is exploring increased global distribution, including via e-commerce, in the future, with near-term expansion focused on the United Kingdom, European Union, Israel, and Canada. Expansion into additional jurisdictions will be done in compliance with applicable regulatory requirements in such jurisdictions and the cost and complexity of such compliance will form part of the strategic evaluation process for any proposed expansion. International penetration will be done primarily via local and regional sales & distribution partnerships.
On December 9, 2020, the Company announced that it signed the exclusive distribution agreement in Israel with Israel-based InterCure Ltd., which owns one of Israel’s largest and most established medical Cannabis producers, Canndoc. Its GMP-verified medical Cannabis products are sold in pharmacies in Israel, and it holds international cultivation and distribution agreements in the European Union. Selected Charlotte’s Web hemp extract wellness products are intended to be available to the Israeli public through AltCure, a subsidiary of InterCure Ltd.
Effective as of November 1, 2022, the Company entered into a Manufacturing and Sales License Agreement with Aphria, Inc., an Ontario corporation and an affiliate of Tilray Brands, Inc. (“Tilray”), providing for a strategic alliance between the Company and Tilray, pursuant to which Tilray has the rights to licensing, manufacturing, quality, marketing and distribution of Charlotte’s WebTM CBD hemp extract products in Canada.
Improved Distribution
At the end of 2022, the Company’s products were sold in retail locations and health care practitioners across the U.S., as well as over one million addressable consumers on e-commerce. The Company believes distribution gains in the U.S. are nevertheless achievable through:
•incremental retail locations with existing customers
•increased consumer purchases in existing retail customer
•penetrating new customer channels such as hospitality, sports, and travel
•increased traffic to and purchases via the Company’s e-commerce platform
Regulatory Framework
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
Consequently, the Company’s products are not sold pursuant to the rules and regulations governing the cultivation, transportation, and sale of medicinal or recreational marijuana. The Company cultivates, processes, transports, and sells its products pursuant to the 2018 Farm Bill and in accordance with applicable state and local laws. All Hemp produced and sold by the Company constitutes Hemp under the 2018 Farm Bill as well as under the laws of the states in which the Company cultivates, manufactures, and sells such Hemp-based products. If sold internationally, products are sold in accordance with the laws of the importing and exporting jurisdiction.
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
The 2018 Farm Bill permanently removed hemp and its derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers from the purview of the CSA. Hemp is now deemed an agricultural commodity, and is no longer classified as a controlled substance, like marijuana. Furthermore, by defining Hemp to include its derivatives, extracts, and cannabinoids,2 Congress impliedly removed popular Hemp products, such as Hemp-derived CBD, from the purview of the CSA. Accordingly, the U.S. Drug Enforcement Agency ("DEA") no longer has regulatory authority to interfere with the interstate commerce of Hemp products, so long as the THC level is at or below 0.3% on a dry weight basis. The 2018 Farm Bill also provides that state and Native American tribal governments may impose separate restrictions or requirements on hemp growth and the sale of Hemp products. However, they cannot interfere with the interstate transportation or shipment of lawfully produced Hemp or Hemp products. As a result of the 2018 Farm Bill, federal law now provides that CBD derived from Hemp is not a controlled substance under the CSA; however, states take varying approaches to regulating the production and sale of Hemp and Hemp-derived CBD. Some states, including California, Florida, and Texas, explicitly authorize and regulate the production and sale of Hemp-derived CBD or otherwise provide legal protection for authorized individuals to engage in commercial Hemp activities provided the products comply with testing, labeling/packaging, registration, and/or other requirements. Hemp cultivation is now permitted in all 50 states,3 but several states, including Missouri and Illinois, do not expressly allow the sale of Hemp and Hemp-derived CBD. Additionally, a number of states prohibit the sale of ingestible CBD products based on the FDA’s position that, pursuant to the FD&C Act, it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are Hemp-derived. Several states are also considering THC limits and age-related sales restrictions for Hemp-derived products that contain THC, such as full spectrum hemp extracts.
2 Agriculture Improvement Act of 2018 (section 10113) (defining hemp under the Agricultural Marketing Act of 1946, 7. U.S.C. 1621).
3 The District of Columbia does not currently permit hemp cultivation.

The Company’s activities related to the production, marketing and sale of its products comply with the 2018 Farm Bill, as applicable to its operations. However, certain government agencies (such as the FDA) and certain federal officials have challenged the scope of permissible commercial activity. FDA representatives, for example, have stated they believe that producers of some CBD-based products, including the Company, produce and sell their products in violation of the FD&C Act. Similarly, the Company’s marketing activities fall within the FDA’s jurisdiction, and in 2017, the FDA issued a Warning Letter to the Company for FD&C Act non-compliance, which the Company has responded to, in part to comply with the Warning Letter and in part to challenge FDA’s assertions in the letter. The Company has not received a response from the FDA and the Warning Letter remains open. Over the past several years, FDA has issued numerous warning letters to companies marketing CBD products with disease or unlawful drug claims. The letters reiterate the agency’s position that CBD cannot be added to food and dietary supplements and targeted companies whose products violated the FD&C Act’s prohibition against: i) marketing CBD as or in a dietary supplement, human and animal food, or food additives; ii) marketing a dietary supplement, human and animal food, or cosmetic with disease or drug claims (i.e., claims suggesting that a product is intended to treat, cure, or prevent disease); iii) including a substance in human or animal food when that substance is not GRAS; and iv) selling products that are misbranded due to their failure to include “adequate directions for use by a layperson”. The FDA’s enforcement against the sale and marketing of CBD products has to date been limited to the issuance of warning letters, although enforcement could include civil and criminal penalties. The legal status of CBD in food and dietary supplements remains under active consideration by the FDA as of the date of this Form 10-K, as the agency continues to evaluate the regulatory framework that should apply to Cannabis-derived products intended for non-drug uses. In January 2023, the FDA issued a statement concluding that existing regulatory frameworks for dietary supplements and foods are not appropriate for CBD due to potential safety risks, and that it will work with Congress to develop an appropriate pathway for the regulation of CBD products. While the Company disagrees with the position of the FDA, there is risk that this agency could take enforcement or regulatory actions against the Company.
Legal barriers applicable to, and risks associated with, selling Hemp and Hemp-derived CBD products result from a number of factors, including the fact that Hemp and marijuana are both derived from the Cannabis sativa L. plant, the rapidly changing patchwork of state laws governing Hemp and Hemp-derived CBD, and the FDA’s position that it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, i.e. the FDA’s position that CBD cannot be marketed in a dietary supplement on the basis that substantial clinical trials studying CBD as a new drug were made public prior to the marketing of any food or dietary supplement containing CBD, and therefore food or dietary supplements are precluded from containing this ingredient, referred to as the IND Preclusion. However, the removal of Hemp and its extracts, including CBD, from the CSA pursuant to the 2018 Farm Bill, and the establishment of multiple state regulatory frameworks that permit the sale of Hemp-derived CBD products are positive developments. Currently it is unclear whether Congress will move forward with legislation to allow CBD in dietary supplements in light of the FDA’s determination that a new regulatory pathway is needed. Timing for the FDA to develop a new pathway is also uncertain, but is likely to take several years. Stakeholders take different positions regarding the scope of legal activity in light of the interplay of federal and state law, and in light of recent developments, such as the 2018 Farm Bill, the September 30, 2017 decision of the World Anti-Doping Agency to drop CBD from its list of prohibited substances, and the World Health Organization Expert Committee on Drug Dependence review report finding that CBD is “generally well tolerated with a good safety profile” and low abuse potential.4
Should the Company determine to sell products containing greater than 0.3% THC, additional regulatory regimes, both in the U.S. and internationally, will apply. However, at this time no such product has been developed by the Company.
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
The 2014 Farm Bill
In 2014, Congress enacted the 2014 Farm Bill. The 2014 Farm Bill, the provisions of which expired as of December 31, 2021, authorized institutions of higher education and state departments of agriculture (and their contractual designees) to cultivate hemp, notwithstanding the CSA or any other federal law, provided that certain conditions are met.5 The scope of the 2014 Farm Bill was limited to cultivation that was: (a) for research purposes (inclusive of market research, which multiple federal agencies have confirmed includes commercial sales with a research purpose); (b) part of an “agricultural pilot program” or other agricultural or academic research; and (c) permitted by state law. Many states that adopted pilot programs under the 2014 Farm Bill have since replaced them with approved programs under the 2018 Farm Bill, described below.6 The various state Hemp programs had different requirements regarding the registration of cultivators and processors, the involvement of institutions of higher education, and permissible commercialization.7 Activities determined to be compliant with the 2014 Farm Bill were protected from federal interference by successive Consolidated Appropriations Acts enacted during the years 2015 through 2021. The Consolidated Appropriations Acts generally prohibited the federal government’s use of funds in contravention of the 2014 Farm Bill and specifically prohibited such federal interference with regard to the “transportation, processing, sale, or use of . . . hemp, or seeds of such plant, that is grown or cultivated in accordance with the [2014 Farm Bill], within or outside the [s]tate in which the . . . hemp is grown or cultivated.” Rather than distinguishing between “hemp” and “marijuana” based on the part of the plant from which a product is derived, the 2014 Farm Bill definition included all parts of the Cannabis plant, and distinguished hemp from marijuana on the basis of the concentration of THC. Any plants that exceeded the 0.3% THC limitation were considered marijuana (a Schedule I controlled substance), and thus were not compliant with the 2014 Farm Bill. Activities determined to be outside the scope of the 2014 Farm Bill were not protected by the Appropriations Rider and were subject to federal enforcement action. Notwithstanding the passage of the 2018 Farm Bill and the publication of the interim final rule dated October 31, 2019 issued by the USDA in respect of commercial production of Hemp in the United States ("USDA IFR"), the hemp cultivation and research provisions contained in the 2014 Farm Bill remained in effect until December 31, 2021. Many states relied on their existing pilot program regimes—either in choosing to continue operating under the 2014 Farm Bill until its expiration or in submitting a 2018 Farm Bill plan to assume primary regulatory authority over Hemp production. Because the 2018 Farm Bill permits states and Native American tribes to regulate Hemp and Hemp-derived products more restrictively than the 2014 Farm Bill, variances in these jurisdictions’ laws and regulations on Hemp may to persist. Compliance with state law remains imperative under the 2018 Farm Bill.
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
5 See http://www.ncsl.org/research/health/state-medical-marijuana-laws.aspx.
6 https://www.ams.usda.gov/rules-regulations/hemp/state-and-tribal-plan-review.
7 Id.

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
Since the passage of the 2018 Farm Bill, FDA released multiple statements concerning its efforts to review the safety of CBD to help determine whether to allow the marketing of CBD as a dietary supplement and food. For example on March 5, 2020, former FDA Commissioner Dr. Stephen M. Hahn issued a statement on the FDA’s work to educate the public on CBD’s perceived safety risks and its steps to solicit additional public feedback, data, and research on the science, safety, and quality of CBD products.8 These new steps include re-opening the public docket so that FDA can obtain additional scientific data on CBD.
A congressional mandated report from FDA on CBD was submitted to Congress on March 5, 2020 and confirmed that the FDA was actively considering pathways to allow the marketing of CBD as a dietary supplement, such as through a notice and-comment rulemaking or interim risk-based enforcement policies. The report signaled the FDA’s continued interest in certain aspects of CBD, including effects from sustained use, effects from different
8 See https://www.fda.gov/news-events/press-announcements/fda-advances-work-related-cannabidiol-products-focus-protecting-public-health-providing-market.

methods of exposure, and effects on the developing brain and on the unborn child and breastfed newborn, and its interest in developing an appropriate regulatory pathway for CBD products.At this time, former Commissioner Hahn also publicly stated that it would be a “fool’s game” for the FDA to pull CBD products from the market entirely, as their use is already widespread.9
In January 2021, the FDA issued an update entitled “Better Data for a Better Understanding of the Use and Safety Profile of Cannabidiol (CBD) Products.”10 In the statement, the FDA acknowledges the rapid increase and interest in the availability of CBD and other products derived from Cannabis, and called for “real-world data” on the use and safety of CBD. The call acknowledges the FDA’s current gaps in understanding of the safety profile of CBD, which may be addressed through obtaining real-world data and a robust evidentiary foundation to inform public health decisions regarding CBD. The FDA further noted that it is continuing to “evaluate the regulatory frameworks that apply to certain Cannabis-derived products that are intended for non-drug uses, including whether any new FDA regulations may be warranted.”
On March 22, 2021, the FDA issued a news release announcing the issuance of warning letters to two companies for selling OTC products labeled as containing CBD, alleging that the products are illegally marketed unapproved drugs and misbranded due to prominent featuring of CBD on the labeling. Similar warning letters were issued to other online CBD retailer in 2021 and 2022.
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
On May 4, 2022, the FDA issued warning letters to five companies for selling products labeled as containing delta-8 tetrahydrocannabinol (delta-8 THC) in ways that violate the Federal Food, Drug, and Cosmetic Act (FD&C Act). This action was the first time the FDA issued warning letters for products containing delta-8 THC. In addition to the violations related to FDA-regulated products containing delta-8 THC, several of the warning letters outlined additional violations of the FD&C Act, including marketing CBD products claiming to treat medical conditions in humans and animals, promoting CBD products as dietary supplements, and adding CBD to human and animal foods.

On November 21, 2022, the FDA posted warning letters to five companies selling products containing CBD, stating that these companies were selling CBD containing products that people may confuse for traditional foods or beverages which may result in unintentional consumption or overconsumption of CBD. The FDA stated that CBD-containing products in forms that are appealing to children, such as gummies, hard candies and cookies, are especially concerning.
9 See https://www.nutraingredients-usa.com/Article/2020/02/28/FDA-chief-Hahn-says-it-would-be-fool-s-game-to-try-to-shut-down-CBD-markets#.
10 See https://www.fda.gov/news-events/fda-voices/better-data-better-understanding-use-and-safety-profile-cannabidiol-cbd-products.
11 FDA, Cannabis Derived Products Data Acceleration Plan, October 2021, available at https://www.fda.gov/media/153183/download.

On January 26, 2023, the FDA issued a statement denying three citizen petitions that had asked the agency to conduct rule making to allow the marketing of CBD products as dietary supplements, and further stated that a new regulatory pathway would benefit consumers by providing safeguards and oversight to manage and minimize risks related to CBD products. The agency suggested that Congress create a new regulatory pathway that balances individuals' access to CBD products with the necessary oversight to manage risks, adding it is prepared to work with Congress on this matter.
In addition, on December 17, 2020, the Federal Trade Commission ("FTC") announced enforcement proceedings against six companies making deceptive marketing claims related to CBD products. The companies allegedly made a range of scientifically unsupported claims about the products’ ability to treat serious health conditions, such as cancer, heart disease, and Alzheimer’s disease. On March 5, 2021, the FTC approved consent orders against the six companies that prohibit future deceptive conduct, with monetary penalties imposed on five of the six the companies. On July 6, 2021, the FTC announced the approval of a seventh administrative consent order against a CBD company, also for unsupported health claims. On December 20, 2022 the FTC released a new Health Products Compliance Guidance. The document replaces and expands upon previous guidance focused on substantiating health-related claims for dietary supplements, clarifying that the scope will cover all health-related product advertising.12 The guidance describes in detail the amount and type of evidence needed to substantiate health-related claims, with more emphasis on the fact that the FTC, as a general rule, expects high quality randomized, placebo-controlled human clinical trials. This may signal the FTC is preparing to more closely scrutinize and potentially demand a higher level of substantiation to support health-related claims than in previous years.
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
On February 8, 2022, Representative Congresswoman Chellie Pingree (D-Maine) introduced the Hemp Advancement Act of 2022 to improve the 2018 Farm Bill’s hemp provisions and provide greater clarity and flexibility to hemp growers and processors.13 Specifically, the bill would: (1) raise the allowable THC threshold for hemp and in-process hemp extract to make the rules more workable for growers and processors, while ensuring that final hemp products sold to consumers are not intoxicating through a 0.3% limits of total THCs in products, and (2) remove th
12 FTC, Health Product Compliance Guidance, https://www.ftc.gov/system/files/ftc_gov/pdf/Health-Products-Compliance-Guidance.pdf.
13 See https://pingree.house.gov/news/documentsingle.aspx?DocumentID=3970.

e requirement that hemp testing occur in DEA-registered laboratories, among other updates to aimed at providing protections for the hemp industry. The bill is expected to be re-introduced in spring 2023, and may also include language aimed at addressing intoxicating hemp-derived cannabinoids.
117th Congress
On February 4, 2021, Rep. Kurt Schrader (D-OR-5) and Rep. Morgan Griffith (R-VA-9) introduced H.R. 841 for the second time. It would ensure that Hemp-derived CBD, and other non-intoxicating Hemp-derived compounds, could be lawfully marketed as dietary supplements. The bill would require CBD and Hemp extract product manufacturers to comply with the existing regulatory framework for dietary supplements, to help assure that such products are safe, properly labeled, and manufactured in accordance with current Good Manufacturing Practices and other health and safety provisions of the FD&C Act. Passage would also help stabilize the Hemp markets, open up a promising economic opportunity for U.S. agriculture, and fulfill the commitments made to Hemp farmers pursuant to the 2018 Farm Bill. H.R. 841 was referred to the House Committee on Energy and Commerce. However, the bill failed to win passage prior to the congressional session ending (117th Congress convened on January 3, 2021, and concluded on January 3, 2023). It is expected that H.R. 841 will be reintroduced in the 118th Congress.
On May 19, 2021, Senators Ron Wyden (D-OR), Rand Paul (R-KY) and Jeff Merkley (D-OR) introduced S. 1698, the Hemp Access and Consumer Safety Act. The bill would allow the use of CBD and other hemp-derived ingredients in both dietary supplements and food and beverage products. It also provides FDA with the authority to establish labeling and packaging requirements for supplements and foods that contain hemp, hemp-derived CBD, or other hemp ingredients, and would permit FDA to take additional enforcement action against supplements that do not meet the FD&C Act’s definition of “dietary supplement.” S. 1698 was referred to the Senate Committee on Health, Education, Labor, and Pensions. However, the bill failed to win passage prior to the congressional session ending. This legislation is also expected to be reintroduced in the 118th Congress.
In addition, on July 21, 2021, Senator Cory Booker (D-NJ) introduced S.4591 the “Cannabis Administration and Opportunity Act” (CAOA). The bill removes marijuana from Schedule I of the Controlled Substances Act and established a federal regulatory framework for adult-use Cannabis products. “Hemp” as defined by the 2018 Farm Bill would be excluded from the bill’s definition of “cannabis.” However, the CAOA also contains provisions to regulate hemp-derived CBD as a dietary supplement, provided certain requirements are met. Among other things, the language would: require submission of NDI notifications for supplements that contain CBD; authorize FDA to set a recommended daily serving limit for CBD and labeling/packaging requirements for CBD-containing supplements, both of which may be established through an interim final rule instead of traditional notice-and-comment procedures. The legislation also provides FDA with additional enforcement authority for dietary supplements, which the agency believes is necessary to address issues such as synthetic CBD. S.4591 was referred to the Senate Committee on Finance; however, the bill failed to win passage prior to the congressional session ending.
On November 15, 2021, Congresswoman Nancy Mace (R-SC) introduced the H.R. 5977, the “States Reform Act,” another comprehensive cannabis reform bill seeking to legalize and regulate marijuana at the federal level. The States Reform Act would deem cannabis and industrial hemp as having been marketed in the United States as dietary ingredients before October 15, 1994, and would also deem them generally recognized as safe based on common use in food prior to January 1, 1958. Thus, under the States Reform Act, FDA would be prohibited from applying the dietary supplement and food additive preclusions to cannabis and industrial hemp. H.R. 5977 was referred to the House Subcommittee on Crime, Terrorism, and Homeland Security; however, the bill failed to win passage prior to the congressional session ending.
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

labeling and packaging requirements; and conditions of intended use for the product. H.R. 6134’s was referred to the House Subcommittee on Health; however, the bill failed to win passage prior to the congressional session ending.
Currently, it is unclear whether the CAOA, H.R. 5977, and H.R. 6134 will be reintroduced in the 118th Congress. In addition, timing for legislation that may include a new potential regulatory pathway developed by the FDA is uncertain. While authorizing legislation could be introduced in 2023, the FDA’s development and implementation of a new pathway would likely take several years. As such, it is possible Congress may move forward to with a legislation similar to H.R. 841 that would authorize a pathway for Hemp-derived CBD in a more efficient manner, and could permit the use of CBD in dietary supplements.
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
Under the 2018 Farm Bill, states retain significant discretion and authority to adopt their own regulatory regimes governing hemp production. As a result, regulation of Hemp and the products derived therefrom will likely continue to vary on a state-by-state basis even though the 2018 Farm Bill has been fully implemented. In addition, states take varying approaches to regulating the production and sale of hemp-derived CBD. While some states explicitly authorize and regulate the sale of hemp-derived CBD products, or otherwise provide legal protection for authorized individuals to engage in commercial hemp activities, other states maintain outdated drug laws that do not distinguish between marijuana, hemp and/or hemp-derived CBD, resulting in hemp being classified as a controlled substance under state law (Idaho and District of Columbia). Additionally, a number of states prohibit the sale of ingestible CBD products based on FDA’s position that, pursuant to the FD&C Act, it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. Since the Company’s products are specifically excepted from the CSA by the 2018 Farm Bill’s definition of Hemp, it is the Company’s position that such state laws would specifically except them as well.
The treatment of the legality of Hemp-derived CBD products by state and local law enforcement authorities is broadly disparate. These products have been sold at retail and online in all fifty states for many years, and law enforcement actions have been limited and, in some cases, discontinued after initial enforcement actions.
Accordingly, the sale of CBD at the retail level in some U.S. states remains a gray and evolving area of the law. An increasing number of states – including California, Hawaii, Florida, Kentucky, Iowa, Texas, Utah, Virginia, and West Virginia – have passed legislation that explicitly permit the sale of CBD. Several of these states also place additional requirements on the sale of CBD products such as specific testing, labeling, or registration of products. Recently, states including Minnesota, Oregon, and Virginia have enacted milligram limits on the amount of THC in Hemp-derived products and have prohibited the sale of products containing THC to those under 21. Several states are currently considering legislation imposing similar restrictions. The Company has chosen to sell its products in all fifty states, understanding that there is a risk of state or local law enforcement or regulatory action, and that state-specific requirements may vary significantly. Moreover, the Company has limited access to information regarding or control over which states its products may transit through between production and sale.
Colorado is the only jurisdiction in which the Company directly cultivates Hemp. The Company has obtained the following licenses issued by the Colorado Department of Agriculture: (i) Hemp Registration issued April 1, 2022 for 3,000 sq. ft.of indoor space; and (ii) Hemp Registration issued March 23, 2022 for 10 acres of outdoor cultivation. The foregoing licenses are in respect of cultivation only as a license from the state of Colorado is not required for the subsequent sale of its products.

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
Passed in 2012, Amendment 64 to the Colorado Constitution directed the General Assembly to enact legislation governing the cultivation, processing and sale of Hemp by July 1, 2014.14 In 2013, responsibility for establishing regulations pertaining to the cultivation of Hemp, including registration and inspection, was delegated to the Colorado Department of Agriculture ("CDA").15 The CDA adopted rules and regulations that set forth requirements for registration, inspection, and testing.16 Registration requirements include but are not limited to: disclosing the name and address of the entity that will hold the registration, and the name of each officer, director, member, partner or owner of at least 10% of the entity and any other person who has managing or controlling authority over the entity; providing the CDA with GPS coordinates and a map of the land area where the Hemp will be cultivated; listing the intended use of harvested Hemp materials; and payment of a non-refundable fee17. All registrants are subject to routine inspection and sampling by the CDA to verify that the THC concentration of the plants being cultivated does not exceed 0.3% on a dry weight basis, and to ensure registrants are complying with applicable reporting requirements.18 Reporting requirements include a pre-planting report detailing the varieties to be planted, a planting report specifying the exact land areas where planting occurred, and a harvest report documenting the size of the harvest and the anticipated harvest date.19
After the passage of the 2014 Farm Bill, the Colorado legislature passed the Colorado Industrial Hemp Regulatory Program Act establishing the Colorado Industrial Hemp Regulatory Program.20 The Colorado Industrial Hemp Regulatory Program Act expressly authorizes two distinct categories of hemp cultivation registration to be issued and administered by the CDA: (i) R&D; and (ii) commercial. “Research and Development” is defined as the “cultivation of Hemp by an institution of higher education or other entity approved by the [CDA] for purposes of agricultural or academic research in the development of growing Hemp.”21 In comparison, “Commercial” is defined as “the growth of Hemp, for any purpose including engaging in commerce, market development and market research, by any person or legal entity other than an institution of higher education or under the pilot program administered by the [CDA] for purposes of agricultural or academic research in the development of growing Hemp.”22
The Company believes that cultivation registrations for R&D purposes that operate in compliance with CDA rules and regulations comply with the conditions of the 2014 Farm Bill and the 2018 Farm Bill, and cultivation registrations for commercial purposes operating in compliance with CDA rules and regulations comply with the 2014 Farm Bill and the 2018 Farm Bill.
14 Colo. Const. art. XVIII, § 16.
15 8 CCR 1203-23.
16 Id.
17 Id.
18 Id.
19 Id.
20 See C.R.S. §§35-61-101, et seq.
21 8 CCR §1203-23(1.28).
22 8 CCR §1203-23(1.5).

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
In 2022, Colorado governor signed into law SB22-05, which authorized the promulgation of rules to prohibit the sale of Hemp-derived products containing chemically modified, converted, or synthetically-derived intoxicating THC isomers, and created a task force to study intoxicating Hemp and make legislative and rule recommendations. On January 3, 2023, the SB 22-205 Task Force issued a Final Report that includes the following key recommendations: (1) creating categories of non-intoxicating cannabinoids, potentially intoxicating compounds, and potentially intoxicating cannabinoids; (2) initial hemp product limits of no more than 2.5 mg THC per serving and a ratio of CBD to THC of 15:1 (no container limits), which do not apply to a products that comply with the proposed definition of “broad spectrum” (under 0.01% THC), and/or exclusively contain one or more non-intoxicating compounds (e.g., CBD, CBG, or CBN isolate); (3) CBN limit of no more than 25 mg/serving; (4) an approval process and labeling to identify synthetic or synthesized cannabinoids; and (5) a manufacturing “safe harbor” for finished hemp products that are prohibited in Colorado but may legally be sold in another state.23 It is unclear when a bill incorporating these recommendations will be introduced. To allow time for businesses to comply, the Task Force recommends that any THC limits and approval processes have an effective date of January 1, 2024, and requirements imposed via rulemaking have an effective date of July 1, 2024.
Kentucky
Kentucky established a robust agricultural pilot program in 2013,24 which it expanded in 2017. Program participants may grow, cultivate, handle, process or market Hemp and Hemp products. The Kentucky Department of Agriculture has promulgated regulations25 and issued a policy guide for the program, both of which have served as models for newer Hemp regimes in other states.
Kentucky adopts the definition of “Hemp”26 set forth under the 2018 Farm Bill. Kentucky’s definition of marijuana27 excludes lawful Hemp and Hemp products.
Kentucky’s definition of marijuana specifically exempts Hemp products that do not contain any living plants, viable seeds, leaf materials or floral materials, as well as CBD products derived from hemp.28
Following the implementation of the 2018 Farm Bill through the USDA FR, Kentucky continued to operate its 2014 Farm Bill pilot program in 2021. Kentucky’s State Plan was submitted to FDA on September 15, 2021. The State Plan has been approved by USDA and became effective January 1, 2022.
23 SB22-205 Task Force, https://sbg.colorado.gov/med/205-Task-Force.
24 Ky. Rev. Stat. §§ 260.850-.869.
25 302 Ky. Admin. Regs. 50:010-080.
26 Ky. Rev. Stat. § 260.850(5)
27 Ky. Rev. Stat. § 218A.010(28)
28 Ky. Rev. Stat. § 218A.010(28)(b), (e)-(g).

While the Company itself is not a program participant, it does take steps to ensure that the Kentucky-based suppliers with which it contracts are participants in the Kentucky agricultural pilot program, including requiring suppliers to represent and warrant their compliance with Kentucky law in writing and obtaining a copy of the applicable License issued to such supplier.
Oregon
Oregon’s Hemp laws are also evolving. Hemp extracts and CBD are referred to or defined in Oregon’s Hemp statutes and the state’s hemp regulations,29 pursuant to which an “industrial hemp commodities or product” includes CBD and other compounds derived from hemp.30 Further, all cannabinoid products from hemp must be tested for their THC and CBD content and microbiological contaminants.31 Only a grower registered with Oregon Department of Agriculture (the “ODA”) may produce Hemp, and only a handler registered with the ODA may process Hemp. A separate registration is required to handle Hemp seed. There are further restrictions on who a Hemp registrant can sell to32 and the Company’s packaged goods must comply with Oregon’s THC, CBD and microbiological testing requirements. In addition, Oregon restricts the sale of Hemp products with 0.5 milligrams or more total THC per package to those age 21 and older.
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
FDA Regulation
The governing food and drug law in the United States is the FD&C Act. One purpose of the FD&C Act is to forbid the movement in interstate commerce of adulterated and misbranded food, drugs, devices and cosmetics.33 The FDA is responsible for protecting the public health by ensuring the safety, efficacy, and security of human and veterinary drugs, biological products, and medical devices; and by ensuring the safety of the nation's food supply, cosmetics, and products that emit radiation.34 The FD&C Act prohibits the use in a food or dietary supplement of an ingredient that has already been approved as a new drug, or an article authorized for investigation as a new drug for which substantial clinical investigations have been instituted and made public. To date, the FDA has approved one product containing CBD as a drug, and continues to take the position that CBD cannot be marketed as a dietary supplement or added to food because a product containing CBD was approved as a drug and substantial clinical trials studying CBD as a new drug were made public prior to the marketing of any food or dietary supplements containing CBD, and therefore dietary supplements or food are precluded from containing this ingredient. While the Company disagrees with the FDA's position, this creates additional barriers to selling certain CBD and CBD-based products in the U.S.
Notably, the FDA does not impose the same restrictions on the use of CBD in cosmetic products. The agency states on its website that “[c]ertain cosmetic ingredients are prohibited or restricted by regulation, but currently that is not
29 See Oregon Revised Statutes § 571.260 et seq.; Oregon Administrative Rules § 603-048-0010 et seq.
30 OAR § 603-048-0010 (24)(a).
31 Id. at § 603-048-2320, 603-048-2340.
32 OAR § 603-048-0100(4).
33 https://www.fda.gov/about-fda/fda-basics/how-did-federal-food-drug-and-cosmetic-act-come-about.
34 U.S. Food and Drug Administration, Mission Statement: https://www.fda.gov/about-fda/what-we-do.

the case for any cannabis or cannabis-derived ingredients.”35 However the FDA further notes that such products must comply with all applicable legal requirements including the adulteration and misbranding provisions of the FD&C Act specific to cosmetic products.
The Dietary Supplement Health and Education Act (the “DSHEA”), an amendment to the federal FD&C Act, established a framework governing the composition, safety, labeling, manufacturing, and marketing of dietary supplements in the United States. Generally, under DSHEA, dietary ingredients marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e. dietary ingredients “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” and is not “chemically altered.” Any NDI notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient” will reasonably be expected to be safe.”36
As noted above, the FDA has taken the position that CBD cannot be marketed as a dietary supplement because it has been the subject of investigation as a new drug (referred to as “IND Preclusion”). According to the FDA, the submission of the IND for Epidiolex and Sativex by Greenwich Biosciences, the U.S. subsidiary of London-based GW Pharmaceuticals, preceded the sales and marketing of CBD as a dietary supplement. Excluded from the DSHEA definition of a dietary supplement is: “an article authorized for investigation as a new drug, antibiotic, or biological for which substantial clinical investigations have been instituted and for which the existence of such investigations has been made public, which was not before such approval, certification, licensing, or authorization marketed as a dietary supplement or as a food unless the Secretary, in the Secretary’s discretion, has issued a regulation, after notice and comment, finding that the article would be lawful under this Act.”37 It is the FDA’s interpretation of the IND Preclusion that the preclusion date is the date in which it authorized the drug for investigation; however, the Company believes there are significant arguments against this position in that all conditions of the statute must be met before the IND Preclusion applies, including (1) authorization for investigation as a new drug; (2) substantial clinical investigations must be instituted; (3) such substantial investigations must be made public; and (4) all of the above must occur prior to the marketing of the article as a food or dietary supplement.
On July 23, 2021 the Company was advised by the FDA of its objection to a New Dietary Ingredient Notification (“NDIN”) submitted by the Company earlier in 2021. The FD&C Act requires that manufacturers who wish to market dietary supplements that contain NDIs notify the FDA with their basis for concluding that a dietary supplement containing the NDI will reasonably be expected to be safe. The Company’s submission was objected to on the basis that its CBD containing a full spectrum hemp extract does not meet the definition of a dietary supplement due to the IND Preclusion and insufficient safety data. The Company does not agree with a number of conclusions reached by the FDA, in particular with respect to their analysis of safety data provided. While the objection has not impacted the Company’s existing business, the Company will continue to engage with the FDA and lawmakers with the objective of securing a favorable ruling and/or facilitating the promulgation of definitive legislation establishing an appropriate regulatory environment to protect consumers and to establish guidance for manufacturers.
The CBD CLINIC, CBDMEDIC, and HARMONY HEMP brands include products that are OTC drug products regulated by the FDA. To legally market an OTC drug product, the FD&C Act and FDA regulations promulgated under its authority require FDA approval of a New Drug Application (“NDA”) that includes substantial evidence of effectiveness based on adequate and well-controlled studies, or an Abbreviated New Drug Application (“ANDA”). Alternatively, an OTC drug product may be marketed without an FDA approved NDA or ANDA if the drug product is manufactured in compliance with an OTC drug regulation, referred to as a monograph, which has been established for that therapeutic class of drug. The OTC drug monographs identify permissible active ingredients, labeling, and
35 U.S. Food and Drug Administration, “FDA Regulation of Cannabis and Cannabis-Derived Products, Including Cannabidiol (CBD), Questions and Answers,” https://www.fda.gov/news-events/public-health-focus/fda-regulation-cannabis-and-cannabis-derived-products-including-cannabidiol-cbd#qandas.
36 21 U.S. Code § 350b(a)(2).
37 21 U.S. Code § 321(ff)(3)(B).

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
On March 22, 2021, the FDA issued a news release announcing the issuance of warning letters to two companies for selling OTC products labeled as containing CBD, alleging that the products are illegally marketed unapproved drugs.38 Similar warning letters were issued to CBD companies in 2021 and 2022. The letters explain that, because CBD has known pharmacological effects on humans, with demonstrated risks, it cannot be legally marketed as an inactive ingredient in OTC drug products that are not reviewed and approved by the FDA. In the letters, the FDA also alleged the products are misbranded due to the prominent featuring of CBD on the labeling, which the Agency stated is misleading because it presents the CBD inactive ingredients “in a manner that creates an impression of value greater than their true functional role in the formulation.” 39
The CBD CLINIC and CBDMEDIC products are manufactured by a third-party manufacturer, Aidance, in an FDA-registered facility which complies with cGMP requirements. The CBD CLINIC and CBDMEDIC products are manufactured under the Aidance Manufacturing and Services Agreement and are marketed in compliance with an OTC tentative final monograph for external analgesic drug products as described above. As such, the Company takes the position that these products are exempt from the requirements for an NDA or ANDA pre-market approval. Aidance, as the manufacturer, has registered its facility as a drug establishment and Aidance and Company have
38 U.S. Food and Drug Administration, “FDA Warns Companies Illegally Selling Over-the-Counter CBD Products for Pain Relief,” https://www.fda.gov/news-events/press-announcements/fda-warns-companies-illegally-selling-over-counter-cbd-products-pain-relief.
39 See 21 CFR 201.10(c)(4), Drugs; statement of ingredients.

submitted to FDA for National Drug Code (“NDC”) numbers for the OTC drug products. There is no assurance that the position taken by the Company that its products are exempt from the requirements for an NDA or ANDA pre-market approval will not, in the future, be challenged by the FDA, which could result in material adverse effects to the Company and its business.
The FD&C Act provides that a substance added to food is unsafe unless the substance is GRAS ("Generally Recognized as Safe"). The FDA has not recognized CBD as GRAS for human consumption, although certain hemp seed derivatives may be considered GRAS.40 41 Further research is needed to determine if other cannabinoids would be considered GRAS or what steps would be necessary for them to be recognized as GRAS. In the meantime, stakeholders including the Company are collecting data to pursue a GRAS determination for CBD, as the FDA has indicated it cannot conclude that CBD is GRAS due to the current lack of information to support this determination. As discussed below on March 6, 2020, the Company achieved self-affirmed GRAS status for its hemp extract, adding to the current body of scientific literature on the safe use of CBD. Enforcement of this prohibition on the use of CBD in food has been generally limited to products making unlawful drug or disease claims, with the FDA also asserting its position that CBD is not a permissible food or dietary supplement ingredient. The Company’s products containing CBD derived from Hemp are not marketed or sold using claims that the products are intended to diagnose, mitigate, treat, cure, or prevent disease in violation of the FD&C Act.
Since the passage of the 2018 Farm Bill, FDA released multiple statements concerning its efforts to review the safety of CBD to help determine whether to allow the marketing of CBD as a dietary supplement. For example on March 5, 2020, former FDA Commissioner Dr. Stephen M. Hahn issued a statement on the FDA’s work related to CBD products. The statement described the FDA's steps to solicit additional public feedback, data, and research on the science, safety, and quality of CBD products, including opening the public docket so that FDA can obtain additional scientific data on CBD.
Based on FDA’s prior guidance and statements, topical cosmetic products are not currently subject to the same regulatory scrutiny as ingestible products that contain CBD. For instance, while FDA notes that topical products must comply with all applicable legal requirements including the adulteration and misbranding provisions of the FD&C Act specific to cosmetic products, FDA’s website states that “[c]ertain cosmetic ingredients are prohibited or restricted by regulation, but currently that is not the case for any cannabis or cannabis-derived ingredients.” Additionally, former Commissioner Hahn had positively suggested that the effects of CBD may differ depending on the route of administration.
A congressionally mandated report from FDA on CBD was also submitted to Congress on March 5, 2020. On the issue of topical products, the report states that “[c]osmetic ingredients do not generally require premarket approval (with the exception that most color additives do require premarket approval)” and that “it is possible that some individual products containing CBD fall outside of FDA’s jurisdiction.” In addition, the report confirmed that the FDA was actively considering pathways to allow the marketing of CBD as a dietary supplement, such as through a notice-and-comment rulemaking or interim risk-based enforcement policies. The report signaled the FDA’s continued interest in certain aspects of CBD, including effects from sustained use, effects from different methods of exposure, and effects on the developing brain and on the unborn child and breastfed newborn , and its interest in developing an appropriate regulatory pathway for CBD products. The report also acknowledges that the FDA is receiving inquiries about whether “full spectrum” and “broad spectrum” Hemp products can currently be marketed and sold as dietary supplements, but the FDA has not yet answered the question conclusively. At the time, former Commissioner Hahn had publicly stated that it would be a “fool’s game” for the FDA to pull CBD products from the market entirely, as their use is already widespread.
40 21 USC § 348(a)(3). DEA has allowed 3 GRAS notifications for hemp seed: https://www.fda.gov/food/cfsan-constituent-updates/fda-responds-three-gras-notices-hemp-seed-derived-ingredients-use-human-food.
41 21 CFR § 1308.35 (a)(2). The DEA’s final rule on legal hemp materials and products specifically excludes materials used for human consumption.

In January 2021, the FDA issued an update entitled “Better Data for a Better Understanding of the Use and Safety Profile of Cannabidiol (CBD) Products.” In the statement, the FDA acknowledged the rapid increase and interest in the availability of CBD and other products derived from Cannabis, and called for “real-world data” on the use and safety of CBD. The call acknowledged the FDA’s current gaps in understanding of the safety profile of CBD, which may be addressed through obtaining real-world data and a robust evidentiary foundation to inform public health decisions regarding CBD. The FDA further noted that it is continuing to “evaluate the regulatory frameworks that apply to certain Cannabis-derived products that are intended for non-drug uses, including whether any new FDA regulations may be warranted.” On October 16, 2021, the FDA published a “Cannabis-Derived Products Data Acceleration Plan,” a portfolio of pilot initiatives and partnerships seeking to gather real time information from novel data sources about potential safety problems or adverse events associated with cannabis-derived products, including CBD products, and information about general patterns of product use and emerging trends.
On January 26, 2023, the FDA issued a statement denying three citizen petitions that had asked the agency to conduct rulemaking to allow the marketing of CBD products as dietary supplements, and further stated that a new regulatory pathway would benefit consumers by providing safeguards and oversight to manage and minimize risks related to CBD products. The agency suggested that Congress create a new regulatory pathway that balances individuals' access to CBD products with the necessary oversight to manage risks, adding it is prepared to work with Congress on this matter. FDA also noted that it “will continue to take action against CBD and other cannabis-derived products to protect the public, in coordination with state regulatory partners, when appropriate” and “will remain diligent in monitoring the marketplace, identifying products that pose risks and acting within our authorities.” Based on this statement, a significant shift in the enforcement landscape is not expected.
Despite the position taken by the FDA that there is no evidence of CBD being marketed as a food or dietary supplement prior to drug trials being commenced and made public, the Company believes there is substantial uncertainty and different interpretations among state and federal regulatory agencies, legislators, academics and businesses as to whether cannabinoids including CBD were present in the food supply and marketed prior to October 15, 1994 or whether such inclusion of cannabinoids is otherwise permitted by the FDA as dietary ingredients. As a result, the Company believes the federal legality regarding the distribution and sale of hemp-based products intended for human consumption must be considered on a case-by-case basis and that the uncertainties cannot be resolved without further federal legislation, regulation or a definitive judicial interpretation of existing legislation and rules. However, if the FDA were to enforce the IND Preclusion based on its interpretation of the legislation, this would have a materially adverse effect upon the Company and its business. Currently it is unclear whether Congress will move forward with legislation to permit the use of CBD in dietary supplements, given FDA’s January 2023 determination that existing regulatory frameworks are not appropriate for CBD. Continued delays in the development of a regulatory pathway for CBD may have a materially adverse effect upon the Company and its business.
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
On March 6, 2020, the Company completed its assessment for self-affirmed GRAS status for its hemp extract. The Company made this determination based on composite safety information and an expert panel review as permitted under the FDA’s GRAS regulation. 42 According to the GRAS definition, 43 experts can generally recognize a substance as safe through either (1) scientific procedures, or (2) experience based on common use before January 1, 1958. The FDA’s GRAS regulation provides a voluntary notification process under which a company may notify the FDA of a conclusion that a substance is GRAS under the conditions of its intended use, or make an independent conclusion of GRAS (“self-affirmed GRAS”), where the conclusion of GRAS status remains with the firm or company rather than being submitted to the Agency for review. The criteria and eligibility for self-affirmed GRAS must fully satisfy the criteria for eligibility of GRAS as if it were being submitted through the notification process. In addition, a company may make a self-affirmation for any ingredient that would also be eligible to go through the GRAS notification process (with some exceptions). The Company achieved this recognition of safety through scientific procedures (i.e., safety and toxicology studies), a comprehensive literature review of CBD, and by publishing the results of its safety studies in accordance with FDA guidelines for GRAS.
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
International Regulatory Matters
The Company is currently exploring partnerships for local production, manufacturing and/or distribution in select international markets. Legislative approaches to the regulation of CBD-related products vary country by country, including local regulations with respect to THC content, and continue to evolve. For example, to comply with more restrictive THC content specifications in Europe, products cultivated therein must contain no more than 0.2% THC. In some cases, there may be a disconnect between a foreign country’s import requirements and the United States’
42 21 C.F.R. 170.30.
43 21 C.F.R. 170.30(e)(i).

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
The Company has sold its products in United Kingdom, Canada, and to other jurisdictions through third-party distributors who take delivery in bulk and manage individual orders. Each of these countries regulates the import of Cannabis-derived products and requires some form of importation license, permit or other documentation for products. The exact nature of the importation documentation varies from country to country, and is affected by various factors, including the level of THC content and the intended use of the product. For example, in certain international jurisdictions, CBD products may be regulated as a dietary supplement and subject to local packaging and labelling requirements, whereas in certain jurisdictions a prescription from a licensed medical practitioner is required.
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
Effective as of November 1, 2022, the Company entered into a Manufacturing and Sales License Agreement with Aphria, Inc., an Ontario corporation and an affiliate of Tilray Brands, Inc. (“Tilray”), providing for a strategic alliance between the Company and Tilray, pursuant to which Tilray has the rights to licensing, manufacturing, quality, marketing and distribution of Charlotte’s WebTM CBD hemp extract products in Canada.
Additional Information
The Company’s head office is located at 700 Tech Court, Lousiville, Colorado, United States 80027 and its registered and records office is located at 2800 Park Place, 666 Burrard Street, Vancouver, British Columbia, Canada V6C 2Z7. The Company’s website address is www.charlottesweb.com. The information provided on the Charlotte’s Web website is not part of this or any other report we file with or furnish to the SEC.
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
The Company is subject to regulation by various agencies as a result of the manufacture and sale of its Hemp-based wellness products. The shifting compliance environment and the need to build and maintain robust systems to comply with different regulations in multiple jurisdictions increases the possibility that the Company may violate one or more of the requirements. If the Company’s operations are found to be in violation of any of such laws or any other governmental regulations, or perceived to be in violation thereof, the Company may be subject to penalties or other negative effects, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of the Company’s operations or asset seizures and the denial of regulatory applications (including those regulatory regimes outside of the scope of FDA jurisdiction, but which may rely on the positions of the FDA in the application of its regulatory regime), any of which could adversely affect the Company’s business and financial results. In addition, the FDA is expected to make determinations as to how certain CBD products will be regulated and is expected to, in the long term, consider modernization in its regulation of dietary supplements generally. The FDA and/or Congress may also develop a new regulatory pathway or pursue legislation that imposes requirements beyond those currently applicable to dietary supplements. There can no assurance that any such new or additional regulations would not have a material adverse effect on the Company's business, financial condition and results of operations.
Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The Company’s advertising is subject to regulation by the Federal Trade Commission (“FTC”) under the Federal Trade Commission Act (“FTC Act”) as well as subject to regulation by the FDA under the DSHEA. In recent years, the FTC has initiated numerous investigations of dietary and nutritional supplement products and companies based on allegedly deceptive or misleading claims, and also released new guidance aimed at strengthening its substantiation requirements for health-related claims. At any point, enforcement strategies of a given agency can change as a result of other litigation in the space or changes in political landscapes, and could result in increased enforcement efforts, which could materially impact the Company’s business. Additionally, some states also permit advertising and labeling laws to be enforced by state attorneys general, who may seek relief for consumers, class action certifications, class wide damages and product recalls of products sold by the Company. Private litigants may also seek relief for consumers, class action certifications, class wide damages and product recalls of products sold by the Company. Any actions against the Company by governmental authorities or private litigants could have a material adverse effect on the Company’s business, financial condition and results of operations.

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
There is substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the importation of derivatives from exempted portions of the Cannabis plant and the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the FDA and the extent to which manufacturers of products containing imported raw materials and/or 2018 Farm Bill compliant cultivators and processors may engage in interstate commerce. The uncertainties cannot be resolved without further federal, and potentially state-level, legislation, regulation or a definitive judicial interpretation of existing legislation and rules. If these uncertainties continue, they may have an adverse effect upon the introduction of the Company's products in different markets.
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
The FD&C Act requires that manufacturers who wish to market dietary supplements that contain "new dietary ingredients" ("NDI") to notify the FDA with their basis for concluding that a dietary supplement containing such dietary ingredient will reasonably be expected to be safe. There is substantial uncertainty and different interpretations among state and federal regulatory agencies, legislators, academics and businesses as to whether cannabinoids were present in the food supply and marketed prior to October 15, 1994, or whether such inclusion of cannabinoids are permissible dietary ingredients under the FD&C Act. The uncertainties cannot be resolved without further federal legislation, regulation, or a definitive judicial interpretation of existing legislation, regulation and rules. For instance, on July 23, 2021 the Company was advised by the FDA of its objection to a New Dietary Ingredient Notification (“NDIN”) submitted by the Company earlier in 2021. The Company's submission was objected to on the basis that a full spectrum hemp extract does not meet the definition of a dietary supplement because FDA has taken the position that CBD was not marketed as a dietary supplement or conventional food prior to its authorization for investigation as a new drug. The Company disagrees with the FDA’s position that CBD was not marketed as dietary supplement or food prior to the investigation of CBD as a new drug, and believes there are arguments against this position. There is no guarantee that federal legislation, regulation, or judicial action will override FDA’s position and permit the use of CBD as an NDI, or as a dietary ingredient generally. If FDA’s position is not modified, this would have a materially adverse effect upon the Company and its business.
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
The FDA continues to enforce against violations of the FD&C Act by issuing warning letters to companies marketing and selling hemp derived CBD products. Over the past several years, the FDA has issued warning letters to companies marketing and selling unapproved hemp derived CBD products. The letters reiterate the agency’s position that CBD cannot be added to food and dietary supplements and targeted companies whose products violated the FD&C Act’s prohibition against: i) marketing CBD as or in a dietary supplement, human and animal food, or food additives; ii) marketing a dietary supplement, human and animal food, or cosmetic with disease or drug claims (i.e., claims suggesting that a product is intended to treat, cure, or prevent disease); iii) including a substance in human or animal food when that substance is not GRAS; and iv) selling products that are misbranded due to their failure to include “adequate directions for use by a layperson”. The FDA also issued a consumer update reaffirming its position that CBD cannot lawfully be added to a food or marketed as a dietary supplement due to existing provisions of the FD&C Act, and outlining the data and potential safety issues it is considering as part of its ongoing evaluation of potential regulatory frameworks for CBD. Notably, the FDA states that it could not conclude based on available data that CBD is “generally recognized as safe” for use in human or animal food. While this is broad and may not be applicable in all instances, it nevertheless could materially and adversely impact the Company’s business and financial condition. Further, the FDA has recently stated that it will continue to police the market and enforce against CBD products, and on March 22, 2021, the agency issued warning letters to two companies for selling OTC products labeled as containing CBD, alleging the products were illegally marketed unapproved drugs and misbranded due to prominent featuring of CBD on the labeling, followed by additional warning letters issued in 2021 and 2022. The FDA’s enforcement against the unlawful sale and marketing of CBD products has to date been limited to the issuance of warning letters, but other enforcement means are available to the FDA, including civil and criminal penalties. The FDA’s current prohibition on certain hemp-derived products and the unknowns and associated risks of potential future regulations governing hemp-derived CBD products create risk for the Company’s business.
On January 26, 2023, the FDA announced its conclusion that existing regulatory pathways are not appropriate for CBD and that a new regulatory pathway would benefit consumers by providing safeguards and oversight to manage and minimize risks related to CBD products. The agency also stated it is prepared to work with Congress on this matter and that it “will continue to take action against CBD and other cannabis-derived products to protect the public, in coordination with state regulatory partners, when appropriate” by “monitoring the marketplace, identifying products that pose risks and acting within our authorities.” If the FDA does not work expeditiously with Congress to develop a new pathway, or if Congress does not proceed with its own legislative initiatives to advance a regulatory framework for CBD products, this could delay the development of a regulatory regime for CBD and have an adverse effect on the business of the Company. In addition, it is possible a new framework could impose additional regulatory requirements for the marketing of CBD products, which may have an adverse effect on the business of the Company.
The FTC may take enforcement actions against companies selling CBD products, including the Company.
FTC and FDA often coordinate enforcement efforts where the agencies have overlapping jurisdiction, including with respect to the advertising, labeling, and promotion of food, cosmetics, medical devices, and OTC drugs. In the CBD product marketplace, FTC has joined FDA in the issuance of a number of warning letters to companies warning that the company’s advertisements were not supported by competent and reliable scientific evidence and thus violate the FTC Act, 15 U.S.C. § 41 et. seq. FTC has also issued independent warning letters to companies selling CBD products. These warning letters allege the companies make exaggerated or false and misleading claims about their CBD products without rigorous scientific evidence to substantiate the claims. While historically, FTC enforcement actions related to CBD have been limited to warning letters, in December 2020, the FTC initiated its first law enforcement administrative action against six companies selling CBD products. These companies were alleged to have violated the FTC Act by allegedly making unsupported health claims. FTC entered into settlement agreements with these companies, which required, among other things, that the companies stop making such unsupported health claims and pay a monetary judgment to the FTC. The FTC’s enforcement was publicized by the agency as part of its ongoing effort to protect consumers from false, deceptive, and misleading health claims made in advertisements on websites and through social media companies such as Twitter. An additional enforcement action against a CBD company was announced in May 2021. Further, on December 20, 2022 the FTC released a new Health Products Compliance Guidance that covers all health-related product advertising and to substantiate health-related claims that emphasizes the need to support health-related claims with high quality randomized, placebo-controlled human clinical trials, which may signal the FTC is preparing to more closely scrutinize such claims compared to previous years. The unknowns and associated risks of potential future FTC enforcement actions create risk for the Company’s business.
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
The Company is subject to a variety of laws and regulations in Canada and the United States and elsewhere that involve money laundering, financial recordkeeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), the Criminal Code ("Canada"), as amended and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.
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
The Company anticipates that funding sources may be available pursuant to private and public offerings of equity and/or debt and bank lending. However, if equity and/or debt financing was not available in the public capital markets, then the Company expects that it would have access to raise equity and/or debt financing through private placement including possible strategic partnerships. Commercial banks, private equity firms and venture capital firms have approached the Cannabis industry cautiously to date. Although there has been an increase in the amount of financing available to companies in the Cannabis industry over the last several years, there is neither a broad nor deep pool of institutional capital that is available to Cannabis industry participants. There can be no assurance that additional financing, if raised privately or publicly, will be available to the Company when needed or on terms which are acceptable. The Company’s inability to raise financing to fund capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability. If the Company cannot achieve profitability, it may be forced to cease operations and you may suffer a total loss of your investment.
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
Risks Relating to the Company’s Business and Industry
The Company faces security risks related to its physical facilities.
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
There is no assurance that the Company’s cash flows, and debt or other financing will be sufficient to fund the Company’s operations.
As of December 31, 2022 and 2021, the Company had total current liabilities of $21,427,000 and $20,170,000 respectively, and cash and cash equivalents of $66,963,000 and $19,494,000, respectively, to meet its current obligations. The Company’s ability to fund operating expenses and capital expenditures will depend on its future operating performance and there are no assurances that the Company will be able to access its available debt financing or access additional debt or other financing. If the Company is unable to achieve targeted operating performance or are unable to access existing debt financing or raise additional capital or debt financing on favorable terms, if at all, the Company may be forced to decelerate or curtail certain of our operations until such time as additional debt or capital financing becomes available.
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
The Company’s brands, particularly Charlotte’s Web, is closely associated with the Stanley Brothers. Any act, omission or occurrence which negatively effects the reputation of or goodwill associated with the Stanley Brothers may have a commensurate impact on the Company. The Company has limited influence upon the Stanley Brothers and may lack effective means of mitigating such risks. In addition, and pursuant to the Name and Likeness Agreement, as amended, the Stanley Brothers may cause the Company to cease using the Stanley Brothers brand and certain design marks, in certain circumstances. Moreover, the license pursuant to which Charlotte's Web is permitted to use the Stanley Brothers name and associated logos expires on June 30, 2023.
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
The Company faces intense competition.
The number of competitors in the Company’s market segment has expanded and may continue to increase, which could negatively impact the Company’s market share and demand for products. The markets for businesses in the CBD and hemp extracts industries are competitive and evolving. In particular, the Company faces strong competition from both existing and emerging companies that offer similar but not full spectrum products. Some of the Company’s current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases.
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
The Company’s future success depends, in part, on its ability to implement its growth strategy, including (i) brand product innovations within existing categories and growth into adjacent categories and continued growth of existing products in existing categories; (ii) further penetration into new products and channels; (iii) expansion into select international markets; and (iv) in support of its profitability targets, improvements in the Company’s operating income, gross profit and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) margins. The Company’s ability to implement this growth strategy depends, among other things, on its ability to:
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

The Company has experienced significant changes in its management team in 2022, particularly in Finance. Executive and other management transitions can be inherently difficult to manage, may cause significant and costly disruption to our business, might lead to additional departures of existing personnel, and could have a material adverse effect on our business, operating results, financial condition and internal controls over financial reporting.
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
The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years.

In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
The Company is involved in litigation, including a class action litigation matters, and there may be additional litigation in the future in which it will be involved.
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

As a public benefit company, the Company may be subject to increased legal proceedings concerning its duty to balance Shareholder and public benefit interests, the occurrence of which may have an adverse impact on the Company’s financial condition and results of operations.
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
Debt and Convertible Debenture Agreement that the Company has in Place may limit other future potential strategic investor interests.
Effective as of November 14, 2022, the Company entered into the Subscription Agreement with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI), providing for the issuance of an approximately $56.8 million (C$75.3 million) debenture convertible into 19.9% ownership of the Company’s Common Shares at a conversion price of C$2.00 per Common Share of the Company on the Toronto Stock Exchange (TSX). The debenture will accrue interest at an annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 2029.
The material investment by BT DE Investments, Inc. and the resulting significant ownership interest in the Company may have the effect of delaying or preventing change of control transactions, including transactions that some or all of our shareholders might consider to be desirable.
The Company has required, and in the future may require additional financing to operate its business and it may face difficulties acquiring additional financing on terms acceptable to the Company or at all.
Given its lack of profitability, the Company has required, and in the future may require, additional capital to continue operations at its cultivation and production facilities, expansion of its product lines, development of its intellectual property base, increasing production capabilities and expanding its operations in states where it currently operates and states where it currently does not have operations. The Company may not be able to obtain additional financing on terms acceptable to it, or at all. If the Company fails to raise additional capital, as needed, its ability to implement its business model and strategy could be compromised.
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
The Company is a holding company and substantially all of its assets consist of shares of Charlotte’s Web, Inc. and Abacus (including the subsidiaries of Abacus). As a result, investors are subject to the risks attributable to Charlotte’s Web, Inc. and any and all future affiliates. The Company does not have any significant assets and conducts substantially all of its business through its subsidiaries, which generate all or substantially all of the Company’s revenues. The ability of the Company’s subsidiaries to distribute funds to the Company will depend on their operating results, tax considerations (both domestic and cross-border) and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by these subsidiaries and contractual restrictions contained in the instruments governing their debt, existing or if incurred. In the event of a bankruptcy, liquidation or reorganization of one or more of the Company’s subsidiaries, or any other future subsidiary, holders of indebtedness and trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to the Company.
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
The Company has a small number of Shareholders who own, in the aggregate, approximately a 2.3% equity interest in the Company. In addition, a portion of the consideration under the MLB promotional rights agreement, the Company issued 4% of its fully diluted outstanding Common Shares. As a result, although such Shareholders may not have an agreement to act in concert, such Shareholders have the ability to exercise significant influence over matters submitted to Shareholders for approval, whether subject to approval by a majority of the Shareholders or special resolution.
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
The offering price of Common Shares may significantly exceed the net tangible book value per share of the Common Shares. Accordingly, a purchaser of Common Shares may incur immediate and substantial dilution of his, her or its investment. If outstanding options and warrants to purchase Common Shares are exercised or securities convertible into Common Shares are converted, additional dilution will occur. The Company has disclosed the dilutive effect of the BAT convertible debenture within the notes of the financial statements. The Company may sell additional Common Shares or other securities that are convertible or exchangeable into Common Shares in future offerings or may issue additional Common Shares or other securities to finance future acquisitions.
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
The Company’s Articles contain a forum selection provision, which, among other things, identifies British Columbia courts as the exclusive forum for certain litigation. Given that, under United States law, investors cannot waive compliance by the Company with U.S. federal securities laws, it is uncertain whether the forum selection provision applies to actions arising under U.S. federal securities laws, and if it does, whether British Columbia Courts would enforce such provision. It is also uncertain whether a breach of U.S. securities law in and of itself would give rise to a direct cause of action in British Columbia Courts, although indirect causes of action may arise thereunder as a result of, without limitation, breach or misrepresentation. In the event it was determined that the forum selection provision applies to actions arising under U.S. federal securities laws or, if British Columbia Courts refused to enforce such provisions, if a breach of U.S. securities law did not give rise to a cause of action in British Columbia Courts, there is a risk that the Company would be required to litigate any such breach in a jurisdiction which is less favorable to the Company which could result in additional costs and financial losses that could have a material adverse effect on the Company’s business. These provisions may limit the Company’s shareholders’ ability to bring a claim in a judicial forum they find favorable for disputes with the Company or its directors, officers, or other employees, which may discourage lawsuits against the Company and its directors, officers, and other employees. See “Description of Registrant’s Securities to be Registered – Forum Selection”.
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

The Company’s internal controls over financial reporting may not be effective, and the Company’s independent auditors may may be unwilling or unable to provide us, when required, with an attestation report on the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.
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
During 2002, inflation in the United States has accelerated and is currently expected to continue at an elevated level for the near-term. Rising inflation could have an adverse impact on expenses, as these costs could increase at a higher rate than revenues. Our costs are subject to fluctuations, particularly due to changes in the prices of raw product and packaging materials and the costs of labor, transportation and energy. Inflation pressures could also result in increases in these input costs. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our results of operations or cash flows. In addition, unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth, could negatively affect consumer demand for cannabis products, which consequently, may negatively affect the results of operations. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of cannabis products, negatively impacting our net sales and margins. Softer consumer demand for cannabis products could reduce our profitability and could negatively affect our overall financial performance.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table sets forth the Company’s principal physical properties used in its single operating and reportable segment.

Material Properties
Type	Location	Leased / Owned
Manufacturing, Production, Research and Development	700 Tech Court, Louisville, Colorado	Leased
Office	1801 California Street, Denver, Colorado	Sublease
Office	1600 Pearl Street, Boulder, Colorado*	Sublease
*As of June 1, 2021, the Company executed a sublease agreement to cover its obligations concerning the 1600 Pearl Street property.
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

700 Tech Court
On May 7, 2019, EJ 700 Tech Court LLC entered into a lease agreement with Charlotte’s Web, Inc. for a period of 126 months commencing on September 1, 2019 for the premises located at the LOFT at 700 Tech Court, Louisville, Colorado (the “Tech Court Lease Agreement”), a cGMP facility. Following a lease abatement period for the first six months of no monthly rent payments, the monthly base rent for the remainder of the term of the lease is an average of $143,732 per month. The foregoing description is qualified in its entirety by reference to the Tech Court Lease Agreement
1801 California Street
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
On June 15, 2021, Molson Coors and the Company entered into that certain First Amendment to Sublease Agreement (the “First Amendment to the 1801 California Sublease”), whereby the Company agreed to sublease the 48th floor of 1801 California Street given that the 47th floor as contemplated in the 1801 California Sublease was unavailable to the Company. The First Amendment to the 1801 California Sublease contained same rent abatement term for the first seven months of the lease term, and thereafter includes a monthly installment for the term of the lease of approximately $39,269. The foregoing description is qualified in its entirety by reference to the First Amendment to the1801 California Sublease.
1600 Pearl Street
On May 12, 2021, Charlotte’s Web, Inc. and Outside Interactive, Inc. (“Outside Interactive”) entered into a sublease agreement whereby Charlotte’s Web, Inc. agreed to sublease to Outside Interactive, as subtenant, the entirety of the 42,191 of rentable square feet (consisting of Suite 300, Suite 100, and the Basement/Garden Level) under the 1600 Pearl Street Sublease Agreement commencing on June 1, 2021 and expiring on August 31, 2025 (the “Outside Interactive Sublease Agreement”). The Outside Interactive Sublease Agreement included a rent abatement period during the first seven months of the lease providing for $0 monthly rent. The average monthly installment for the term of the lease after the rent abatement period is $90,695. Upon receiving the landlord’s consent to the sublease, Outside Interactive delivered to Charlotte’s Web, Inc. an unconditional, irrevocable, and transferrable letter of credit in the amount of $500,000 to secure Outside Interactive’s full performance of its obligations under the Outside Interactive Sublease Agreement, naming Charlotte’s Web, Inc. as beneficiary. The foregoing description is qualified in its entirety by reference to the Outside Interactive Sublease Agreement.
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
The Common Shares of the Company are traded on the TSX under the symbol “CWEB.” The following table sets forth trading information for the Common Shares for the periods indicated, as quoted on the TSX.

Period	Low Trading Price (C$)		High Trading Price (C$)
Year Ending December 31, 2023
First Quarter (through March 20, 2023)	C$	0.41	C$	0.84
Year Ended December 31, 2022
Fourth Quarter (December 31, 2022)	C$	0.53	C$	1.15
Third Quarter (September 30, 2022)	C$	0.49	C$	1.10
Second Quarter (June 30, 2022)	C$	0.50	C$	1.49
First Quarter (March 31, 2022)	C$	1.02	C$	2.01
The Common Shares of the Company are also traded on the OTCQX Market under the symbol “CWBHF.” But there is otherwise no established public trading market for the Common Shares in the U.S. The following table sets forth trading information for the Common Shares for the periods indicated, as quoted on the OTCQX. The OTCQX market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	Low Trading Price ($)	High Trading Price ($)
Year Ending December 31, 2023
First Quarter (through March 20, 2023)	$0.29	$0.62
Year Ended December 31, 2022
Fourth Quarter (December 31, 2022)	$0.36	$0.85
Third Quarter (September 30, 2022)	$0.36	$0.85
Second Quarter (June 30, 2022)	$0.38	$1.19
First Quarter (March 31, 2022)	$0.79	$1.60
Holders
As of March 20, 2023, there were 107 holders of record of the Company’s Common Shares. The actual number of holders of our Common Shares is greater than the number of record holders, and includes holders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees.
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
Recent Sales of Unregistered Securities
The Company did not sell securities during the year ended December 31, 2022 which were not registered under the U.S. Securities Act of 1933, as amended ("U.S. Securities Act") or were not previously reported on a Current Report on Form 8-K.
Use of Proceeds from Registered Offerings
None.
Repurchases
None.
Item 6. [Reserved]

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
MD&A of Charlotte's Web Holdings, Inc.
For purposes of this discussion, “Charlotte’s Web,” “CW,” “we,” “our,” “us," or the “Company” refers to Charlotte’s Web Holdings, Inc. and its subsidiaries: Charlotte’s Web, Inc. and Abacus Products, Inc., and its wholly-owned subsidiaries; Abacus Wellness, Inc. and CBD Pharmaceuticals Ltd. This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as of March 23, 2023 and should be read together with the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2022 and December 31, 2021. The results herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Amounts are presented in thousands of United States dollars, unless otherwise indicated.
BUSINESS OVERVIEW
Charlotte’s Web Holdings, Inc. is a Certified B Corp headquartered in Louisville, Colorado, that does the majority of its business in the United States. The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte’s Web™, CBD Medic™, CBD Clinic™, and Harmony Hemp™. Charlotte’s Web branded premium quality products start with proprietary hemp genetics that are 100% North American farm grown and manufactured into hemp extracts containing naturally occurring phytocannabinoids including CBD, cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other beneficial hemp compounds. The Company moved into its new cGMP facility in Louisville, Colorado during the second quarter of 2020 at which the Company conducts its production of tinctures, distribution, and quality control activities, and has expanded its research and development ("R&D"). Charlotte’s Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies (sleep, calm, immunity, exercise recovery), capsules, CBD topical creams and lotions, as well as products for pets. As of October 2022, the Company produces NSF Certified for Sports broad spectrum tincture products. Charlotte’s Web products are distributed to retailers and health care practitioners, and online through the Company’s website at www.CharlottesWeb.com. The information provided on the Charlotte’s Web website is not part of this MD&A.
The business of the Company consists of the farming, manufacturing, sales, and marketing of products of hemp-derived CBD wellness products. As of December 31, 2022, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, as its executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.
The Company’s primary products are made from high quality and proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids and other hemp compounds. The Company believes the presence of these various compounds work synergistically to heighten the effects of the products, making them superior to single-compound isolates.
Hemp extracts are produced from the plant Cannabis and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a THC concentration of not more than 0.3% on a dry weight basis. The Company is engaged in research involving a broad variety of compounds derived from Hemp. Where research provides evidence that a greater than 0.3% THC level may have a potential therapeutic use, the Company may consider pursuing development of that use in jurisdictions where it is legal to do so in accordance with applicable regulations and if consistent with the Company’s founding principles.
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
On October 12, 2022, the Company announced the launch of Charlotte’s WebTM SPORT – Daily Edge, the first broad-spectrum hemp-derived tincture to be Certified for Sport® by NSF, the highly respected global third-party organization that establishes standards for safety, quality, sustainability, and performance as well as certifies manufacturers and products against them. NSF's Certified for Sport® program verifies that products do not contain unsafe levels of contaminants, prohibited substances or masking agents, and that what is on the label matches what is in the product. The Certified for Sport® certification is the only independent third-party certification program recognized by Major League Baseball.
In the US, the Company holds the number one market share position in the CBD market relative to retail dollars, this is based on market share data from leading third-party analysts such as Nielsen Company (US), LLC (“Nielsen”), SPINS, LLC (“Spins”) and Brightfield Group (“Brightfield”), respectively.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources high quality Hemp through contract farming operations in Kentucky, Oregon, and Canada. The Hemp grown in Canada is utilized exclusively in the Canadian market and not in products sold in the United States.
Effective November 1, 2022, the Company entered into a Manufacturing and Sales License Agreement with Aphria, Inc., an Ontario corporation, an affiliate of Tilray, pursuant to which the parties entered into a strategic alliance by which Tilray will have the rights to licensing, manufacturing, marketing and distribution of Charlotte’s WebTM CBD hemp extract products in Canada.

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
In furtherance of the Company’s R&D efforts, in February 2020, the Company established CW Labs, an internal division for R&D, to expand the Company’s efforts around the science of Hemp derived compounds. CW Labs is currently engaged in clinical trials addressing Hemp-based health solutions. CW Labs is located in Louisville, Colorado at the Company’s cGMP production and distribution facility.
Selected Financial Information

	Year Ended December 31,
	2022	2021
Total revenues	$74,139	$96,092
Cost of goods sold	54,728	47,507
Gross profit	$19,411	$48,585
Selling, general, and administrative expenses	70,060	97,641
Goodwill and asset impairments	1,837	98,003
Operating loss	$(52,486)	$(147,059)
Other income (expense), net	744	51
Change in fair value of financial instruments and other	(7,480)	9,429
Income tax expense	(91)	(143)
Net loss	$(59,313)	$(137,722)
Total assets	$187,642	$171,513
Long-term liabilities	$88,710	$20,897
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, distributors, and retail B2B customers.

	Year Ended
	December 31,		% Increase (Decrease)
	2022	2021
Direct-to-consumer ("DTC") revenue	$50,700	$62,334	(18.7)%
Business-to-business ("B2B") revenue	23,439	33,758	(30.6)%
Total revenue	$74,139	$96,092	(22.8)%
Total revenue for the year ended December 31, 2022 was $74,139, a decrease of (22.8)% compared to the year ended December 31, 2021.
DTC e-commerce revenue decreased (18.7)% compared to the year ended December 31, 2021. The decrease was primarily due to lower traffic at our online store due to lower organic search, less paid media and less effective earned and affiliate traffic generation, resulting in approximately $11,000 decrease year over year. Additional drivers include an increase in price promotions for gummies and topicals. The decrease was partially offset by higher customer subscription orders through its loyalty program and a more favorable product mix compared to prior year.

B2B revenue decreased (30.6)% compared to the year ended December 31, 2021. The decrease was due to the Food Drug Mass retail and Natural channels reducing CBD products shelf space resulting in a decrease of approximately $12,000 year over year. Additional drivers include higher depth and frequency of price promotions. The decrease was partially offset by new retail distribution following the passing of Assembly Bill 45 in California in late 2021.
Cost of Goods Sold
Cost of goods sold includes the cost of inventory sold, changes in inventory provisions, and other production costs expensed. Other production costs include direct and indirect production costs including direct labor, processing, testing, packaging, quality assurance, security, shipping, depreciation of production equipment, indirect labor, including production management, and other related expenses. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, mix of product sold, third-party quality costs, transportation, overhead allocations and changes in inventory provisions.
The components of cost of goods sold are as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2022	2021
Inventory expensed to cost of goods sold	23,161	28,620	(19.1)%
Inventory provision, net	23,394	9,729	140.5%
Other production costs	4,768	6,180	(22.8)%
Depreciation and amortization	3,405	2,978	14.3%
Cost of goods sold	$54,728	$47,507	15.2%
Cost of goods sold increased 15.2% for the year ended December 31, 2022 compared to the same period in 2021, primarily due to $13,665 or 140.5% increase in the inventory provision. The inventory provision is estimated by management based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess, or aged inventories based on product shelf life. Additionally, inventory obsolescence is impacted by changes or prospective probable changes in the regulatory environments. The inventory provision increase was primarily due to an increase in the reserve for Hemp inventory of $20,349, based on management's determination during the fourth quarter that this inventory would no longer be used in product formulations as a result of Colorado's anticipated regulatory changes based on Senate Bill 22-205, as well as aged finished goods.
The increase was partially offset by a decrease of 19.1% in inventory expensed to cost of goods sold for the year ended December 31, 2022 compared to December 31, 2021. The decrease was primarily due to lower unit volume sold and mix, as lower cost gummies volume decreased 13% compared to higher cost tinctures which decreased 41% year over year.
Depreciation and amortization expense for the year ended December 31, 2022 and 2021 was $8,968 and $11,025, respectively, of which $3,405 and $2,978, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $5,563 and $8,047, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, mix of revenue between DTC e-commerce and B2B, mix of products sold, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.

Gross profit for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2022	2021
Gross profit	$19,411	$48,585	(60.0)%
Gross margin	26.2%	50.6%	(48.2)%
Gross profit decreased 60.0% for the year ended December 31, 2022 compared to 2021. The decrease is primarily related to lower revenue in both the DTC and B2B channels which was discussed above, and an increase in inventory provisions. The decrease is partially offset by lower inventory expenses. Gross profit before the inventory provision was $42.8 million and $58.3 million, respectively, and gross margin before inventory provision was 58% and 61% for the year ended December 31, 2022 and 2021, respectively.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2022	2021
Selling, general, and administrative expenses	$70,060	$97,641	(28.2)%
Total Selling, general, and administrative expenses for the year ended December 31, 2022 and 2021 were $70,060 and $97,641, respectively. The 28.2% decrease was primarily attributable to activities during the year which lowered personnel costs by $10,569, an Employee Retention Credit ("ERC") tax benefit of $4,106, a decrease in media marketing spend of $5,154, along with lower depreciation and amortization. Depreciation and amortization expensed to Selling, general, and administrative expenses for the year ended December 31, 2022 and 2021 were $5,563 and $8,047.
Total research and development expenses for the year ended December 31, 2022 and 2021 were $3,435 and $5,502, respectively, expensed to Selling, general, and administrative expense. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses of cannabinoids.
Goodwill and asset impairments
For the year ended December 31, 2022, the Company recorded an impairment of $1,837 related to operating leases. During the year, the Company made the decision to cease utilizing the Denver office space and plans to sublease the office space at current market rents. Based on an analysis of the estimated undiscounted cash flows relative to a potential sublease arrangement, the Company evaluated the recoverability of the assets associated with the subleased space, including, the right-of-use asset and concluded the asset was impaired. This analysis resulted in a full impairment charge totaling $1,822 included in Goodwill and asset impairments charges on the consolidated statements of operations for the year ended December 31, 2022.
For the year ended December 31, 2021, the Company fully impaired the goodwill and intangible assets related to customer relationships and trade names recorded from the acquisition of Abacus during the year ended totaling $76,039. The Company determined the sustained decrease in our share price in the fourth quarter of 2021, along with a significant decline to the equity value of the Company's peers and overall U.S. stock market, represented a goodwill impairment triggering event. The Company performed a quantitative analysis as of December 31, 2021 to determine if impairment to our goodwill existed for the one reporting unit. We used a blended approach in calculating fair value of our one reporting unit including the income approach, market approach, and market capitalization approach. This analysis resulted in full impairment of our goodwill balance totaling $76,039 included in Goodwill and asset impairments charges on the consolidated statements of operations for the year ended December 31, 2021. The goodwill impairment was measured as the amount by which the carrying value of the reporting unit, including goodwill, exceeded its fair value.
The factors listed above representing a goodwill triggering event also indicated a triggering event for the Company's acquired customer relationships and trade name intangible assets. The Company performed a quantitative analysis as of December 31, 2021 to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis resulted in full impairment of the of customer relationships and trade name intangible assets acquired and total an impairment loss of $19,750 was recorded for the year ended December 31, 2021.
Total Change in Fair Value of Financial Instruments and Other
Total change in fair value of financial instruments and other is as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2022	2021
Change in fair value of financial instruments and other	$(7,480)	$9,429	(179.3)%
Total change in fair value of financial instruments and other for the year ended December 31, 2022 and December 31, 2021 was a loss of $7,480 and a gain of $9,429, respectively. For the year ended December 31, 2022, there was a loss in the fair value of the Company's SBH Purchase Option of $10,700 compared to a gain of $5,000 as of December 31, 2021. The fair value of the Company's SBH Purchase option is revalued at each reporting date with changes primarily based on financial projections of Stanley Brothers USA and the probability and timing of exercise. Additionally, for the year ended December 31, 2022, the change in fair value of financial instruments and other was partially offset by the revaluation of the fair value of the Company's debt interest rate conversion feature and debt conversion option resulting in a gain of $138 and $3,082, respectively. For the year ended December 31, 2021, the change in fair value of financial instruments and other was driven by the revaluation of the fair value of the Company's warrant liabilities resulting in a gain of $4,304. As of December 31, 2022, all outstanding warrants have expired. The fair value of the Company's financial derivative instruments and SBH purchase option are revalued at each reporting date.
Provision for Income Taxes

	Year Ended
	December 31,		% Increase (Decrease)
	2022	2021
Income tax (expense) benefit	$(91)	$(143)	(36.4)%

Effective tax rate	(0.1)%	(0.1)%
The Company’s effective tax rate during the year ended December 31, 2022 and December 31, 2021 was (0.1)% and (0.1)%, respectively. The effective tax rate for the year ended December 31, 2022 is (0.1)% as the Company continues to believe its deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of December 31, 2022 and December 31, 2021. The effective rate for the year ended December 31, 2022 is consistent with the year ended December 31, 2021, as the Company has been in a full valuation allowance for both year ends.

Liquidity and Capital Resources
As of December 31, 2022 and December 31, 2021, the Company had total current liabilities of $21,427 and $20,170, respectively, and cash and cash equivalents of $66,963 and $19,494, respectively, to meet its current obligations. Despite lower revenues than 2021, the Company has taken actions to reduce operating costs by approximately $30,000 by eliminating positions and lowering employee costs, simplifying the business by rationalizing the number of products produced and sold, reducing the number of third-party co-manufacturers, and lowering spend on non-employee related SG&A costs. For the year ended December 31, 2022, the Company collected the outstanding IRS receivable of approximately $10,841, partially offset by cultivation payments of $3,049.
Effective as of November 14, 2022, the Company entered into a subscription agreement with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI), providing for the issuance of an approximately $56.8 million convertible debenture (the “debenture”). The debenture is convertible into 19.9% ownership of the Company’s Common Shares at a conversion price of C$2.00 per Common Share of the Company on the Toronto Stock Exchange (TSX). The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the stated annualized rate of interest shall reduce to 1.5%. Interest is accrued annually and payable on the maturity date or date of earlier conversion. The maturity date for the debenture is November 2029. The Subscription Agreement contains customary representations, warranties and covenants. The funds from this debenture can be used for operating purposes to fund the Company, as approved by the board of directors or in accordance with the Company’s board-approved budget.
The Company expects its selling, general and administrative expenses in 2023 to be slightly higher than 2022 reflecting the incremental costs of the MLB Promotional Rights Agreement and related marketing activations. The investments in paid license and media rights as well as the launch of the new NSF Certified for Sports brand products are intended to combat the decline in revenues in the current year.
The Company’s primary sources of liquidity are its net cash on hand from operations and sales of its securities from time to time. The Company’s ability to fund its operations for the next twelve months and thereafter will depend on its future operating performance, particularly revenue growth, which can be affected by general economic conditions, industry regulatory changes, and other factors beyond the Company’s control.
Management continually assesses liquidity in terms of the ability to generate sufficient cash flow to fund the business. Net cash flow is affected by the following items: (i) operating activities, including the cash impacts from the statements of operations, the level of accounts receivables, accounts payable, accrued liabilities and unearned revenue and deposits; (ii) investing activities, including the purchase of property and equipment; and (iii) financing activities, including bank line of credits and the issuance of capital shares.
The Company filed a final short form base shelf prospectus on May 5, 2021 with Canadian regulators, with a term of 25-months, which allowed the Company to qualify the distribution by way of prospectus in Canada of up to C$350,000 of common shares, preferred shares, warrants, subscription receipts, units, or any combination thereof. The final short form base prospectus was set to expire on June 6, 2023. The Company filed a prospectus supplement to distribute up to C$60,000 of common shares of the Company (the "Offered Shares") under the ATM Program. As of January 4, 2022, the ATM Program ceased to be available to the Company. Thereafter, the manner in which the Company raises capital will likely require that the Company file registration statements with the SEC related to such activities, which will likely increase the time and expense associated with such activities.
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
Cash Flows
Cash Flow from Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 and December 31, 2021 were as follows:

(in thousands)	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(5,315)	$(29,559)
For the year ended December 31, 2022, the decrease in cash used in operations is primarily related to lower operating expenses, collection of the $10,841 from income tax refunds and its related interest, partially offset by lower revenues and cultivation payments.
Cash Flow from Investing Activities
Net cash provided by (used in) investing activities for the year ended December 31, 2022 and December 31, 2021 were as follows:

(in thousands)	Year Ended December 31,
	2022	2021
Net cash provided by (used in) investing activities	$395	$(11,789)
For the year ended December 31, 2022, the decrease in cash used in investing activities was driven by lower capital expenditures, and partially offset by proceeds from the sale of assets. For the year ended December 31, 2021 the outflow was related to the SBH Purchase Option executed for total consideration of $8,000 and the purchase of $4,918 in capital expenditures, partially offset by other investing activities.
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 and December 31, 2021 were as follows:

(in thousands)	Year Ended December 31,
	2022	2021
Net cash provided by financing activities	$52,389	$8,039
For the year ended December 31, 2022, the increase in cash provided by financing activities was primarily due to proceeds from the issuance of $56.8 million convertible debenture, partially offset by debt issuance costs, share issuance costs, and employee equity vestings. For the year ended December 31, 2021, the net cash provided by financing activities during the period was primarily from ATM Program proceeds of $8,257.
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
As of March 20, 2023, 152,422,498 common shares were issued and outstanding and nil preferred shares were issued and outstanding. As of March 20, 2023, potential dilutive securities include (i) stock options exercisable to purchase 985,012 common shares pursuant to the Company’s 2015 legacy option plan with a weighted average exercise price of $0.5600; (ii) stock options exercisable to purchase 3,380,129 common shares pursuant to the Company’s 2018 option plan, as amended, with a weighted average exercise price of $1.28; (iii) 2,270,605 restricted share units ("RSUs"); (iv) 28,937,417 convertible shares related to convertible debenture. Each option, restricted share award, and convertible share entitles the holder to purchase one common share.
Off-Balance Sheet Arrangements
As of December 31, 2022, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Related party transactions
Aidance Scientific, Inc. (“Aidance”) is the manufacturer of nearly all Abacus products. The former Chief Executive Officer of Abacus Health ("Abacus"), and a former officer of the Company through March 2022, also serves on Aidance’s Board of Directors. For the years ended December 31, 2022 and 2021, the Company made purchases of $3,293 and $3,570, respectively from Aidance. Payment terms on purchases are due 30 days after receipt. As of December 31, 2022 and 2021, the Company had a liability of $36 and $119, respectively, due to Aidance presented in accounts payable in the consolidated balance sheets.
Effective November 2020, the Company entered into a note receivable with certain founders of the Company to negotiate a future binding transaction in good faith. This agreement included a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable was secured by equity instruments with certain founders of the Company, and bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. On March 22, 2022, the founders requested an extension of the maturity date, as allowed under the terms of the promissory note, resulting in an extension of the maturity date to November 13, 2023. According to the terms of the agreement, no additional interest will accrue through the payment date. As of December 31, 2021, the note receivable of $1,037 consisted of principal and interest. As of December 31, 2022, the Company has fully reserved the collectability of the note receivable and expensed the outstanding balance of $1,037 due to the declining value in the collateral in the fourth quarter.
Effective January 5, 2023, the Company entered into a Brand License and Option Agreement with JMS Brands LLC, an entity owned by one of the Company’s founders. Pursuant to the Brand License and Option Agreement, the Company licenses certain intellectual property from JMS Brands LLC, for an annual license fee of $500. Pursuant to the terms of the agreement, the Company has the option to purchase the intellectual property rights for $2,000.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (note "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were employees at the time, are the majority shareholders of Stanley Brothers USA.
Pursuant to an amendment to the Name and Likeness and License Agreement between the Company and Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, the agreement was extended to June 30, 2023. The agreement includes the payment of a nominal per diem fee for specifically requested activities as brand ambassadors for the

Company. In addition, on April 16, 2021, the Company executed a separate consulting agreement which extended the services agreements of the Stanley brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement, the Company paid $2,081 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the Stanley Brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants. For the year ended December 31, 2022 and 2021, the Company recognized $1,025 and $1,056, respectively, of sales and marketing expenses in the condensed consolidated statements of operations related to this agreement. As of December 31, 2022, there is no remaining balance.
Recently Adopted Accounting Pronouncements
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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for convertible debt instruments and convertible preferred stock with (1) cash conversion features, and (2) beneficial conversion features. In addition, ASU 2020-06 enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for emerging growth companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company evaluated the impact of the pronouncement, see further discussion within the note "Summary of Significant Accounting Policies and use of Estimates".
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which addresses that Current GAAP has no specific authoritative guidance on the accounting for, or the disclosure of, government assistance received by business entities. The pronouncement and subsequent amendments require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: 1) Information about the nature of the transactions and the related accounting policy used to account for the transactions; 2) The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, 3) Significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company evaluated the impact of the pronouncement, see further discussion within the note "Income and Other Taxes".
Critical Accounting Estimates
Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Please also refer to note "Summary of Significant Accounting Policies and Use of Estimates" of our notes to consolidated financial statements for a discussion on recently adopted and issued accounting pronouncements.

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
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the consolidated statements of operations. There was $1,837 and $21,964 of impairment losses recognized related to long-lived assets for the year ended December 31, 2022 and December 31, 2021, respectively. Additionally, the Company determined that there was $76,039 of impairment of its goodwill for the year ended December 31, 2021.
Convertible Debenture
The Company determined that the debenture is a freestanding financial instrument, which includes embedded derivatives. The embedded derivatives have been bifurcated from the debenture and accounted for separately in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company reviewed the terms of the debenture and identified two material embedded features which required bifurcation and separate accounting pursuant to the provisions of ASC 815: 1) the interest rate conversion feature based on changes in federal regulations, and 2) the debt conversion option to common shares. The debt interest rate conversion feature is classified as a derivative asset and measured at fair value using a probability weighted income approach. The debt conversion option is classified as a derivative liability and measured at fair value using a Black-Scholes option pricing model. The Company allocated proceeds first to the derivatives measured at fair value and the residual amount is allocated to the debenture. Debt issuance costs are allocated to the debenture. The debt issuance costs are presented as a direct reduction from the face value of the debenture and amortized over the stated term of the debenture.
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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2019. The Company has recorded an uncertain tax position as of December 31, 2022 and December 31, 2021. The Company’s policy is to recognize interest and penalties on taxes, if any, within the statement of operations as income tax expense.
The Company qualified for federal government assistance through employee retention credit (“ERC”) provisions of the Consolidated Appropriations Act of 2021. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for grants provided by the government, including accounting for certain refundable tax credits, by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit as of December 31, 2022 within the statement of operations as a payroll tax expense.
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
The Company recognizes revenue from customers when control of the goods or services are transferred to the customer, generally when products are shipped, at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. Freight revenue is included in revenue on the consolidated statements of operations, and is generally exempt from state sales taxes. Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statements of operations. Contracts are written to include standard discounts and allowances. Contracts are not written to include advertising allowances, tiered discounts or any other performance obligation. Since the Company’s contracts involve the delivery of various tangible products, the arrangements are considered to contain only a single performance obligation, as such there is no allocation of the transaction price. The Company also offers e-commerce discounts and promotions through its online rewards program. The Charlotte’s Web Loyalty Program offers customers rewards points for every dollar spent through the Company website to earn store credit for future purchases. The Company defers recognition of revenue for unredeemed awards until the following occurs: (1) rewards are redeemed by the consumer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Fair Value
The Company’s financial assets include cash and cash equivalents, accounts receivables, notes receivable, and SBH purchase option, and other derivative assets. Financial liabilities include accounts payable and accrued and other current liabilities, cultivation liabilities, notes payable, lease obligations, convertible debenture, and derivative liability. The carrying amounts of current assets and liabilities approximate their fair value due to their short period to maturity. The derivative financial assets and liabilities are measured at fair value through profit or loss ("FVTPL"). The fair value measurement of the Company’s financial and non-financial assets and liabilities utilizes market observable inputs and data as far as possible. Inputs used in determining fair value measurements are categorized into different levels based on how observable the inputs used in the valuation technique utilized are (the 'fair value hierarchy'):
- Level 1: Quoted prices in active markets for identical items (unadjusted);
- Level 2: Observable direct or indirect inputs other than Level 1 inputs; and
- Level 3: Unobservable inputs (i.e. not derived from market data).

The classification of an item into the above levels is based on the lowest level of the inputs used that has a significant effect on the fair value measurement of the item. Transfers of items between levels are recognized in the period they occur. The Company's cash and cash equivalents are subject to a level 1 valuation. The Company’s derivative liabilities are subject to a level 2 valuation. The Company’s SBH purchase option, other derivative assets, and convertible debenture are subject to a level 3 valuation. The basis of the valuation of the derivative financial assets and liabilities are fair value. Refer to the "fair value" note for additional analysis of fair value instruments.
Market Risk
Market risk is the risk that changes in market prices, such as foreign exchange rates and interest rates, will affect the Company’s income or the value of it holding financial instruments. The Company conducts sales transactions with foreign entities. The transactions are primarily denominated in USD, the functional currency. In November 11, 2022, the Company entered into a subscription agreement with BAT Group for $56.8 million convertible debenture. The debenture was denominated in Canadian Dollars ("CAD" or "C$") C$75.3 million per the subscription agreement and translated to USD on the transaction date. The Company remeasures the debenture and the derivatives associated with the debenture at each balance sheet date using the CAD to USD exchange rate as of that balance sheet date. The Company recognizes the resulting foreign currency gain or loss within the statement of operation during the period. See additional discussion of foreign currency translation related to the convertible debenture within note "Debt".
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to change in market interest rates. The Company’s accounts receivable and accounts payable are non-interest bearing. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company does not have any debt instruments outstanding with variable interest rates at December 31, 2022 and December 31, 2021(see note "Debt"). Changes in market interest rates cause the fair value of long-term debt with fixed interest rates to fluctuate but does not impact net income as the Company records debt at amortized cost and the carrying value does not change as interest rates change.
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
Liquidity Risk
Liquidity risk is the risk that the Company will not be able to meet its obligations as they become due. The Company manages liquidity risk by evaluating working capital and forecasting long-term financial liabilities as well as forecast cash inflows and outflows from business operations. The Company’s cash and cash equivalents balances at December 31, 2022 and December 31, 2021 were $66,963 and $19,494, respectively. Net working capital at December 31, 2022 and December 31, 2021 was $82,334 and $75,637, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Charlotte’s Web Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Charlotte’s Web Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Denver, Colorado
March 23, 2023

CHARLOTTE’S WEB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$66,963	$19,494
Accounts receivable, net	1,847	4,882
Inventories, net	26,953	52,077
Prepaid expenses and other current assets	7,998	8,590
Income taxes receivable	—	10,764
Total current assets	103,761	95,807
Property and equipment, net	29,330	36,085
License and media rights	26,871	—
Operating lease right-of-use assets, net	16,519	20,679
Intangible assets, net	1,771	2,843
SBH purchase option and other derivative assets	3,620	13,000
Notes receivable - noncurrent	—	1,037
Other long-term assets	5,770	2,062
Total assets	$187,642	$171,513
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,018	$5,049
Accrued and other current liabilities	6,899	9,570
Cultivation liabilities – current	445	3,448
Lease obligations – current	2,306	2,103
License and media rights payable - current	7,759	—
Total current liabilities	21,427	20,170
Cultivation liabilities – noncurrent	6	385
Lease obligations – noncurrent	17,905	20,500
Derivative and other long-term liabilities	12,995	12
License and media rights payable - noncurrent	20,383	—
Convertible debenture	37,421	—
Total liabilities	110,137	41,067
Commitments and contingencies (note 9)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized as of December 31, 2022 and 2021, respectively; 152,135,026 and 144,659,964 shares issued and outstanding as of December 31, 2022 and 2021	1	1
Additional paid-in capital	325,431	319,059
Accumulated deficit	(247,927)	(188,614)
Total shareholders’ equity	77,505	130,446
Total liabilities and shareholders’ equity	$187,642	$171,513
See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021

Revenue	$74,139	$96,092
Cost of goods sold	54,728	47,507
Gross profit	19,411	48,585

Selling, general and administrative expenses	70,060	97,641
Goodwill and asset impairments	1,837	98,003
Operating loss	(52,486)	(147,059)

Other income, net	744	51
Change in fair value of financial instruments and other	(7,480)	9,429
Loss before provision for income taxes	$(59,222)	$(137,579)
Income tax expense	(91)	(143)
Net loss	$(59,313)	$(137,722)
Net loss per common share, basic and diluted	$(0.40)	$(0.98)
Weighted-average shares used in computing net loss per share, basic and diluted	146,631,767	140,769,247

See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Proportionate Voting Shares	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Shares	Amount
Balance—December 31, 2020	81,177	107,060,237	$1	$305,133	$(50,892)	$254,242
Exercise of stock options	—	8,261	—	30	—	30
Conversion to common shares	(81,177)	32,471,060	—	—	—	—
Exercise of warrants	—	98,788	—	441	—	441
Withholding of common shares upon vesting of restricted share units	—	182,727	—	(146)	—	(146)
Harmony Hemp contingent equity compensation	—	338,091	—	1,460	—	1,460
ATM Program, net of share issuance costs	—	4,500,800	—	8,118	—	8,118
Share-based compensation	—	—	—	4,023	—	4,023
Net loss	—	—	—	—	(137,722)	(137,722)
Balance—December 31, 2021	—	144,659,964	$1	$319,059	$(188,614)	$130,446
Common shares issued upon vesting of restricted share units, net of withholdings	—	947,396	—	(190)	—	(190)
Harmony Hemp contingent equity compensation	—	169,045	—	164	—	164
Common share issuance license and media agreement		6,119,121	—	3,060	—	3,060
ATM Program, net of share issuance costs	—	239,500	—	(65)	—	(65)
Share-based compensation	—	—	—	3,403	—	3,403
Net loss	—	—	—	—	(59,313)	(59,313)
Balance—December 31, 2022	—	152,135,026	$1	$325,431	$(247,927)	$77,505

See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(59,313)	$(137,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,968	11,025
Goodwill and asset impairments	1,837	98,003
Change in fair value of financial instruments	7,480	(9,305)
Allowance for credit losses	1,226	1,509
Inventory provision	23,394	9,729
Share-based compensation	3,403	5,483
Changes in right-of-use assets	2,146	2,368
Loss (gain) on disposal of assets	(184)	390
Other	958	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,946	(948)
Inventories, net	1,730	1,023
Prepaid expenses and other current assets	3,781	694
Operating lease obligations	(2,012)	(2,230)
Accounts payable, accrued and other liabilities	(3,577)	(2,911)
License and media rights	(500)	—
Income tax receivable	10,764	676
Cultivation liabilities	(4,000)	(7,166)
Other operating assets and liabilities, net	(4,362)	(177)
Net cash used in operating activities	(5,315)	(29,559)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(265)	(4,918)
Proceeds from sale of assets	660	13
Issuance of notes receivable, net of collections	—	510
Investment in Stanley Brothers USA Holdings purchase option	—	(8,000)
Other investing activities	—	606
Net cash provided by (used in) investing activities	395	(11,789)
Cash flows from financing activities:
Proceeds from public offerings, net of issuance costs	(64)	8,257
Proceeds from stock option exercises	—	30
Proceeds from convertible debenture	52,761	—
Other financing activities	(308)	(248)
Net cash provided by financing activities	52,389	8,039
Net increase (decrease) in cash and cash equivalents	47,469	(33,309)
Cash and cash equivalents —beginning of year	19,494	52,803
Cash and cash equivalents —end of year	$66,963	$19,494
Non-cash activities:
Non-cash purchase of license and media rights assets	(31,399)	—
Non-cash share issuance for license and media rights agreement	(3,060)	—
Non-cash purchases of property and equipment	—	(2,500)
Reduction to cultivation liabilities for inventory provision	—	(543)
See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of the Business
Charlotte’s Web Holdings, Inc. together with its subsidiaries, (collectively "Charlotte's Web" or the “Company”) is a public company incorporated pursuant to the laws of the Province of British Columbia and a Certified B Corp. The Company’s common shares are publicly listed on the Toronto Stock Exchange (“TSX”) under the symbol “CWEB” and quoted on the OTCQX under the symbol "CWBHF." The Company’s corporate headquarters is located in Louisville, Colorado in the United States of America. The majority of the Company's business is conducted in the United States of America.
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
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources Hemp through contract farming operations in Kentucky, Oregon, and Canada. The Hemp grown in Canada is utilized exclusively in the Canadian market and not in products sold in the United States.
In furtherance of the Company’s R&D efforts, in 2020, the Company established CW Labs, an internal division for R&D, to substantially expand the Company’s efforts around the science of hemp derived compounds. CW Labs is currently engaged in clinical trials addressing Hemp-based health solutions. CW Labs is located in Louisville, Colorado at the Company’s current good manufacturing practice ("cGMP") production and distribution facility.
Emerging Growth Company Status
The Company is an emerging growth company ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company can elect to early adopt, if permitted by the accounting standard. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an EGC.

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, comparisons are to comparable prior periods, and 2022 and 2021 refer to the 12 months ended December 31, 2022, and December 31, 2021, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make informed estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures in the accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to any (i) inventory provision, (ii) underlying assumptions that affect the potential impairment of goodwill and long-lived assets, (iii) ability to realize income tax benefits associated with deferred tax assets, and, (iv) underlying assumptions that affect the fair value of the SBH purchase option and other derivative instruments. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Management’s estimates are based on historical information available at the date of the consolidated financial statements and various other assumptions management believes are reasonable based on the circumstances. Actual results could differ materially from those estimates.
Reclassifications and prior period presentations
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation.
Basic and Diluted Net Loss per Share
Basic net loss per common share is computed by dividing the allocated net loss and by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the allocated net loss by the weighted-average number of common shares together with the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued. Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Segments
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. As such, the Company has one operating segment, which is the business of hemp-based CBD wellness products. Substantially all long-lived assets are located in the United States and substantially all revenue is attributed to customers based in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.
Concentration of Credit Risk
The Company's financial instruments that are potentially exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The cash amounts in deposit accounts held in excess of federally-insured limits were $66,713 and $19,244 as of December 31, 2022 and 2021, respectively.
The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk, but has limited risk, as the majority of its sales are transacted with cash.
As of December 31, 2022 and 2021, no single customer accounted for more than 10% of the Company’s consolidated revenue. The Company had one customer whose accounts receivable balance individually represented 21% and 34% of accounts receivable as of December 31, 2022 and 2021, respectively.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. Cost includes all expenses for direct raw materials inputs, as well as costs directly attributable to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Cost is determined by use of the weighted average method. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence, including State and Federal regulatory considerations. The Company’s raw materials inventories of harvested hemp are recorded at cost to harvest. Raw materials costs as well as production costs are included in the carrying value of the Company’s finished goods inventory. The Company's inventory production process for cannabinoid products includes the cultivation of botanical raw material. Because of the duration of the cultivation process, a portion of the inventory will not be sold within one year. Consistent with

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
the practice in other industries that cultivate botanical raw materials, all inventory is classified as a current asset. Refer to note "Inventories" for further discussion.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following amounts (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$2,612	$6,224
License and media rights	2,500	—
Deposits	2,313	925
Other miscellaneous receivables	573	1,441
Total prepaid expenses and other current assets	$7,998	$8,590
Property and Equipment, Net
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building	30 years
Machinery and equipment	3-12 years
Furniture and fixtures	2-7 years
Leasehold improvements	Shorter of useful life or term of lease (2-15 years)
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
Intangible Assets, Net
Finite Lived Intangible Assets
Finite lived intangible assets consist of software, patents, and licenses. These intangible assets were determined to have finite lives and are amortized over their useful lives. Software is stated at cost less accumulated amortization. The costs of obtaining a patent are capitalized and amortized over its useful life.
Amortization is calculated on the straight-line basis over the following estimated useful lives of the assets:

Software	2-5 years
Patents	15-20 years

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
If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If it is determined that there are impairment indicators, the Company will compare the fair value of its reporting units to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company also monitors the indicators for goodwill impairment testing between annual tests. See note "Goodwill and intangible assets", for further discussion.
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. See note "Goodwill and Intangible Assets", and note "Property and Equipment, net", for further discussion.
Cultivation Liabilities
Cultivation liabilities consist of amounts owed to third-party farming operators for the hemp harvests cultivated between 2022 and 2019. There were no cultivation liabilities incurred for the hemp harvest cultivated in 2021 or 2020 as there was minimal hemp grown with third-party farming operators due to sufficient quantities on hand of harvested hemp inventories and the resulting minimal crops did not trigger additional liabilities per the terms of the agreements. The terms of the agreements with third-party farming operators are fixed and determined based on the potency and yield of the hemp crops after harvests are completed. As stated in the agreements with the third-party farming operators, amounts are paid over four or eight quarters depending on the quantity of acres planted. The Company can reduce the settlement amount of cultivation liabilities for harvested hemp outside of quality specifications, as stated in the agreements. The cultivation liabilities are initially measured at the present value of

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
future payments, discounted using a risk free interest rate. Refer to note "Cultivation Liabilities" for detail of the cultivation liabilities for the years ended December 31, 2022 and 2021.
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
Present value of lease payments are discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate. Because the Company’s operating leases generally do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at lease commencement date for collateralized borrowings with a similar term, an amount equal to the lease payments and in a similar economic environment where the leased asset is located. The collateralized borrowings were based on the Company’s credit rating corroborated with market credit metrics like debt level and interest coverage.
The Company’s operating lease ROU assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) lease incentives under the lease. Options to renew or terminate the lease are recognized as part of the Company’s ROU assets and lease liabilities when it is reasonably certain the options will be exercised. ROU assets are also assessed for impairments consistent with the Company’s long-lived asset policy. See note "Leases" for further discussion.
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
Convertible Debenture
The Company determined that the debenture is a freestanding financial instrument, which includes embedded derivatives. The embedded derivatives have been bifurcated from the debenture and accounted for separately in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company reviewed the terms of the debenture and identified two material embedded features which required bifurcation and separate accounting pursuant to the provisions of ASC 815: 1) the interest rate conversion feature based on changes in federal regulations, and 2) the debt conversion option to common shares. The debt interest rate conversion feature is classified as a derivative asset and measured at fair value using a probability weighted income approach. The debt

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
conversion option is classified as a derivative liability and measured at fair value using a Black-Scholes option pricing model. The Company allocated proceeds first to the derivatives measured at fair value and the residual amount is allocated to the debenture. Debt issuance costs are allocated to the debenture. The debt issuance costs are presented as a direct reduction from the face value of the debenture and amortized over the stated term of the debenture. Refer to note "Fair Value Measurement' and note "Debt" for additional discussion regarding the convertible debenture and derivative instruments.
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
The Company recognizes revenue from customers when control of the goods or services are transferred to the customer, generally when products are shipped, at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. Freight revenue is included in revenue on the consolidated statements of operations, and is generally exempt from state sales taxes. Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statements of operations. Contracts are written to include standard discounts and allowances. Contracts are not written to include advertising allowances, tiered discounts or any other performance obligation. Since the Company’s contracts involve the delivery of various tangible products, the arrangements are considered to contain only a single performance obligation, as such there is no allocation of the transaction price. The Company also offers ecommerce discounts and promotions through its online rewards program. The Charlotte’s Web Loyalty Program offers customers rewards points for every dollar spent through the Company website to earn store credit for future purchases. The Company defers recognition of revenue for unredeemed awards until the following occurs: (1) rewards are redeemed by the consumer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer ecommerce website, and distributors, retail, wholesale business-to-business customers, and health practitioners. The following table sets forth the disaggregation of the Company’s revenue:

	Year Ended December 31,
	2022	2021
Direct-to-consumer	$50,700	$62,334
Business-to-business	23,439	33,758
Total	$74,139	$96,092
Substantially all of the Company’s revenue is earned in the United States.
Cost of Goods Sold
Cost of goods sold primarily consists of the inventory and production costs for the Company’s products sold during the period, and also includes amortization and depreciation, as well as allocated expenses. For the year ended December 31, 2022 and 2021, cost of goods sold includes $23,394 and $9,729 in inventory provision, respectively. Refer to note "Inventories" for further discussion.
Selling, General and Administrative
Selling, general and administrative expense primarily consists of compensation and other personnel-related costs, including share-based compensation, marketing and advertising expenses, professional services fees, rent and related costs, property and casualty and directors and officers insurance premiums and bank and merchant fees. Advertising expenses are expensed as incurred and primarily includes the cost of marketing activities such as online advertising, search engine optimization, promotional activities and market research. For the years ended December 31, 2022 and 2021, the Company recognized $12,211 and $17,523 of advertising expense, respectively. Selling, general and administrative expense also includes research and development expenses, which are expensed as incurred. For the years ended December 31, 2022 and 2021, the Company recognized $3,435 and $5,502, respectively, of research and development expenses.
Defined Contribution Plan
The Company has defined contribution plans, under which the Company contributes based on a percentage of the employees’ elected contributions. Defined contribution expense of $540 and $441 was recorded during the years ended December 31, 2022 and December 31, 2021, respectively.
Share-based Compensation
The Company accounts for compensation expense for share-based option awards to employees, non-employee directors, and other non-employees based on the estimated grant date fair value of the options on a straight-line basis over the requisite service period, which is the vesting period for stock options. The fair value of stock options are estimated using the Black-Scholes-Merton (“Black-Scholes”) valuation model, which requires assumptions and judgments regarding stock price, volatility, risk-free interest rates, dividend yields and expected option terms. The Company uses the historical volatility and grant date closing price of its publicly traded shares to estimate the grant-date fair value of its stock options. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
future. Share-based compensation is recognized net of actual forfeitures when they occur. All share-based compensation costs are recorded in the consolidated statements of operations in selling, general and administrative expense.
The Company measures nonemployee awards at their fair value consistent with the accounting for employee share-based compensation as described above. For the years ended December 31, 2022 and December 31, 2021, the Company did not have any material expense for nonemployee awards.
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
The Company accounts for uncertainties in income taxes under Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2018. The Company has recorded an uncertain tax position of $221 and $179 as of December 31, 2022 and December 31, 2021, respectively. The Company’s policy is to recognize interest and penalties on taxes, if any, as income tax expense.
Recently Issued Accounting Pronouncements
Other than described below, no new accounting pronouncements adopted or issued by the Financial Accounting Standards Board (“FASB”) had or may have a material impact on the Company’s consolidated financial statements.
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this standard apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact, if any, that the updated standard will have on the condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which aims to reduce complexity in accounting standards by improving certain areas of U.S. GAAP without compromising information provided to users of financial statements. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted, and the Company elected to adopt for the fiscal year beginning January 1, 2022. There was an immaterial impact upon adoption on the condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for convertible debt instruments and convertible preferred stock with (1) cash conversion features, and (2) beneficial conversion features. In addition, ASU 2020-06 enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for emerging growth companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the Company elected to adopt for the fiscal year beginning January 1, 2022. The Company evaluated the impact of the pronouncement and accounted for the convertible debenture in accordance with ASU 2020-06. See further discussion within the note "Debt".
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which addresses that Current GAAP has no specific authoritative guidance on the accounting for, or the disclosure of, government assistance received by business entities. The pronouncement and subsequent amendments require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: 1) Information about the nature of the transactions and the related accounting policy used to account for the transactions; 2) The line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item, 3) Significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted for the fiscal year beginning January 1, 2022. The Company evaluated the impact of the pronouncement, see further discussion within the note "Income and Other Taxes".
3. FAIR VALUE MEASUREMENT
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
Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities
Level 3—Unobservable inputs that are supported by little or no market data for the related assets or liabilities
The categorization of a financial instrument within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments include cash and cash equivalents, accounts receivable and other receivables, notes receivable and payable, SBH purchase option and asset derivatives, accounts payable and accrued liabilities, cultivation liabilities, convertible debenture, liability derivatives, and other current assets and liabilities. At December 31, 2022 and 2021, the carrying amounts of cash and cash equivalents, accounts receivable and other receivables, accounts payable and other current assets and liabilities approximated at their fair values because of their short-term nature. The carrying value of the notes receivable and cultivation liability approximates the fair value as the stated interest rate approximates market rates currently available to the Company. The carrying value of the convertible debenture approximates the fair value after adjustments for the bifurcated embedded derivatives and other discounts, refer to the "Debt" note for fair value discussion.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2022 and 2021, by level within the fair value hierarchy:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$2,300	$2,300
Debt interest rate conversion feature	—	—	1,320	1,320
Total Financial Assets	$—	$—	$3,620	$3,620

Financial Liabilities:
Debt conversion option	$—	$12,995	$—	$12,995

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings Purchase Option	$—	$—	$13,000	$13,000
Financial Liabilities:
Warrants	$—	$—	$—	$—
There were no transfers between levels of the hierarchy during the years ended December 31, 2022 and December 31, 2021.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Convertible Debt Derivatives
On November 14, 2022, the Company entered into a subscription agreement (the “Subscription Agreement”) with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI, the "Lender"), providing for the issuance of $56.8 million (C$75.3 million) convertible debenture (the “debenture”). The debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company on the Toronto Stock Exchange (TSX). The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from the plant Cannabis sativa L. (“CBD”) as an ingredient in food products and dietary supplements in the United States. (The term “federal regulation" is defined as the date that federal laws in the United States permit, authorize or do not prohibit the use of CBD as an ingredient in food products and dietary supplements). Following federal regulation of CBD, the annualized rate of interest shall reduce to 1.5%.
The Company determined that the debenture did not meet the definition of a freestanding derivative under ASC 815 "Fair Value Measurement for financial statement", and required the bifurcation of two embedded derivatives, the debt interest rate conversion feature and the debt conversion option.
Debt Interest Rate Conversion Feature
The debt interest rate conversion feature is classified as a financial asset and is remeasured at fair value at each reporting date, with changes recognized in consolidated statements of operations as changes in fair value of financial instruments and other for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. The debt interest rate conversion feature, if triggered, reduces the stated interest rate of the debenture to 1.5% upon federal regulation of CBD in the United States.
For the year ended December 31, 2022, a $138 gain related to the debt interest rate conversion feature was recognized as change in fair value of financial instruments and other in the statements of operations. As of December 31, 2022, the debt interest rate conversion feature represents a financial asset of $1,320 within SBH purchase option and other derivative assets in the consolidated balance sheets.
To determine the value of the option, the Company utilizes a probability weighted income approach. This method calculates the present value of the reduced interest accrued on the debenture assuming the feature is triggered at a certain time, after accounting for the probability of federal regulation of CBD. This approach is useful when ultimate valuation is based on an unverifiable outcome, such as an event outside of the Company’s influence. The following additional assumptions are used in the model:

Year Ended December 31,
2022
Stated interest rate	5.0%
Adjusted interest rate	1.5%
Implied debt yield	8.6%
Federal regulation probability	15.0%
Year of event	2025
Debt Conversion Option
Per the debenture, the Lender has the option, at any time before the Maturity Date at no additional consideration, for all or any part of the principal amount to be converted into fully paid and non-assessable common shares. The

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Company assessed this conversion feature and determined that the debt conversion option is an embedded derivative that requires bifurcation and is classified as a financial liability. The debt conversion option is initially measured at fair value and is revalued at each reporting period using the Black-Scholes option pricing model based on Level 2 observable inputs. The assumptions used by the Company are the quoted price of the Company’s common shares in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility is based on the actual historical market activity of the Company’s shares. The expected life is based on the remaining contractual term of the debenture and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected maturity of the debenture.
For the year ended December 31, 2022, a $3,082 gain related to the debt conversion option was recognized as change in fair value of financial instruments and other in the statements of operations. As of December 31, 2022, the debt conversion option represents a financial liability of $12,995 within derivative and other long-term liabilities in the consolidated balance sheets.
The following table provides the assumption regarding Level 2 fair value measurements inputs at their measurement dates:

Year Ended December 31,
2022
Expected volatility	86.7%
Expected term (years)	6.9
Risk-free interest rate	4.0%
Expected dividend yield	—%
Value of underlying share	$0.73
Exercise price	$2.00
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
The Company has elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. Under ASC 825-10, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the consolidated statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy),

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value (Stanley Brothers USA financial results or projections of future financial results). Changes in fair value measurements, if significant, may affect performance of cash flows. For the year ended December 31, 2022 and December 31, 2021, a $10,700 loss and a $5,000 gain, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments and other in the statements of operations. As of December 31, 2022 and December 31, 2021, the SBH Purchase Option represents a financial asset of $2,300 and $13,000 within SBH purchase option and other derivative assets in the consolidated balance sheets.
The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise. The following additional assumptions are used in the model:

	Year Ended December 31,
	2022	2021
Expected volatility	115.0%	92.5%
Expected term (years)	2.7	3.7
Risk-free interest rate	4.3%	1.1%
Weighted average cost of capital	40.0%	40.0%
Warrant Liabilities
In 2020, the Company closed its underwritten public share offering (“2020 Share Offering”) of 10,000,000 units ("Offered Units"). Each Offered Unit consisted of one common share of the Company and one-half of one common share purchase warrant of the Company (each whole common share purchase warrant, a "2020 Share Offering Warrant"). The 2020 Share Offering Warrants do not meet all of the criteria for equity classification as the warrants are denominated in Canadian dollars ("CAD"), which differs from the Company's functional currency. As a result, the 2020 Share Offering Warrants are initially measured at fair value and are revalued at each reporting period using the Black-Scholes option pricing model based on Level 2 observable inputs. The assumptions used by the Company are the quoted price of the Company’s common shares in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility is based on the actual historical market activity of the Company’s shares. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected life of the warrants.
For the years ended December 31, 2022 and December 31, 2021, no gain and $4,304 gain, respectively, was recognized related the warrant liabilities as change in fair value of financial instruments and other in the consolidated statements of operations. As of December 31, 2021, the Company's warrant liabilities' fair value is zero due to some warrants expiring in December 2021, a shorter expected term for the remaining outstanding warrants, and a significant decline in the Company's stock price. As of December 31, 2022, there are no outstanding warrants.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The following table provides quantitative information regarding Level 2 fair value measurements inputs at their measurement dates:

Year Ended December 31,
2021
Expected volatility	83.8%
Expected term (years)	0.4-0.5
Risk-free interest rate	0.4%
Expected dividend yield	—%
Value of underlying share	$1.34
4. INVENTORIES
Inventories consist of the following:

	December 31,
	2022	2021

Harvested hemp and seeds	$34,763	$38,249
Raw materials	10,960	15,189
Finished goods	13,237	13,974
	58,960	67,412
Less: inventory provision	(32,007)	(15,335)
Total	$26,953	$52,077
Inventory Provision
For the year ended December 31, 2022, inventory provisions of $23,394 were expensed through cost of goods sold. The increase was primarily due to an additional reserve for Hemp inventory of $20,349 based on the Company's determination during the fourth quarter that this inventory would no longer be used in product formulations as a result of Colorado's anticipated regulatory changes based on Senate Bill 22-205. For the year ended December 31, 2022, write-offs of inventory previously reserved for of $6,722 were recognized. For the year ended December 31, 2021, inventory provisions of $9,729 were expensed through cost of goods sold in the consolidated statements of operations, and $543 were recognized as settlement reductions of cultivation liabilities due to third-party farming operators related to harvested hemp outside of quality specifications. For the year ended December 31, 2021, write-offs of inventory previously reserved for of $12,129 were recognized.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
5. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	December 31,
	2022	2021

Building	$3,409	$3,409
Machinery and equipment	16,688	15,552
Furniture and fixtures	1,146	1,202
Leasehold improvements	26,919	27,158
	$48,162	$47,321
Accumulated depreciation	(19,003)	(13,829)
Construction-in-process	171	2,593
Total property and equipment, net	$29,330	$36,085
Depreciation expense for the years ended December 31, 2022 and December 31, 2021, was $6,213 and $7,481, respectively, of which $3,181 and $4,503, respectively, was recorded in Selling, general, and administrative expense in the consolidated statements of operations. For the years ended December 31, 2022 and December 31, 2021, depreciation expense of $3,032 and $2,978, respectively, was recorded in Cost of goods sold in the consolidated statements of operations.
During the year ended December 31, 2021, an impairment loss of $1,921 was recorded related to property and equipment. The impairment resulted from the Company's decision to exit a third-party farming operator relationship.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of December 31, 2022 and December 31, 2021, the Company has no goodwill. The Company determined the sustained decrease in share price in the fourth quarter of 2021, along with a significant decline to the equity value of the Company's peers, represented a goodwill impairment triggering event. The Company performed a quantitative analysis as of December 31, 2021 to determine if impairment to the Company's goodwill existed for the one reporting unit. A blended approach in calculating fair value of the one reporting unit included the income approach and market approach. This analysis resulted in full impairment of the Company's goodwill balance totaling $76,039 included in goodwill and asset impairments charges on the consolidated statements of operations for the year ended

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
December 31, 2021. The goodwill impairment was measured as the amount by which the carrying value of the reporting unit, including goodwill, exceeded its fair value.
Intangible Assets
Details of the Company’s intangible assets subject to amortization and indefinite-lived intangible assets and their respective carrying amounts are as follows:

	As of December 31, 2022
	Weighted-Average Remaining Useful Life (in years)	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	18.93	$3,514	$(1,893)	$1,621
Indefinite-lived intangible assets:		150	—	150
Total		$3,664	$(1,893)	$1,771

	As of December 31, 2021
	Weighted-Average Remaining Useful Life (in years)	Gross	Accumulated Amortization	Net
Definite-lived intangibles assets(1) :	20.04	$5,059	$(2,366)	$2,693
Indefinite lived intangible assets:	—	150	—	150
Total		$5,209	$(2,366)	$2,843
(1) The factors listed above representing a goodwill triggering event also indicated a triggering event for the Company's customer relationships and trade name intangible assets acquired with the acquisition of Abacus. The Company performed a quantitative analysis as of December 31, 2021 to determine if impairment existed by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. This analysis resulted in full impairment of the customer relationships and trade name intangible assets acquired and total an impairment loss of $19,750 was recorded in goodwill and asset impairments charges on the consolidated statements of operations for the year ended December 31, 2021.
For the years ended December 31, 2022 and December 31, 2021, amortization expense of intangible assets of $1,228 and $3,544, respectively, was recorded in Selling, general, and administrative expense in the consolidated statements of operations.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
As of December 31, 2022, expected amortization of intangible assets is as follows:

Year Ending December 31:
2023	$848
2024	140
2025	115
2026	18
2027	18
Thereafter	190
Total future amortization	$1,329
7. LICENSE AND MEDIA RIGHTS
MLB Promotion Rights Agreement
On October 11, 2022, the Company entered into a Promotional Rights Agreement (the “MLB Promotional Rights Agreement”) with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the “MLB”), pursuant to which the Company entered into an strategic partnership with MLB to promote the Company’s new NSF-Certified for Sport® product line.
As consideration under the MLB promotional rights agreement, the Company has paid and is committed to pay a combination of cash over the license period, along with upfront non-cash consideration in the form of equity, as well as contingent consideration in the form of contingent payments based on revenue. The consideration is as follows: 4% of the Company’s fully diluted outstanding common shares; $30.5 million in cash consideration from 2022 through 2025, paid in accordance with the payment schedule below; 10% royalty on the Company’s gross revenue from the sale of MLB branded products, after cumulative gross sales of all such branded products exceed $18.0 million.
As of October 11, 2022, the Company measured the assets acquired under the MLB promotional rights agreement based on the pro-rated fair value of i) the equity grant, ii) the committed cash payments, and iii) the revenue royalty payment for the acquired assets of 1) licensed properties and 2) prepaid media rights. The Company issued the MLB 6,119,121 common shares, the fair value of equity grant was $3,060. The fair value of the $30.5 million committed cash consideration was $28,339, based on the discounted future payments through the term of the agreement using a risk free interest rate of 4.31%. The fair value of the contingent 10% revenue royalty payment was $0 as the payment of the royalty fee is not considered probable.
As of December 31, 2022, the fair value of the total licensed properties was $23,399 recorded as a license and media rights asset, and the fair value of the media rights was $7,482 recorded as a $2,500 prepaid asset and a $4,982 license and media rights asset within the consolidated balance sheets. For the year ended December 31, 2022, the Company paid the MLB $500 as part of the committed cash payments, and recognized $1,516 in amortization expense related to the licensed properties, and $518 in media expense related to the media rights.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Maturities of the MLB license and media rights payable as of December 31, 2022 are as follows:

Year Ending December 31:
2023	$8,000
2024	10,000
2025	12,000
Total payments	$30,000
Less: Imputed interest	(1,858)
Total license and media rights payable	$28,142
Less: Current license liabilities	(7,759)
Total non-current license and media rights payable	$20,383
As of December 31, 2022, expected amortization of licensed properties is as follows:

Year Ending December 31:
2023	$7,294
2024	7,294
2025	7,294
Total future amortization	$21,882
8. DEBT
Convertible Debenture
Effective as of November 14, 2022, the Company entered into the Subscription Agreement with BT DE Investments, Inc., providing for the issuance of $56.8 million (C$75.3 million) convertible debenture. The debenture was denominated in Canadian Dollars ("CAD" or "C$"). The debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the stated annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 2029.
The following is a summary of the Company's convertible debenture as of December 31, 2022:

	As of December 31, 2022
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$56,080	$(18,659)	$37,421
The debenture was C$75.3 million per the subscription agreement and translated to USD on the transaction date. The Company remeasures the debenture at each balance sheet date using the CAD to USD exchange rate as of that balance sheet date. The Company recognizes the resulting foreign currency gain or loss within the statement of

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
operations during the period. For the year ended December 31, 2022, the Company recognized a foreign currency gain of $727 related to the net carrying value of the debenture.
Interest is accrued annually and payable on the maturity date or date of earlier conversion. On conversion, accrued interest will either be converted into common shares equal to the amount of accrued interest or will be paid in cash if agreed with the Lender. As of December 31, 2022, the principal amount of the debenture includes $163 of accrued interest expense. The following is a summary of the interest expense and amortization expense, recorded within the statement of operation, of the Company's convertible debenture as of December 31, 2022:

For the Year Ended December 31,
Interest and Amortization Expense	2022
Interest expense	$379
Amortization of debt discounts and costs	$163
Total	$542
Line of Credit
The Company terminated the asset backed line of credit ("ABL") of $10,000 with J.P. Morgan on July 27, 2022. Borrowings under the ABL bore interest at a variable rate based on (A) CB Floating Rate defined as Prime Rate plus 1.0% or (B) monthly LIBOR rate plus 2.50%. Borrowings under the ABL were secured by all of the assets of the Company and guaranteed by other subsidiaries of the Company. The line of credit agreement required compliance by the Company with certain debt covenants. As of the termination date and December 31, 2021, the Company was not in compliance with the debt covenants and had not drawn on the line of credit.
9. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance. As of December 31, 2022 there are no pending litigation that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
10. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 0.2 years to 12.2 years, some of which include options to extend the leases for up to 5 years. Generally, the lease agreements do not include options to terminate the lease.
The weighted average remaining lease term was 10.0 years for operating leases as of December 31, 2022. The weighted average discount rate was 5.5% for operating leases as of December 31, 2022.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The components of lease cost, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Operating Lease Cost:
Fixed lease cost	$2,074	$2,969
Variable lease cost	1,572	1,512
Total lease cost	$3,646	$4,481

Sublease income	940	724
Other information related to leases was as follows:

	Year Ended December 31,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,471	$3,528
Right-of-use assets obtained in exchange of lease obligations:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,350
Maturities of operating lease liabilities as of December 31, 2022 are as follows:

Operating Leases
Year Ending December 31:
2023	$3,368
2024	3,205
2025	2,896
2026	2,172
2027	1,847
Thereafter	13,698
Total lease obligation	$27,186
Less: Imputed interest	(6,975)
Total lease liabilities	$20,211
Less: Current lease liabilities	2,306
Total non-current lease liabilities	$17,905

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
During the year ended December 31, 2022, the Company made the decision to cease utilizing the Denver office space and plans to sublease the office space at current market rents. Based on an analysis of the estimated undiscounted cash flows relative to a potential sublease arrangement, the Company evaluated the recoverability of the assets associated with the subleased space, including, the right-of-use asset and concluded the asset was impaired.
The Company recorded an impairment charge of $1,837 within goodwill and asset impairments in the consolidated statements of operations as of December 31, 2022. There were no such impairments for the year ended December 31, 2021.
11. CULTIVATION LIABILITIES
In conjunction with the contract terms, the Company can reduce the settlement amount for harvested hemp outside of quality specifications. For the years ended December 31, 2022 and 2021, the Company recognized $582 and $855, respectively, of settlement reductions.
Future payments due under contract obligations are as follows:

	Short-term	Long-term	Total
December 31, 2020	$9,304	$2,513	$11,817
Payments	(7,166)	—	(7,166)
Settlement reductions	(855)	—	(855)
Interest	37	—	37
Conversion to short-term borrowings	2,128	(2,128)	—
December 31, 2021	$3,448	$385	$3,833
Payments	(3,049)		(3,049)
Settlement reductions	(582)		(582)
2022 Crop	206	6	212
Interest	37		37
Conversion to short-term borrowings	385	(385)	—
December 31, 2022	$445	$6	$451
Scheduled maturities of amounts owed as of December 31, 2022 are as follows:

Year Ending December 31:
2023	$450
2024	6
Total future payments	$456
Less: Imputed interest	(5)
Total cultivation liabilities	$451
Less: Current portion of cultivation liabilities	(445)
Total non-current cultivation liabilities	$6

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
12. SHAREHOLDERS’ EQUITY
As of December 31, 2022 and December 31, 2021, the Company’s share capital consists of one class of issued and outstanding shares: Common Shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
Common Shares
As of December 31, 2022 and December 31, 2021, the Company was authorized to issue an unlimited number of common shares, which have no par value.
Dividend Rights – Holders of common shares are entitled to receive dividends out of the assets available for the payment of dividends at such times and in such amount and form as the Board of Directors may determine from time to time. The Company is permitted to pay dividends unless there are reasonable grounds for believing that the Company is insolvent or the payment of the dividend would render the Company insolvent.
Voting Rights – Holders of common shares are entitled to receive notice of and to attend and vote at all meetings of shareholders of the Company except a meeting at which only the holders of another class or series of shares is entitled to vote. Each common share shall entitle the holder thereof to one vote at each such meeting.
Liquidation Rights – Holders of common shares will be entitled to receive all of the Company's assets remaining after payment of all debts and other liabilities, subject to any preferential rights of the holders of any outstanding preferred shares.
Proportionate Voting Shares
On November 3, 2021, all outstanding proportionate voting shares ("PVS") of the Company were converted by way of mandatory conversion in accordance with the Company’s Articles and at the discretion of the Company, into common shares. Following this conversion, and as of the close of business on November 3, 2021, 142,335,464 common shares were issued and outstanding, nil proportionate voting shares were issued and outstanding and nil preferred shares were issued and outstanding. Pursuant to the Company’s Articles, the Company is no longer authorized to issue additional proportionate voting shares. As of December 31, 2022 and December 31, 2021, the Company has no PVS issued and outstanding.
Share Offering Warrants – Liability Classified
The Company accounted for warrants as liability-classified instruments as they did not meet all the criteria for equity classification. The warrants were required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Any change in fair value of the warrants is recognized in change in fair value of financial instruments and other within the statements of operations.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
As of December 31, 2022, there are no outstanding warrants. On May 8, 2022, warrants related to prior acquisition, totaling 1,233,140, with a weighted average exercise price per warrant of $15.29 expired. In addition, on June 18, 2022, the 2020 Share Offering Warrants, totaling 5,750,000 common shares, with a weighted average exercise price per warrant of $6.27 expired. The following summarizes the number of warrants outstanding as of December 31, 2022 and December 31, 2021:

	Number of Warrants	Weighted-Average Exercise Price per Warrant
Outstanding as of December 31, 2021	6,983,140	$7.86
Exercised	—	—
Expired	(6,983,140)	7.86
Outstanding as of December 31, 2022	—	$—
On June 4, 2021, the Company filed a prospectus supplement to establish an at-the-market equity program (the “ATM Program”). The Company may distribute up to C$60,000,000 of Common Shares of the Company (the “Offered Shares”) under the ATM Program. Distributions of the Offered Shares through the ATM Program are made pursuant to the terms of an equity distribution agreement with Canaccord Genuity Corp. and BMO Nesbitt Burns Inc. (together, the “Agents”). The Offered Shares may be issued by the Company to the public from time to time, through the Agents, at the Company’s discretion. The Offered Shares sold under the ATM Program are sold at the prevailing market price at the time of sale under the ATM Program, and for the year ended December 31, 2021, the Company issued 4,740,300 Offered Shares at an average price of $1.85 per share for gross proceeds of $8,714. For the year ended December 31, 2021, share issuance costs were $596 for net proceeds to the Company of $8,118. For the year ended December 31, 2022, share issuance costs were $64 recognized in the consolidated statements of shareholders’ equity. The Company became an SEC reporting entity beginning on January 4, 2022. As of that date, the ATM Program ceased to be available to the Company. Thereafter, the manner in which the Company raises capital will likely require that the Company file registration statements with the SEC related to such activities, which will likely increase the time and expense associated with such activities.
13. LOSS PER SHARE
The Company computes loss per share of common shares. Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing the net loss by the weighted-average number of common shares together with the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued, unless anti-dilutive.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Year Ended December 31,
	2022	2021

Net loss	$(59,313)	$(137,722)
Weighted-average number of common shares - basic	146,631,767	140,769,247
Dilutive effect of stock options and awards	—	—
Weighted-average number of common shares - diluted	146,631,767	140,769,247
Loss per common share – basic and diluted	$(0.40)	$(0.98)
As of December 31, 2022 and December 31, 2021, potentially dilutive securities include stock options, restricted share units, broker warrants, common share warrants, and conversion of the convertible debenture. When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each year are presented in the table below:

	Year Ended December 31,
	2022	2021
Outstanding options	3,957,027	3,343,883
Outstanding restricted share units	2,569,574	1,816,851
Outstanding common share warrants	—	6,983,140
Convertible debenture conversion	28,587,830	—
Total	35,114,431	12,143,874
Convertible debenture conversion
For the year ended December 31, 2022, the debenture has no impact on the weighted-average number of common shares outstanding for the Basic EPS calculation prior to conversion as there are no shares issued and outstanding on issuance of the debenture. Conversely, income available to common stockholders will be impacted by interest expense of $379 and amortization of debt issuance costs of $163 related to the debenture.
Additionally, the Company evaluated the calculation for diluted EPS for the non-contingent conversion feature. Non-contingent features are considered at the option of the Lender at any time before maturity. The Company noted that only the non-contingent conversion feature requires further analysis for diluted EPS as there are no contingencies under the Subscription Agreement and common shares will be issued on conversion. The Company evaluated that the potential adjustments to the income available to common stockholders will include the after-tax amount of interest and other consequential changes in income or expense that would result from the assumed conversion, if any. The potential adjustment to the weighted-average number of common shares outstanding is based on the additional common shares resulting from the assumed conversion. The Company will consider the conversion feature only if it will have dilutive impact, not anti-dilutive. See reconciliation of basic and diluted EPS computations within note "Loss Per Share".

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
The aggregate number of common shares of the Company as to which share incentive awards may be granted from time to time under both the 2015 Plan and 2018 Plan shall not exceed 13,500,000 shares. The maximum exercise period of any option grant shall not exceed ten years from the date of grant. The share incentive awards vest over a time-based service period, generally a period of one to four years, and are settled in equity. The number of available awards at December 31, 2022, was 8,009,248.
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
The fair values of options granted during the period were determined using a Black-Scholes model. The following principal inputs were used in the valuation of awards issued for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Expected volatility	83.0% - 86.0%	82.0% - 86.5%
Expected term (years)	5.5 – 7.5	5.0 – 7.0
Risk-free interest rate	1.8% - 3.3%	1.3% - 1.7%
Expected dividend yield	0%	0%
Value of underlying share	$0.44 - $1.56	$1.02 - $4.70

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Detail of the number of stock options outstanding for the years ended December 31, 2022 and 2021 under the 2015 and 2018 plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	3,343,883	$3.16	7.54	$1,039
Granted	3,813,579	1.11
Exercised	—	—
Forfeited (and expired)	(3,200,435)	2.75
Outstanding as of December 31, 2022	3,957,027	$1.52	8.37	$47

Exercisable/vested as of December 31, 2022	1,669,287	$1.55	6.29	$—
For the options outstanding at December 31, 2022, the weighted average remaining contractual life is 8.37 years. The weighted average grant-date fair value of options granted during the year ended December 31, 2022 was $1.11.
For the options outstanding at December 31, 2021, weighted average remaining contractual life is 7.54 years. The weighted average grant-date fair value of options granted during the year ended December 31, 2021 was $3.56.
The weighted average share price at the date of exercise of options exercised during the years ending December 31, 2022 and 2021 was $— and $4.85, respectively.
Vesting of awards under these plans were generally time based over a period of one to four years. For the 458,102 option awards vested during the year ended December 31, 2022, the weighted average grant date fair value was $1.60. For the 720,261 option awards vested during the year ended December 31, 2021, the weighted average grant date fair value was $5.93.
Of the 3,957,027 options outstanding at December 31, 2022, 985,012 options have an exercise price of $0.56, and the remaining 2,972,015 options have an exercise price ranging between $0.44 and $21.10.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the 2018 Plan. The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments over one to four years. Upon vesting, one share of the Company’s common shares is issued for each restricted share awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the year ended December 31, 2022 and 2021was $1,462 and $751, respectively.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,816,851	$2.28
Granted	3,823,267	0.87
Forfeited	(1,797,430)	4.04
Vested	(1,273,114)	1.54
Outstanding as of December 31, 2022	2,569,574	$0.98
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the years ended December 31, 2022 and 2021 was $3,567 and $5,483, respectively, included in selling, general and administrative expense in the consolidated statements of operations.
As of December 31, 2022, and 2021, there was approximately $3,239 and $4,638 of total unrecognized share-based compensation expense, related to unvested options granted to employees under the Company’s share option plan that is expected to be recognized over a weighted average period of 2.27 years as of each year ended.
15. INCOME AND OTHER TAXES
Income Taxes
Loss before provision for income taxes for the years ended December 31, 2022 and December 31, 2021 consists of the following:

	Year Ended December 31,
	2022	2021
U.S. loss	$(59,153)	$(137,589)
Foreign income (loss)	(69)	10
Total current	$(59,222)	$(137,579)

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The major components of income tax (expense) benefit attributable to loss from operations consists of:

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$50
State	(87)	(33)
Foreign	(4)	(160)
Total current	$(91)	$(143)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total income tax expense	$(91)	$(143)
Income tax (expense) benefit attributable to loss from continuing operations for the years ended December 31, 2022 and 2021 differed from the amounts computed by applying the U.S. federal income tax rates of 21.0%, as a result of the following:

	Year Ended December 31,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	3.3%	1.8%
Share based compensation	(2.0)%	(0.3)%
Change in fair value of financial instruments and other	(2.7)%	1.4%
Goodwill impairment(1)	—%	(11.4)%
Change in valuation allowance(2)	(24.8)%	(12.5)%
R&D credit	0.7%	0.4%
Prior year true up	5.2%	—%
Other, net	(0.8)%	(0.5)%
Effective tax rate	(0.1)%	(0.1)%
(1)During the year ended December 31, 2021, the Company impaired its goodwill associated with the acquisition of Abacus. A portion of this impairment charge is permanently disallowed for tax purposes.
(2)During the year ended December 31, 2022 and 2021, the Company maintained a full valuation allowance on its deferred tax assets.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The Coronavirus Aid, Relief and Economic Security ("CARES") Act and miscellaneous other income taxes receivable result in total income taxes receivable as of December 31, 2021 of $10,764. During the year ended December 31, 2022, the Company received $10,841 from the Internal Revenue Service ("IRS") which was the remaining amount of the income taxes receivable and interest.
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss and other carryforwards	$53,997	$45,557

Inventory provision and UNICAP 263A	8,079	4,191
Lease liability	4,972	5,586
Section 174 capitalized costs	1,733	—
Share-based compensation	976	1,853
Other	2,061	1,020
Total deferred tax assets	$71,818	$58,207
Valuation allowance	(67,582)	(52,888)
Total deferred tax assets, net	$4,236	$5,319

Deferred tax liabilities:
Right of use assets	(4,063)	(5,110)
Warrants	(173)	(209)
Total deferred tax liabilities	$(4,236)	$(5,319)

Net deferred taxes	$—	$—
The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, the Company continues to believe its deferred tax assets are not more-likely-than-not to be realized and, as such, a full valuation allowance is recorded against net deferred taxes. For the years ended December 31, 2022 and 2021, the Company’s valuation allowance increased by $14,694 and $17,203, respectively, primarily related to the incremental net operating losses and an increase to the inventory provision.
As of December 31, 2022, the Company has US federal, US state, and Canadian net operating losses of approximately $195,381, $159,964, and $8,654 respectively. The entire US federal NOLs are post-2017 NOL and therefore can be carried forward indefinitely and the US state NOLs will begin to expire in, 2029. The Canada NOLs will begin to expire in 2038. For the year ended December 31, 2022 and 2021, the Company also has a research and development credit carryforward of $2,205 and $1,788, respectively, which begin to expire in 2039.

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
Uncertain tax position
A reconciliation of the beginning and ending amount of uncertain tax positions as of December 31, 2022 and 2021 is as follows:

Balance at December 31, 2021	$179
Additions for current year tax positions	40
Additions for prior year tax positions	2
Reductions for prior year tax positions	—
Reductions as a result of settlement with tax authority	—
Balance at December 31, 2022	$221

Balance at December 31, 2020	$134
Additions for current year tax positions	52
Additions for prior year tax positions	—
Reductions for prior year tax positions	(7)
Reductions as a result of settlement with tax authority	—
Balance at December 31, 2021	$179
The Company recognizes the tax benefit from an uncertain tax position only if it is probable that the tax position will be sustained based on its technical merits. The Company measures and records the tax benefits from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s estimated liabilities related to these matters are adjusted in the period in which the uncertain tax position is effectively settled, the statute of limitations for examination expires or when additional information becomes available. The Company’s liability for unrecognized tax benefits requires the use of assumptions and significant judgment to estimate the exposures associated with the Company's various filing positions. Although the Company believes that the judgments and estimates made are reasonable, actual results could differ and resulting adjustments could materially affect the Company's effective income tax rate and income tax provision. The Company’s policy is to recognize interest and penalties on taxes, if any, as income tax expense.
If recognized, none of the uncertain tax positions would affect the effective tax rate. The Company does not anticipate any significant changes to the uncertain tax positions in the next twelve months.
The Company files income tax returns in the U.S. federal, various state jurisdictions, Canada, and Israel. In the normal course of business, it is subject to examination by taxing authorities throughout the world. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in years before 2019.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA introduced new provisions including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period and a 1% excise tax surcharge on stock repurchases. The IRA is applicable for tax years beginning after December 31, 2022 and had no benefit to our consolidated financial statements for any of the periods presented, and we do not expect it to have a direct material impact on our future results of operations, financial condition, or cash flows.
Other Taxes
Employee Retention Credit
The Company qualified for federal government assistance through employee retention credit (“ERC”) provisions of the Consolidated Appropriations Act of 2021. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for grants provided by the government, including accounting for certain refundable tax credits, by analogy to International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $4,106 for the year ended December 31, 2022 as an offset to Selling, general and administrative expenses expense. Due to the expected timing of receipt of the ERC, a corresponding receivable was recognized within other long-term assets as of December 31, 2022.
16. RELATED PARTY TRANSACTIONS
Aidance Scientific, Inc. (“Aidance”) is the manufacturer of nearly all Abacus Health products. The former Chief Executive Officer of Abacus Health ("Abacus"), and a former officer of the Company through June 2022, also serves on Aidance’s Board of Directors. For the years ended December 31, 2022 and 2021, the Company made purchases of $3,293 and $3,570, respectively from Aidance. Payment terms on purchases are due 30 days after receipt. As of December 31, 2022 and 2021, the Company had a liability of $36 and $119, respectively, due to Aidance presented in accounts payable in the consolidated balance sheets.
Effective November 2020, the Company entered into a note receivable with certain founders of the Company to negotiate a future binding transaction in good faith. This agreement included a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable was secured by equity instruments with certain founders of the Company, and bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. On March 22, 2022, the founders requested an extension of the maturity date, as allowed under the terms of the promissory note, resulting in an extension of the maturity date to November 13, 2023. According to the terms of the agreement, no additional interest will accrue through the payment date. As of December 31, 2021, the note receivable of $1,037 consisted of principal and interest. As of December 31, 2022, the Company established a reserve against the note receivable due to decline in collateral and risk associated with collectability and therefore, expensed the outstanding balance of $1,037.
Effective January 5, 2023, the Company entered into a Brand License and Option Agreement with JMS Brands LLC, an entity owned by one of the Company’s founders. Pursuant to the Brand License and Option Agreement, the Company licenses certain intellectual property from JMS Brands LLC, for an annual license fee of $500. Pursuant to the terms of the agreement, the Company has the option to purchase the intellectual property rights for $2,000.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (note "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were employees at the time, are the majority shareholders of Stanley Brothers USA.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Pursuant to an amendment to the Name and Likeness and License Agreement between the Company and Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, the agreement was extended to June 30, 2023. The agreement includes the payment of a nominal per diem fee for specifically requested activities as brand ambassadors for the Company. In addition, on April 16, 2021, the Company executed a separate consulting agreement which extended the services agreements of the Stanley brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement, the Company paid $2,081 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the Stanley Brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants. For the year ended December 31, 2022 and 2021, the Company recognized $1,025 and $1,056, respectively, of sales and marketing expenses in the condensed consolidated statements of operations related to this agreement. As of December 31, 2022, there is no remaining balance.
17. SUBSEQUENT EVENTS
Effective January 5, 2023, the Company entered into a Brand License and Option Agreement with JMS Brands LLC, an entity owned by one of the Company’s founders. Pursuant to the Brand License and Option Agreement, the Company licenses certain intellectual property from JMS Brands LLC, for an annual license fee of $500. Pursuant to the terms of the agreement, the Company has the option to purchase the intellectual property rights for $2,000.
Effective as of February 22, 2023, the Company entered into an Extension and Fifth Amending Agreement to Name and Likeness and License Agreement (the “Extension Agreement”) with Leeland & Sig LLC d/b/a Stanley Brothers Brand Company. Pursuant to the Extension Agreement, the term of the Name and Likeness and License Agreement dated August 1, 2018 between the Company and Licensor, as amended by the Amending Agreement to Name and Likeness Agreement effective April 16, 2021 was extended to June 30, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective for the period ending December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the Company being considered an emerging growth company.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ending December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2022 annual stockholders' meeting and is incorporated by reference in this Annual Report on Form 10-K. Certain information concerning our executive officers is included in Item 1 of Part I of this Annual Report on Form 10-K and is hereby incorporated by reference.

Item 11. Executive Compensation

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2023 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2023 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2023 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2023 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

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

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit No.	Description	Location
2.1∔	Arrangement Agreement Between Abacus Health Products, Inc. and Charlotte’s Web Holdings, Inc. dated March 22, 2020.	Exhibit 2.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
3.1	Articles	Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
3.2	Notice of Articles	Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.1∔	Supplemental Warrant Indenture between Charlotte’s Web Holdings, Inc. and Abacus Health Products, Inc. Odyssey Trust Company dated as of June 11, 2020.	Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.2∔	Warrant Indenture between Charlotte’s Web Holdings, Inc. and Odyssey Trust Company dated as of June 18, 2020.	Exhibit 4.3 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.3	Description of Securities	Filed herewith.
10.1	Name and Likeness and License Agreement by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company and CWB Holdings, Inc. and Charlotte's Web Holdings Inc. dated August 1, 2018.	Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.

10.2	Amending Agreement dated April 16, 2021 to the Name and Likeness and License Agreement by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company and CWB Holdings, Inc. and Charlotte's Web Holdings Inc. dated August 1, 2018.	Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.3∔	Extension and Second Amending Agreement to Name and Likeness and License Agreement, effective as of July 31, 2022, by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company, Charlotte’s Web, Inc., and Charlotte’s Web Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on August 4, 2022.
10.4∔	Extension and Third Amending Agreement to Name and Likeness and License Agreement, effective as of August 31, 2022, by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company, Charlotte’s Web, Inc., and Charlotte’s Web Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on September 2, 2022.
10.5∔	Option Purchase Agreement Among Charlotte’s Web Holdings, Inc. and Stanley Brothers USA Holdings, Inc. dated March 2, 2021.	Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.6	Extension and Fourth Amending Agreement to Name and Likeness and License Agreement, effective as of September 30, 2022, by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company, Charlotte's Web, Inc., and Charlotte's Web Holdings, Inc.	Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on October 4, 2022 is incorporated herein by reference.
10.7	Lease of Space made as of May 7, 2019 between EJ 700 Tech Court LLC and Charlotte’s Web, Inc.	Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.8∔	Sublease made as of May 31, 2019 between Boulder Brands USA, Inc. and Charlotte’s Web, Inc.	Exhibit 10.8 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.9	First Amendment to Sublease dated as of August 30, 2019 between Boulder Brands USA, Inc. and Charlotte’s Web, Inc.	Exhibit 10.9 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.10	Sublease made as of May 12, 2021 by and among Charlotte’s Web, Inc. and Outside Interactive, Inc.	Exhibit 10.10 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.

10.11	Sublease Agreement made as of May 11, 2021 by and between Molson Coors Beverage Company and Charlotte’s Web, Inc.	Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.12	First Amendment to Sublease Agreement made as of June 15, 2021 by and between Molson Coors Beverage Company and Charlotte’s Web, Inc.	Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.13†	CWB Holdings, Inc. 2015 Stock Option Plan dated as February 2, 2016.	Exhibit 10.13 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.14†	CWB Holdings, Inc. Amendment No. 1 to 2015 Stock Option Plan.	Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-262006) filed with the SEC on January 5, 2022 is incorporated herein by reference.
10.15†	Charlotte's Web Holdings, Inc. 2018 Long-Term Incentive Plan dated August 23, 2018.	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.16†	Charlotte's Web Holdings, Inc. Amended 2018 Long-Term Incentive Plan dated April 29, 2021.	Exhibit 10.15 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.17†	Form of Restricted Stock Award Agreement for Employees to the 2018 Long Term Incentive Plan.	Exhibit 10.16 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.18†	Form of Restricted Stock Award Agreement for Employees to the 2018 Long-Term Incentive Plan (2021 amendment)	Exhibit 10.16.1 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.19†	Form of Restricted Stock Award Agreement for Directors to the 2018 Long Term Incentive Plan.	Exhibit 10.17 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.20†	Form of Restricted Stock Award Agreement for Directors to the 2018 Long Term Incentive Plan (2021 amendment).	Exhibit 10.17.1 to Amendment No. 2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on January 25, 2022 is incorporated herein by reference.
10.21†	Form of Nonqualified Stock Option Award to the 2018 Long-Term Incentive Plan.	Exhibit 10.18 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.22†	Form of Nonqualified Stock Option Award to the 2018 Long-Term Incentive Plan (2021 amendment).	Exhibit 10.18.1 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.

10.23†	Form of Director’s Service Agreement, with Form of Director’s Indemnification Agreement.	Exhibit 10.28 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.24∔	Consulting Agreement dated April 16, 2021, by and between Leeland & Sig, LLC d/b/a Stanley Brothers Brand Company, the Stanley Brothers, and Charlotte's Web Inc.	Exhibit 10.29 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.25∔, ++	Brand License and Option Agreement, dated as of January 5, 2023 by and between JMS Brands LLC, and Charlotte’s Web, Inc.	Filed herewith.
10.26†∔	Offer Letter from Charlotte’s Web Holdings, Inc. to Jacques Tortoroli, dated December 16, 2021	Exhibit 10.34 to Amendment No. 2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on January 25, 2022 is incorporated herein by reference.
10.27†∔	Letter dated as of August 2, 2022 to Jacques Tortoroli re: Amendment to Offer of Employment with Charlotte’s Web Holdings, Inc.	Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on August 4, 2022.
10.28†∔	Offer Letter from Charlotte’s Web Holdings, Inc. to Jared Stanley, dated June 1 2022 (and accepted as of June 2, 2022).	Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on June 6, 2022.
10.29++	Manufacturing and Sales License Agreement, effective November 1, 2022 by and among Aphria, Inc. and Charlotte’s Web, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 4, 2022.
10.30∔, ++	Subscription Agreement, dated as of October 11, 2022, by and among MLB Advanced Media, L.P. and Charlotte’s Web Holdings, Inc.	Filed herewith
10.31++
Promotional Rights Agreement, dated as of October 11, 2022, by and among MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs and Charlotte’s Web Holdings, Inc.
Filed herewith
10.32∔, ++	Subscription Agreement, dated as of November 14, 2022, by and among BT DE Investments, Inc. and Charlotte’s Web Holdings, Inc.	Exhibit 10.1 to Amendment No. 1 to the Current Report on Form 8-K/A (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 14, 2022.
10.33∔, ++	Convertible Debenture, dated as of November 14, 2022, by and among BT DE Investments, Inc. and Charlotte’s Web Holdings, Inc.	Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K/A (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 14, 2022.
10.34∔, ++	Investor Rights Agreement, dated November 14, 2022, by and between Charlotte’s Web Holdings, Inc. and BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group.	Exhibit 10.3 to Amendment No. 1 to the Current Report on Form 8-K/A (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 14, 2022.

21.1	Subsidiaries of the Company	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement.
∔	Certain identified information has been excluded from the exhibit pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K.

++	Exhibits, schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the SEC upon request.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE'S WEB HOLDINGS, INC.

March 23, 2023	By:	/s/ Jessica Saxton
(Date)		Jessica Saxton
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jacques Tortoroli	Chief Executive Officer (Principal Executive Officer)	March 23, 2023
Jacques Tortoroli

/s/ Jessica Saxton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2023
Jessica Saxton

/s/ John Held	Director	March 23, 2023
John Held

/s/ Tom Lardieri	Director	March 23, 2023
Tom Lardieri

/s/ Alicia Morga	Director	March 23, 2023
Alicia Morga

/s/ Susan Vogt	Director	March 23, 2023
Susan Vogt

/s/ Jonathan Atwood	Director	March 23, 2023
Jonathan Atwood