Form 10-Q
period 2023-03-31
Charlotte's Web Holdings, Inc.
filed 2023-05-12
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 152,441,782 shares of common shares as of May 9, 2023.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2023

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023 (unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$60,781	$66,963
Accounts receivable, net	2,578	1,847
Inventories, net	25,573	26,953
Employee retention credit receivable	4,261	—
Prepaid expenses and other current assets	7,944	7,998
Total current assets	101,137	103,761
Property and equipment, net	27,962	29,330
License and media rights	25,041	26,871
Operating lease right-of-use assets, net	16,025	16,519
SBH purchase option and other derivative assets	2,715	3,620
Intangible assets, net	1,559	1,771
Other long-term assets	1,532	5,770
Total assets	$175,971	$187,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,707	$4,018
License and media rights payable - current	10,510	7,759
Accrued and other current liabilities	6,138	7,344
Lease obligations – current	2,268	2,306
Total current liabilities	22,623	21,427
Convertible debenture	38,426	37,421
Lease obligations – noncurrent	17,364	17,905
License and media rights payable - noncurrent	15,921	20,383
Derivative and other long-term liabilities	6,738	13,001
Total liabilities	101,072	110,137
Commitments and contingencies (note 7)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized as of March 31, 2023 and December 31, 2022, respectively; 152,432,914 and 152,135,026 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1	1
Additional paid-in capital	325,737	325,431
Accumulated deficit	(250,839)	(247,927)
Total shareholders’ equity	74,899	77,505
Total liabilities and shareholders’ equity	$175,971	$187,642
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Three Months Ended March 31, (unaudited)
	2023	2022

Revenue	$17,010	$19,356
Cost of goods sold	7,093	7,643
Gross profit	9,917	11,713

Selling, general, and administrative expenses	17,513	20,355
Operating loss	(7,596)	(8,642)

Other (expense) income, net	(698)	(84)
Change in fair value of financial instruments and other	5,382	100
Loss before provision for income taxes	(2,912)	(8,626)
Income tax expense	—	—
Net loss	$(2,912)	$(8,626)
Net loss per common share, basic and diluted	$(0.02)	$(0.06)
Weighted-average shares used in computing net loss per share, basic and diluted	152,314,150	144,990,224
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance—December 31, 2022	152,135,026	$1	$325,431	$(247,927)	$77,505
Common shares issued upon vesting of restricted share units, net of withholding	297,888	—	(69)		(69)
Share-based compensation	—	—	375	—	375
Net loss		—		(2,912)	(2,912)
Balance—March 31, 2023	152,432,914	$1	$325,737	$(250,839)	$74,899

Balance—December 31, 2021	144,659,964	$1	$319,059	$(188,614)	$130,446
Common shares issued upon vesting of restricted share units, net of withholding	77,193	—	(45)	—	(45)
Harmony Hemp contingent equity compensation	169,045	—	165	—	165
ATM program issuance costs	239,500	—	(2)	—	(2)
Share-based compensation	—	—	1,214	—	1,214
Net loss	—	—	—	(8,626)	(8,626)
Balance—March 31, 2022	145,145,702	$1	$320,391	$(197,240)	$123,152

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31, (unaudited)
	2023	2022

Cash flows from operating activities:
Net loss	$(2,912)	$(8,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,792	2,078
Change in fair value of financial instruments	(5,351)	(100)
Convertible debenture interest	697	—
Changes in right-of-use assets	493	636
Share-based compensation	375	1,379
Allowance for credit losses	326	—
Other	442	84
Changes in operating assets and liabilities:
Accounts receivable, net	(1,212)	2,228
Inventories, net	1,187	(979)
Prepaid expenses and other current assets	480	1,313
License and media rights	(2,000)	—
Operating lease obligations	(925)	(644)
Accounts payable, accrued and other liabilities	(1,098)	(2,797)
Other operating assets and liabilities, net	(367)	749
Net cash used in operating activities	(6,073)	(4,679)
Cash flows from investing activities:
Other investing activities	(40)	(271)
Net cash used in investing activities	(40)	(271)
Cash flows from financing activities:
Other financing activities	(69)	(47)
Net cash used in financing activities	(69)	(47)
Net decrease in cash and cash equivalents	(6,182)	(4,997)
Cash and cash equivalents —beginning of period	66,963	19,494
Cash and cash equivalents —end of period	$60,781	$14,497

Non-cash activities:
Non-cash purchases of property and equipment	$—	$(67)
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
The Company’s current product categories include human ingestible products: tinctures (liquid product), capsules, gummies, topicals, and pet products. The Company’s products are distributed through its e-commerce website, third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar specialty retailers.
The Company does not currently produce or sell medicinal or recreational marijuana or products derived from high THC Cannabis plants. On March 2, 2021, Charlotte’s Web executed an Option Purchase Agreement pursuant to which the Company has the option to acquire Stanley Brothers USA Holdings, Inc. (“Stanley Brothers USA”), a Cannabis wellness incubator. Until the Stanley Brothers USA Holdings Purchase Option ("SBH Purchase Option") is exercised, both Charlotte’s Web and Stanley Brothers USA will continue to operate as standalone entities in the US. Internationally, the companies are able to explore opportunities where Cannabis is federally permissible. The Company does not currently have any plans to expand into high-THC products in the near future.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Kentucky, Oregon, and Canada. The Hemp grown in Canada is utilized exclusively in the Canadian market and not in products sold in the United States.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2023 and its results of operations for the three months ended March 31, 2023 and 2022, cash flows for the three months ended March 31, 2023 and 2022, and stockholders’ equity for the three months ended March 31, 2023 and 2022. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual consolidated financial statements. Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023.
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
Revenue Recognition
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer e-commerce website, and distributors, retail and wholesale business-to-business customers. The following table sets forth the disaggregation of the Company’s revenue:

	Three Months Ended March 31,
	2023	2022
Direct-to-consumer	$11,268	$13,138
Business-to-business	5,742	6,218
Total	$17,010	$19,356
Substantially all of the Company’s revenue is earned in the United States.
Recently Adopted Accounting Pronouncements
As of March 31, 2023, there are no new accounting pronouncements adopted or issued by the FASB that had or may have a material impact on the Company’s condensed consolidated financial statements.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
3. FAIR VALUE MEASUREMENT
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, by level within the fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$2,000	$2,000
Debt interest rate conversion feature	—	—	715	715
Total Financial Assets	$—	$—	$2,715	$2,715

Financial Liabilities:
Debt conversion option	$—	$6,738	$—	$6,738

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$2,300	$2,300
Debt interest rate conversion feature	—	—	1,320	1,320
Total Financial Assets	$—	$—	$3,620	$3,620

Financial Liabilities:
Debt conversion option	$—	$12,995	$—	$12,995
There were no transfers between levels of the hierarchy during the three months ended March 31, 2023 and the year ended December 31, 2022.
Convertible Debt Derivatives
On November 14, 2022, the Company entered into a subscription agreement (the “Subscription Agreement”) with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI) (the "Lender"), providing for the issuance of $56.8 million (C$75.3 million) convertible debenture (the “debenture”). The debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company on the Toronto Stock Exchange (TSX). The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from the plant Cannabis sativa L. (“CBD”) as an ingredient in food products and dietary supplements in the United States. (The term “federal regulation" is defined as the date that federal laws in the United States permit, authorize or do not prohibit the use of CBD as an ingredient in food products and dietary supplements). Following federal regulation of CBD, the annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 14, 2029 (the “Maturity Date”).
Debt Interest Rate Conversion Feature

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
For the three months ended March 31, 2023, a $605 loss related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments and other in the statements of operations. As of March 31, 2023 and December 31, 2022, the debt interest rate conversion feature represents a financial asset of $715 and $1,320, respectively, within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.
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

	March 31,	December 31,
	2023	2022
Stated interest rate	5.0%	5.0%
Adjusted interest rate	1.5%	1.5%
Implied debt yield	12.7%	8.6%
Federal regulation probability	Various	15.0%
Year of event	Various	2025
Debt Conversion Option
Per the debenture, the Lender has the option, at any time before the Maturity Date at no additional consideration, for all or any part of the principal amount to be converted into fully paid and non-assessable common shares. The Company assessed this conversion feature and determined that the debt conversion option is an embedded derivative that requires bifurcation and is classified as a financial liability. The debt conversion option is initially measured at fair value and is revalued at each reporting period using the Black-Scholes option pricing model based on Level 2 observable inputs. The assumptions used by the Company are the quoted price of the Company’s common shares in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility is based on the actual historical market activity of the Company’s shares. The expected life is based on the remaining contractual term of the debenture and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected maturity of the debenture.
For the three months ended March 31, 2023, a $6,257 gain related to the debt conversion option was recognized as a change in fair value of financial instruments and other in the statements of operations. As of March 31, 2023 and December 31, 2022, the debt conversion option represents a financial liability of $6,738 and $12,995, respectively, within derivative and other long-term liabilities in the condensed consolidated balance sheets.
The following table provides the assumption regarding Level 2 fair value measurements inputs at their measurement dates:

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)

	March 31,	December 31,
	2023	2022
Expected volatility	87.4%	86.7%
Expected term (years)	6.6	6.9
Risk-free interest rate	3.6%	4.0%
Expected dividend yield	—%	—%
Value of underlying share	C$0.44	C$0.73
Exercise price	C$2.00	C$2.00
Stanley Brothers USA Holdings Purchase Option
In 2021, the Company entered into an option purchase agreement with Stanley Brothers USA. The SBH Purchase Option was purchased for total consideration of $8,000 and has a term of five years (extendable for an additional two years upon payment of additional consideration). The SBH Purchase Option provides the Company the option to acquire all or substantially all the shares of Stanley Brothers USA on the earlier of February 26, 2025 and federal legalization of cannabis in the United States, or such earlier time as Stanley Brothers USA and the Company agree, at a purchase price to be determined at the time of exercise of the SBH Purchase Option. Upon exercise of the SBH Purchase Option, the purchase price will be determined based on application of predetermined multiples of Stanley Brothers USA revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) measures. The Company is not obligated to exercise the SBH Purchase Option. As part of the SBH Purchase Option agreement, Stanley Brothers USA issued the Company a warrant exercisable to purchase 10% of the outstanding Stanley Brothers USA shares and convertible securities that are considered in-the-money, subject to certain conditions and exclusions. The warrant is exercisable at the Company's election for a nominal exercise price in the event the Company elects not to acquire all or substantially all shares of Stanley Brothers USA and expires 60 days after the expiration of the option.
The Company has elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. Under ASC 825-10, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. Changes in fair value measurements, if significant, may affect performance of cash flows. For the three months ended March 31, 2023 and 2022, a $300 loss and $100 gain, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments and other in the statements of operations. As of March 31, 2023 and December 31, 2022, the SBH Purchase Option represents a financial asset of $2,000 and $2,300, respectively, in the condensed consolidated balance sheets.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)

	March 31,	December 31,
	2023	2022
Expected volatility	120.0%	115.0%
Expected term (years)	2.4	2.7
Risk-free interest rate	4.0%	4.3%
Weighted average cost of capital	42.5%	40.0%
4. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2023	2022

Harvested Hemp and seeds	$34,303	$34,763
Raw materials	10,957	10,960
Finished goods	11,145	13,237
	56,405	58,960
Less: inventory provision	(30,832)	(32,007)
Total	$25,573	$26,953
5. LICENSE AND MEDIA RIGHTS
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
As of March 31, 2023 and December 31, 2022, the carrying value of the licensed properties was $20,059 and $23,399, respectively, recorded as a license and media rights asset within the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the carrying value of the media rights was $7,482 recorded as a $2,500 prepaid asset and a $4,982 license and media rights asset within the condensed consolidated balance sheets. For the three months ended March 31, 2023, the Company paid the MLB $2,000 as part of the committed cash payments, and recognized $1,824 in amortization expense related to the license and media right assets. Licensed properties are amortized straight line and media rights are amortized as incurred.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
Maturities of the MLB license and media rights payable as of March 31, 2023 are as follows:

Year Ending December 31:
2023 (9 months remaining)	$6,000
2024	10,000
2025	12,000
Total payments	$28,000
Less: Imputed interest	(1,569)
Total license and media rights payable	$26,431
Less: Current license liabilities	(10,510)
Total non-current license and media rights payable	$15,921
As of March 31, 2023, expected amortization of licensed properties are as follows:

Year Ending December 31:
2023 (9 months remaining)	$5,471
2024	7,294
2025	7,294
Total future amortization	$20,059
6. DEBT
Convertible Debenture
Effective as of November 14, 2022, the Company entered into the Subscription Agreement with BT DE Investments, Inc., providing for the issuance of $56.8 million (C$75.3 million) convertible debenture. The debenture was denominated in Canadian Dollars ("CAD" or "C$"). The debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the stated annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 14, 2029.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
The following is a summary of the Company's convertible debenture as of March 31, 2023:

	As of March 31, 2023
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$56,760	$(18,334)	$38,426
The following is a summary of the Company's convertible debenture as of December 31, 2022:

	As of December 31, 2022
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$56,080	$(18,659)	$37,421
The debenture was C$75.3 million per the subscription agreement and translated to USD on the transaction date. For the three months ended March 31, 2023, the Company recognized a foreign currency gain of $12 related to the net carrying value of the debenture within the statement of operations.
Interest is accrued annually and payable on the maturity date or date of earlier conversion. On conversion, accrued interest will either be converted into common shares equal to the amount of accrued interest or will be paid in cash if agreed with the Lender. As of March 31, 2023, the principal amount of the debenture includes $1,075 of accrued interest expense. The following is a summary of the interest expense and amortization expense, recorded within the statement of operation, of the Company's convertible debenture for the three months ended March 31, 2023:

Three Months Ended
March 31,
Interest and Amortization Expense	2023
Interest expense	$697
Amortization of debt discounts and costs	319
Total	$1,016
7. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of March 31, 2023 there are no litigation pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
8. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than one to twelve years, some of which include options to extend the leases for up to five years. Generally, the lease agreements do not include options to terminate the lease.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
Maturities of operating lease liabilities as of March 31, 2023 are as follows:

Operating Leases
Year Ending December 31:
2023 (9 months remaining)	$2,531
2024	3,201
2025	2,892
2026	2,169
2027	1,844
Thereafter	13,647
Total lease obligation	26,284
Less: Imputed interest	(6,652)
Total lease liabilities	19,632
Less: Current lease liabilities	2,268
Total non-current lease liabilities	$17,364
9. SHAREHOLDERS’ EQUITY
As of March 31, 2023 and December 31, 2022, the Company’s share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
Common Shares
As of March 31, 2023 and December 31, 2022, the Company was authorized to issue an unlimited number of common shares, which have no par value.
Share Offering Warrants – Liability Classified
As of March 31, 2023, there are no outstanding warrants. As of March 31, 2022, there were 6,983,140 outstanding warrants with a weighted average exercise price per warrant of $7.86.
10. LOSS PER SHARE
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Three Months Ended March 31,
	2023	2022
Net loss	$(2,912)	$(8,626)
Weighted-average number of common shares - basic	152,314,150	144,990,224
Dilutive effect of stock options and awards	—	—
Weighted-average number of common shares - diluted	152,314,150	144,990,224
Loss per common share – basic and diluted	$(0.02)	$(0.06)
As of March 31, 2023 and March 31, 2022, potentially dilutive securities include stock options, restricted share units, common share warrants, and convertible debenture conversion. When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each year are presented in the table below:

	March 31,
	2023	2022
Outstanding options	4,386,215	4,867,464
Outstanding restricted share units	2,216,022	2,569,689
Outstanding common share warrants	—	6,983,140
Convertible debenture conversion	37,870,349	—
Total	44,472,586	14,420,293
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
The fair values of options granted during the period were determined using a Black-Scholes model. The following principal inputs were used in the valuation of awards issued for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Expected volatility	89.5%	83.4%
Expected term (years)	5.5-6.5	5.5-6.5
Risk-free interest rate	3.4%	1.9%
Expected dividend yield	0%	0%
Value of underlying share	$0.56	$1.11

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
Detail of the number of stock options outstanding for the three months ended March 31, 2023 under the Company's 2015 legacy option plan and the Company's amended 2018 long term incentive plan (collectively, the "Plans") is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	3,957,027	$1.52	8.37	$47
Granted	912,054	0.56
Exercised	—	—
Forfeited (and expired)	(482,866)	3.08
Outstanding as of March 31, 2023	4,386,215	$1.15	8.59	$—

Exercisable/vested as of March 31, 2023	1,950,323	$1.44	6.87	$—
The weighted average grant-date fair value of options granted during the three months ended March 31, 2023 was $0.56. The weighted average grant-date fair value of options granted during the three months ended March 31, 2022 was $1.56.
The weighted average share price at the date of exercise of options exercised during the three months ended March 31, 2023 and 2022 was $0, respectively.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the 2018 Plan. The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments over up to four years. Upon vesting, one share of the Company’s common shares is issued for each restricted share unit awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the three months ended March 31, 2023 and March 31, 2022 was $740 and $295, respectively.
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,569,574	$0.98
Granted	304,017	$0.56
Forfeited	(230,304)	$3.03
Vested	(297,888)	$2.48
Shares withheld upon vesting	(129,377)	$2.51
Outstanding as of March 31, 2023	2,216,022	$0.78

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the three months ended March 31, 2023 and March 31, 2022 was $375 and $1,214, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations.
As of March 31, 2023, $3,739 of total unrecognized share-based compensation expense related to unvested options granted to employees is expected to be recognized over a weighted-average period of 2.76 years.
12. INCOME AND OTHER TAXES
The Company’s effective tax rate in the three months ended March 31, 2023 and 2022 was 0%. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21.0% for the three months end March 31, 2023 and 2022, respectively, primarily due to the valuation allowance. The effective tax rate for the three months ended March 31, 2023 is consistent with the three months ended March 31, 2022, as the Company has been in a full valuation allowance for both periods.
As of December 31, 2022, the Company qualified for federal government assistance through employee retention credit (“ERC”) provisions of the Consolidated Appropriations Act of 2021. Management recorded the ERC benefit of $4,106 for the year ended December 31, 2022 as an offset to Selling, general and administrative expense. As of March 31, 2023, the ERC is a current asset in the condensed consolidated balance sheet of $4,261, which includes $156 of interest income. The receipt of the ERC proceeds is expected during Q2 2023.
13. RELATED PARTY TRANSACTIONS
Effective November 2020, the Company entered into a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable was secured by equity instruments with certain founders of the Company, and bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2023. As of March 31, 2022, the note receivable of $1,037 consisted of principal and interest. As of December 31, 2022, the Company established a reserve against the note receivable due to decline in collateral and risk associated with collectability and therefore, expensed the outstanding balance of $1,037.
Effective January 5, 2023, the Company entered into a Brand License and Option Agreement with JMS Brands LLC (the “Brand License and Option Agreement”), an entity owned by one of the Company’s founders. Pursuant to the Brand License and Option Agreement, the Company licenses certain intellectual property from JMS Brands LLC, for an annual license fee of $500. Pursuant to the terms of the agreement, the Company has the option to purchase the intellectual property rights for $2,000.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3). The SBH Purchase Option was purchased for a total consideration of $8,000. Certain founders of the Company, who are or were employees at the time, are the majority shareholders of Stanley Brothers USA.

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
14. SUBSEQUENT EVENTS
On April 6, 2023, the Company announced the formation of an entity with AJNA BioSciences PBC (“AJNA”), and a subsidiary of British American Tobacco PLC (LSE: BATS and NYSE: BTI) (“BAT”). BAT holds an equity interest in the entity in the form of 200,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of the entity’s voting common units.
The Company’s contribution to the entity is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise and the provision of clinical services. The entity is expected to use the initial $10 million cash investment for the clinical development of a novel hemp botanical Investigational New Drug application and to commence Phase I clinical development in 2023.

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
The following discussion and analysis of financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the accompanying notes in this Form 10-Q and the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties, as discussed in the “Cautionary Note Regarding Forward Looking Statements.” Future results could differ materially from those discussed below for many reasons, including the risks described in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A—"Risk Factors” of this Form 10-Q.
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
BUSINESS OVERVIEW
Charlotte’s Web Holdings, Inc., is a Certified B Corp headquartered in Louisville, Colorado, that does the majority of its business in the United States. The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte’s Web™, CBD Medic™, CBD Clinic™, and Harmony Hemp™. Charlotte’s Web branded premium quality products start with proprietary hemp genetics that are 100% North American farm grown and manufactured into hemp extracts containing naturally occurring phytocannabinoids including CBD, cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other beneficial hemp compounds. The Company moved into its new cGMP facility in Louisville, Colorado during the second quarter of 2020 at which the Company conducts its production of tinctures, distribution, and quality control activities, and has expanded its research and development ("R&D"). Charlotte’s Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies (sleep, calm, immunity, exercise recovery), capsules, CBD topical creams and lotions, as well as products for pets. As of October 2022, the Company produces NSF Certified for Sports® broad spectrum tincture products. Charlotte’s Web products are distributed to retailers and health care practitioners, and online through the Company’s website at www.CharlottesWeb.com. The information provided on the Charlotte’s Web website is not part of this MD&A.
The business of the Company consists of the farming, manufacturing, sales, and marketing of products of hemp-derived CBD wellness products. As of March 31, 2023, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, as its executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.
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
On October 12, 2022, the Company announced the launch of Charlotte’s Web SPORT – Daily Edge, the first broad-spectrum hemp-derived tincture to be Certified for Sport® by NSF, the highly respected global third-party organization that establishes standards for safety, quality, sustainability, and performance as well as certifies manufacturers and products against them. NSF's Certified for Sport® program verifies that products do not contain unsafe levels of contaminants, prohibited substances or masking agents, and that what is on the label matches what is in the product. The Certified for Sport® certification is the only independent third-party certification program recognized by Major League Baseball.
In the US, the Company holds the number one market share position in the CBD market relative to retail dollars, this is based on market share data from leading third-party analysts such as Nielsen Company (US), LLC (“Nielsen”), SPINS, LLC (“Spins”), and Brightfield Group (“Brightfield”), respectively.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Kentucky, Oregon, and Canada. The Hemp grown in Canada is utilized exclusively in the Canadian market and not in products sold in the United States.
Effective November 1, 2022, the Company entered into a Manufacturing and Sales License Agreement with Aphria, Inc., an Ontario corporation, an affiliate of Tilray Brands, Inc ("Tilray"), pursuant to which the parties entered into a strategic alliance through which Tilray will have the rights to licensing, manufacturing, marketing and distribution of Charlotte’s WebTM CBD hemp extract products in Canada.

On April 6, 2023, the Company announced the formation of an entity with AJNA BioSciences PBC (“AJNA”), and a subsidiary of British American Tobacco PLC (LSE: BATS and NYSE: BTI) (“BAT”). BAT holds an equity interest in the entity in the form of 200,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of the entity’s voting common units.
The Company’s contribution to the entity is a license permitting the use certain proprietary hemp intellectual property, including clinical and consumer data. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise and the provision of clinical services. The entity is expected to use the initial $10 million cash investment for the clinical development of a novel hemp botanical Investigational New Drug application and to commence Phase I clinical development in 2023.
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
Selected Financial Information

	For the Three Months Ended March 31,
	2023	2022
Total revenues	$17,010	$19,356
Cost of goods sold	7,093	7,643
Gross profit	$9,917	$11,713
Selling, general, and administrative expenses	17,513	20,355
Operating loss	$(7,596)	$(8,642)
Other income (expense), net	(698)	(84)
Change in fair value of financial instruments and other	5,382	100
Net loss	$(2,912)	$(8,626)
Total assets	$175,971	$160,824
Total liabilities	$101,072	$37,672

Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers.

	Three Months Ended
	March 31,		% (Decrease)
	2023	2022
Direct-to-consumer ("DTC") revenue	$11,268	$13,138	(14.2)%
Business-to-business ("B2B") revenue	5,742	6,218	(7.7)%
Total revenue	$17,010	$19,356	(12.1)%
Total revenue for the three months ended March 31, 2023 was $17,010, a decrease of 12.1% compared to the three months ended March 31, 2022. DTC e-commerce revenue decreased 14.2% year-over-year. The decrease compared to the prior period was primarily due to lower tincture sales volume and related product mix. Price promotions for DTC remained flat year over year.
B2B revenue decreased 7.7% compared to the three months ended March 31, 2022. The decrease compared to prior period was primarily due to unfavorable product mix shift to small count gummies.
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
The components of cost of goods sold are as follows:

	Three Months Ended
	March 31,		% (Decrease)
	2023	2022
Inventory expensed to cost of goods sold	5,209	5,866	(11.2)%
Inventory provision, net	193	—	100.0%
Other production costs	792	923	(14.2)%
Depreciation and amortization	899	854	5.3%
Cost of goods sold	$7,093	$7,643	(7.2)%
Cost of goods sold decreased 7.2% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to lower unit sales volume, product mix shift away from tinctures, and a decrease in variable operating costs. The decrease was partially offset by a slight addition to the inventory reserve for aged finished products.
Depreciation and amortization expense for the three months ended March 31, 2023 and March 31, 2022 was $3,792 and $2,078, respectively, of which $899 and $854, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $2,893 and $1,224, respectively, was expensed to Selling, general, and administrative expenses.

Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, mix of revenue between DTC e-commerce and B2B, mix of products sold, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit and gross profit margin are as follows:

	Three Months Ended
	March 31,		% (Decrease)
	2023	2022
Gross profit	$9,917	$11,713	(15.3)%
Gross margin	58.3%	60.5%	(3.6)%
Gross profit decreased 15.3% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease is primarily related to lower net revenue in both the DTC and B2B channels, unfavorable product mix for the DTC channel, and an increase in the inventory reserve provision discussed above.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Three Months Ended
	March 31,		% (Decrease)
	2023	2022
Selling, general, and administrative expenses	$17,513	$20,355	(14.0)%
Total Selling, general, and administrative expenses for the three months ended March 31, 2023 and March 31, 2022 were $17,513 and $20,355, respectively. The 14.0% decrease was primarily attributable to a decrease in personnel, insurance, rental, legal and professional services costs of approximately $3,700, partially offset by an increase in the amortization expense related to MLB assets and convertible debenture discounts of approximately $2,100. Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended March 31, 2023 and March 31, 2022 were $2,893 and $1,224, respectively.
Total research and development expenses expensed to Selling, general, and administrative expense for the three months ended March 31, 2023 and March 31, 2022 were $546 and $1,170, respectively. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses of cannabinoids.

Total Change in Fair Value of Financial Instruments and Other
Total change in fair value of financial instruments and other is as follows:

	Three Months Ended
	March 31,		% (Decrease)
	2023	2022
Change in fair value of financial instruments and other	$5,382	$100	5282.0%
Total change in fair value of financial instruments and other for the three months ended March 31, 2023 and March 31, 2022 was $5,382 and $100, respectively. For the three months ended March 31, 2023, the increase in the change in fair value of financial instruments and other was primarily due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature resulting in a gain of $6,257 and a loss of $605, respectively. The fair value of the Company's embedded derivatives are revalued at each reporting date with changes impacted by variability in the Company's share price and implied debt yields. For the three months ending March 31, 2023, there was a loss of $300 in the fair value of the SBH Purchase Option compared to a gain of $100 as of March 31, 2022. The fair value of the SBH Purchase Option is revalued at each reporting date with changes primarily based on financial projections of Stanley Brothers USA and the probability and timing of exercise.

Liquidity and Capital Resources
As of March 31, 2023 and December 31, 2022, the Company had total current liabilities of $22,623 and $21,427, respectively, and cash and cash equivalents of $60,781 and $66,963, respectively, to meet its current obligations.
The Company expects its selling, general and administrative expenses in 2023 to be slightly higher than 2022 reflecting the incremental costs of the MLB Promotional Rights Agreement and related marketing activations. The investments in paid license and media rights as well as the launch of the new NSF Certified for Sport® brand products are intended to withstand the decline in revenues in the current year.
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
Management continually assesses liquidity in terms of the ability to generate sufficient cash flow to fund the business. Net cash flow is affected by the following items: (i) operating activities, including the cash impacts from the statements of operations, the level of accounts receivables, accounts payable, accrued liabilities and unearned revenue and deposits; (ii) investing activities, including the purchase of property and equipment; and (iii) financing activities, including the issuance of capital shares.
The Company expects to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations and proceeds from the convertible debenture. The Company regularly considers fundraising opportunities and may decide, from time to time, to raise capital through borrowings or issuances of additional equity and/or debt securities. The Company's ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, including restrictions on the industry. The Company's ability to raise funds through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. The Company's ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for companies in the Hemp industry and market perceptions about us.
Cash Flows
Cash from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(6,073)	$(4,679)
For the three months ended March 31, 2023, the increase in cash used in operations is primarily due to cash outflows of $2,000 associated with the MLB Promotional Rights Agreement which was entered into in October 2022.
Cash from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Net cash used in investing activities	$(40)	$(271)
For the three months ended March 31, 2023, the decrease in cash used in investing activities was driven by lower capital expenditures.
Cash from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Net cash used in financing activities	$(69)	$(47)

For the three months ended March 31, 2023 and March 31, 2022, the change was primarily due to the vesting of restricted stock units.
Off-Balance Sheet Arrangements
As of March 31, 2023 and December 31, 2022, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Related party transactions
Effective November 2020, the Company entered into a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable was secured by equity instruments with certain founders of the Company, and bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2023. As of March 31, 2022, the note receivable of $1,037 consisted of principal and interest. As of December 31, 2022, the Company established a reserve against the note receivable due to decline in collateral and risk associated with collectability and therefore, expensed the outstanding balance of $1,037.
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
Recently Adopted Accounting Principles
Refer to note 2 of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC on March 23, 2023 for more information on the recently adopted accounting principles.
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

Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the consolidated statements of operations. There were no impairment losses recognized for the three months ended March 31, 2023 and 2022.
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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The

Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2018. The Company has recorded an uncertain tax position as of March 31, 2023 and December 31, 2022. The Company’s policy is to recognize interest and penalties on taxes, if any, within operations as income tax expense.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of March 31, 2023, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ending March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended March 31, 2023. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2022 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Documents filed as part of this report

Exhibit No.	Description	Location
10.1	Extension and Fifth Amending Agreement to Name and Likeness and License Agreement, effective as of February 17, 2023, by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company, Charlotte's Web, Inc., and Charlotte's Web Holdings, Inc.	Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on February 22, 2023 is incorporated herein by reference.
10.2 †∔	Letter dated as of March 30, 2023 to Jessica Saxton re: Amendment to Offer of Employment with Charlotte’s Web Holdings, Inc.	Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on April 3, 2023 is incorporated herein by reference.
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

CHARLOTTE'S WEB HOLDINGS, INC.

May 12, 2023	By:	/s/ Jessica Saxton
(Date)		Jessica Saxton
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jacques Tortoroli	Chief Executive Officer (Principal Executive Officer)	May 12, 2023
Jacques Tortoroli

/s/ Jessica Saxton	Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2023
Jessica Saxton