Form 10-Q
period 2023-06-30
Charlotte's Web Holdings, Inc.
filed 2023-08-10
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 152,951,994 shares of common shares as of August 8, 2023.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2023

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023 (unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$61,728	$66,963
Accounts receivable, net	2,479	1,847
Inventories, net	23,755	26,953
Prepaid expenses and other current assets	6,900	7,998
Total current assets	94,862	103,761
Property and equipment, net	26,608	29,330
License and media rights	22,968	26,871
Operating lease right-of-use assets, net	15,543	16,519
Investment in unconsolidated entity	10,700	—
SBH purchase option and other derivative assets	2,893	3,620
Intangible assets, net	1,500	1,771
Other long-term assets	1,515	5,770
Total assets	$176,589	$187,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,193	$4,018
License and media rights payable - current	8,833	7,759
Accrued and other current liabilities	8,336	7,344
Lease obligations – current	2,247	2,306
Total current liabilities	22,609	21,427
Convertible debenture	40,307	37,421
Lease obligations	16,529	17,905
License and media rights payable	15,869	20,383
Derivatives and other long-term liabilities	2,914	13,001
Total liabilities	98,228	110,137
Commitments and contingencies (note 7)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized as of June 30, 2023 and December 31, 2022, respectively; 152,825,118 and 152,135,026 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	326,355	325,431
Accumulated deficit	(247,995)	(247,927)
Total shareholders’ equity	78,361	77,505
Total liabilities and shareholders’ equity	$176,589	$187,642
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2023	2022	2023	2022

Revenue	$16,006	$18,877	$33,016	$38,234
Cost of goods sold	7,088	9,556	14,181	17,199
Gross profit	8,918	9,321	18,835	21,035

Selling, general and administrative expenses	19,627	17,259	37,140	37,614
Operating loss	(10,709)	(7,938)	(18,305)	(16,579)

Gain on investment in unconsolidated entity	10,700	—	10,700	—
Change in fair value of financial instruments and other	4,229	—	9,612	100
Other income (expense), net	(1,376)	68	(2,074)	(17)
Income (loss) before provision for income taxes	2,844	(7,870)	(67)	(16,496)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$2,844	$(7,870)	$(67)	$(16,496)

Per common share amounts (note 10)
Net income (loss) per common share, basic	$0.02	$(0.05)	$—	$(0.11)
Net income (loss) per common share, diluted	$0.02	$(0.05)	$—	$(0.11)

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance—December 31, 2022	152,135,026	$1	$325,431	$(247,927)	$77,505
Common shares issued upon vesting of restricted share units, net of withholding	297,888	—	(69)	—	(69)
Share-based compensation	—	—	375	—	375
Net income (loss)		—		(2,912)	(2,912)
Balance— March 31, 2023	152,432,914	$1	$325,737	$(250,839)	$74,899
Common shares issued upon vesting of restricted share units, net of withholding	392,204	—	(6)	—	(6)
Share-based compensation	—	—	624	—	624
Net income (loss)	—	—	—	2,844	2,844
Balance—June 30, 2023	152,825,118	$1	$326,355	$(247,995)	$78,361

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance—December 31, 2021	144,659,964	$1	$319,059	$(188,614)	$130,446
Common shares issued upon vesting of restricted share units, net of withholding	77,193	—	(45)	—	(45)
Harmony Hemp contingent equity compensation	169,045	—	165	—	165
ATM program issuance costs	239,500	—	(2)	—	(2)
Share-based compensation	—	—	1,214	—	1,214
Net income (loss)	—	—	—	(8,626)	(8,626)
Balance—March 31, 2022	145,145,702	$1	$320,391	$(197,240)	$123,152
Common shares issued upon vesting of restricted share units, net of withholding	132,463	—	(13)	—	(13)
Share-based compensation	—	—	643	—	643
Net income (loss)	—	—	—	(7,870)	(7,870)
Balance—June 30, 2022	145,278,165	$1	$321,021	$(205,110)	$115,912

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30, (unaudited)
	2023	2022

Cash flows from operating activities:
Net loss	$(67)	$(16,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,769	3,940
Change in fair value of financial instruments and other	(9,612)	(100)
Gain on investment in unconsolidated entity	(10,700)	—
Convertible debenture accrued interest	1,954	—
Share-based compensation	999	2,022
Loss on foreign currency translation	979	—
Changes in right-of-use assets	976	1,236
Inventory provision	320	1,857
Other	957	(434)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,104)	2,430
Inventories, net	2,878	(2,411)
Prepaid expenses and other current assets	764	3,706
Accounts payable, accrued and other liabilities	183	(2,194)
Operating lease obligations	(1,436)	(896)
License and media rights	(4,000)	—
Income taxes receivable	4,261	3,185
Other operating assets and liabilities, net	(130)	(129)
Net cash used in operating activities	(5,009)	(4,284)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(187)	(333)
Proceeds from sale of assets	36	—
Net cash used in investing activities	(151)	(333)
Cash flows from financing activities:
Other financing activities	(75)	(60)
Net cash used in financing activities	(75)	(60)
Net decrease in cash and cash equivalents	(5,235)	(4,677)
Cash and cash equivalents —beginning of period	66,963	19,494
Cash and cash equivalents —end of period	$61,728	$14,817
Non-cash activities:
Non-cash purchase of intangible asset	(163)	—
Non-cash issuance of note receivable	(156)	—
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
The Company’s primary products are made from proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids and other hemp compounds. Hemp extracts are produced from the plant Cannabis sativa L. (“Cannabis”), and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol ("THC") concentration of not more than 0.3% on a dry weight basis ("Hemp"). The Company is engaged in research involving the effectiveness of a broad variety of compounds derived from Hemp. The Company does not currently produce or sell medical or recreational marijuana or products derived from high THC Cannabis plants. The Company does not currently have any plans to expand into such high THC products in the near future.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and 2022, cash flows for the six months ended June 30, 2023 and 2022, and stockholders’ equity for the three and six months ended

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
June 30, 2023 and 2022. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual consolidated financial statements. Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023.
Inventories
Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. The Company's inventory production process for cannabinoid products includes the cultivation of botanical raw material. Due to the duration of the cultivation process, a portion of the inventory will not be sold within one year. Consistent with the practice in other industries that cultivate botanical raw materials, all inventory is classified as a current asset.
Revenue Recognition
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer e-commerce website, and distributors, retail and wholesale business-to-business customers. The following table sets forth the disaggregation of the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct-to-consumer	$10,734	$13,277	$22,002	$26,415
Business-to-business	5,272	5,600	11,014	11,819
Total	$16,006	$18,877	$33,016	$38,234
Substantially all of the Company’s revenue is earned in the United States.
Recently Adopted Accounting Pronouncements
As of June 30, 2023, there are no new accounting pronouncements adopted or issued by the FASB that had or may have a material impact on the Company’s condensed consolidated financial statements.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
3. FAIR VALUE MEASUREMENT
The following table sets forth the Company’s financial instruments and other that were measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings Purchase Option	$—	$—	$2,057	$2,057
Debt interest rate conversion feature	—	—	836	836
Total Financial Assets	$—	$—	$2,893	$2,893

Investment in unconsolidated entity:	$—	$—	$10,700	$10,700

Financial liabilities:
Debt conversion option	$—	$2,815	$—	$2,815

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings Purchase Option	$—	$—	$2,300	$2,300
Debt interest rate conversion feature	—	—	1,320	1,320
Total Financial Assets	$—	$—	$3,620	$3,620

Financial liabilities:
Debt conversion option	$—	$12,995	$—	$12,995
There were no transfers between levels of the hierarchy during the three and six month periods ended June 30, 2023 and the year ended December 31, 2022.
Investment in Unconsolidated Entity
On April 6, 2023, the Company jointly formed an entity, DeFloria LLC ("DeFloria"), with AJNA BioSciences PBC (“AJNA”), and a subsidiary of British American Tobacco PLC (LSE: BATS and NYSE: BTI) (“BAT”). AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. The entity was established to pursue FDA-approval for a botanical drug to target a neurological condition.
BAT holds an equity interest in the entity in the form of 200,000 or 100% preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 or 50%, respectively, of the entity’s voting common units. The Company’s contribution to DeFloria is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a Supply Agreement with DeFloria, under which the Company supplies the oils at cost used to produce and develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise, and the provision of clinical services. DeFloria is expected to

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
use the initial $10 million cash investment for the clinical development of a hemp botanical Investigational New Drug application and to commence Phase I clinical development in 2024.
Concurrently with the formation of the DeFloria entity, the Company entered into a warrant agreement with AJNA to purchase 865,052 of Class A Common Stock of AJNA for an exercise price of $2.89 per share. Management determined the warrant should be accounted for in accordance with ASC 321, which requires the warrant to be measured at fair value at issuance and subsequently remeasured at fair value each reporting period. All changes from the remeasurement of the warrant will be recorded as a change in fair value of financial instruments and other in the statements of operations. The Company determined the fair value of the AJNA warrants to be de minimis and as such no value was recorded as of June 30, 2023.
The Company determined that it has a variable interest in the investment in DeFloria. However, the Company is not the primary beneficiary of DeFloria as it lacks the power to direct DeFloria's key activities. Therefore, the Company concluded that the investment in DeFloria should not be consolidated. The maximum exposure to loss in the investment in DeFloria is limited to the Company's investment, which is represented by the financial statement carrying amount of its retained interest.
In accordance with ASC 825-10, equity method investments are eligible for the fair value option as they represent recognized financial assets. As the Company is not required to consolidate the investment and does not meet any of the other scope exceptions, the Company has the ability to adopt the fair value option for the investment at inception. The Company elected the fair value option because it allows the investment to be valued based on current market conditions. As such the investment is remeasured at fair value at each reporting date, with changes recognized in consolidated statements of operations as changes in fair value of financial instruments and other for the period. For the three and six months ended June 30, 2023, a gain of $— , respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments and other in the statements of operations. As of June 30, 2023, the DeFloria investment represents an investment of $10,700 within the condensed consolidated balance sheets.
The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. To determine the value of the investment, the Company utilizes an Option Pricing Model (OPM). The OPM considers the various terms of the stockholder agreements, including the level of seniority among the securities, dividend policy, conversion ratios, and cash allocations upon liquidation of the entity. The OPM is appropriate when the range of potential future outcomes is difficult to predict with any certainty.
The following additional assumptions are used in the model:

June 30,
2023
Expected term (years)	6.77
Volatility	66.0%
Risk-free interest rate	4.0%
Expected dividend yield	—%
Discount for lack of marketability	20.0%
Convertible Debt Derivatives
On November 14, 2022, the Company entered into a subscription agreement (the “Subscription Agreement”) with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI) (the "Lender"),

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
providing for the issuance of a $56.8 million (C$75.3 million) convertible debenture (the “debenture”). The debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company on the TSX. The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from the plant Cannabis sativa L. (“CBD”) as an ingredient in food products and dietary supplements in the United States. The term “federal regulation" is defined as the date that federal laws in the United States permit, authorize or do not prohibit the use of CBD as an ingredient in food products and dietary supplements. Following federal regulation of CBD, the annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 14, 2029 (the “Maturity Date”).
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
For the three and six months ended June 30, 2023, a gain of $106 and a loss $506, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments and other in the statements of operations. As of June 30, 2023 and December 31, 2022, the debt interest rate conversion feature represents a financial asset of $836 and $1,320, respectively, within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.
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

	June 30,	December 31,
	2023	2022
Stated interest rate	5.0%	5.0%
Adjusted interest rate	1.5%	1.5%
Implied debt yield	10.8%	8.6%
Federal regulation probability	various	15.0%
Year of event	various	2025
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
For the three and six months ended June 30, 2023, a $4,066 and $10,361 gain, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments and other in the statements of operations. As of June 30, 2023 and December 31, 2022, the debt conversion option represents a financial liability of $2,815 and $12,995, respectively, within derivative and other long-term liabilities in the condensed consolidated balance sheets.
The following table provides the assumption regarding Level 2 fair value measurements inputs at their measurement dates:

	June 30,	December 31,
	2023	2022
Expected volatility	87.4%	86.7%
Expected term (years)	6.3	6.9
Risk-free interest rate	4.0%	4.0%
Expected dividend yield	—%	—%
Value of underlying share	C$0.23	C$0.73
Exercise price	C$2.00	C$2.00
Stanley Brothers USA Holdings Purchase Option
On March 2, 2021, the Company executed an Option Purchase Agreement pursuant to which the Company has the option to acquire Stanley Brothers USA Holdings, Inc. (“Stanley Brothers USA”), a Cannabis wellness incubator. Until the Stanley Brothers USA Holdings Purchase Option ("SBH Purchase Option") is exercised, both the Company and Stanley Brothers USA will continue to operate as standalone entities in the US. Internationally, the companies are able to explore opportunities where Cannabis is federally permissible. The Company does not currently have any plans to expand into high THC Cannabis products in the near future.
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
The Company has elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. Under ASC 825-10, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. Changes in fair value measurements, if significant, may affect performance of cash flows. For the three months ended June 30, 2023 and 2022, a gain of $57 and $0, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments and other in the statements of operations. For the six months ended June 30, 2023 and 2022, a loss of $243 and a gain $100, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments and other in the statements of operations. As of June 30, 2023 and December 31, 2022, the SBH Purchase Option represents a financial asset of $2,057 and $2,300, respectively, within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.
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

	June 30,	December 31,
	2023	2022
Expected volatility	120.0%	115.0%
Expected term (years)	2.7	2.7
Risk-free interest rate	4.6%	4.3%
Weighted average cost of capital	45.0%	40.0%
4. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2023	2022
Harvested hemp and seeds	$20,991	$34,763
Raw materials	10,440	10,960
Finished goods	10,071	13,237
	41,502	58,960
Less: inventory provision	(17,747)	(32,007)
Total inventory	$23,755	$26,953
In May 2023, the Company sold harvested hemp that had a full inventory provision as of December 31, 2022. The sale of hemp resulted in a $12,899 reduction to the inventory provision as of June 30, 2023.
5. LICENSE AND MEDIA RIGHTS
MLB Promotion Rights Agreement
On October 11, 2022, the Company entered into a Promotional Rights Agreement (the “MLB Promotional Rights Agreement”) with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
Baseball Clubs (collectively, the “MLB”), pursuant to which the Company entered into a strategic partnership with MLB to promote the Company’s new NSF-Certified for Sport® product line.
As consideration under the MLB promotional rights agreement, the Company has paid and is committed to pay a combination of cash over the license period, along with upfront non-cash consideration in the form of equity, as well as contingent consideration in the form of contingent payments based on revenue.
As of June 30, 2023 and December 31, 2022, the carrying value of the licensed properties was $18,235 and $23,399, respectively, recorded as a license and media rights asset within the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the carrying value of the media rights was $7,232 and $7,482 recorded as a prepaid asset and a license and media rights asset within the condensed consolidated balance sheets. For the three and six months ended June 30, 2023, the Company paid MLB $2,000 and $4,000, respectively, as part of the committed cash payments, and recognized $2,074 and $3,897, respectively, in amortization expense related to the license and media right assets. Licensed properties are amortized straight line and media rights are amortized as incurred.
Maturities of the MLB license and media rights payable as of June 30, 2023 are as follows:

Year Ending December 31:
2023 (6 months remaining)	$4,000
2024	10,000
2025	12,000
Total payments	$26,000
Less: Imputed interest	(1,298)
Total license and media rights payable	$24,702
Less: Current license liabilities	(8,833)
Total non-current license and media rights payable	$15,869
As of June 30, 2023, expected amortization of licensed properties are as follows:

Year Ending December 31:
2023 (6 months remaining)	$3,647
2024	7,294
2025	7,294
Total future amortization	$18,235
6. DEBT
Convertible Debenture
As of November 14, 2022, the Company entered into the Subscription Agreement with BT DE Investments, Inc., providing for the issuance of a $56.8 million (C$75.3 million) convertible debenture. The debenture was denominated in Canadian Dollars ("CAD" or "C$"). The debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
CBD, the stated annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 14, 2029.
The following is a summary of the Company's convertible debenture as of June 30, 2023:

	As of June 30, 2023
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$58,677	$(18,370)	$40,307
The following is a summary of the Company's convertible debenture as of December 31, 2022:

	As of December 31, 2022
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$56,080	$(18,659)	$37,421
The debenture was C$75.3 million per the subscription agreement and translated to USD on the transaction date. For the three and six months ended June 30, 2023, the Company recognized a foreign currency loss of $831 and $820, respectively, related to the net carrying value of the debenture within the statement of operations.
Interest is accrued annually and payable on the maturity date or date of earlier conversion. On conversion, accrued interest will either be converted into common shares equal to the amount of accrued interest or will be paid in cash if agreed with the Lender. As of June 30, 2023, the principal amount of the debenture includes $1,777 of accrued interest expense. The following is a summary of the interest expense and amortization expense, recorded within the statement of operation, of the Company's convertible debenture for the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Interest and Amortization Expense	2023	2023
Interest expense	$701	$1,398
Amortization of debt discounts and costs	349	668
Total	$1,050	$2,066
7. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of June 30, 2023 there is no litigation pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
8. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 5 months to 11.67 years, some of which include options to extend the leases for up to 5 years. Generally, the lease agreements do not include options to terminate the lease.
Maturities of operating lease liabilities as of June 30, 2023 are as follows:

Operating Leases
Year Ending December 31:
2023 (6 months remaining)	$1,710
2024	3,201
2025	2,892
2026	2,169
2027	1,844
Thereafter	13,647
Total lease obligation	25,463
Less: Imputed interest	(6,687)
Total lease liabilities	18,776
Less: Current lease liabilities	(2,247)
Total non-current lease liabilities	$16,529
9. SHAREHOLDERS’ EQUITY
As of June 30, 2023 and December 31, 2022, the Company’s share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
Common Shares
As of June 30, 2023 and December 31, 2022, the Company was authorized to issue an unlimited number of common shares, which have no par value.
10. INCOME (LOSS) PER SHARE
The Company computes income (loss) per share of common shares. Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares together with the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued, unless anti-dilutive.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
The following table sets forth the computation of basic and dilutive net income (loss) per share attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$2,844	$(7,870)	$(67)	$(16,496)
Weighted-average number of common shares - basic	152,481,470	145,168,510	152,398,273	145,079,859
Dilutive effect of securities	278,618	—	—	—
Weighted-average number of common shares - diluted	152,760,088	145,168,510	152,398,273	145,079,859
Income (loss) per common share – basic	$0.02	$(0.05)	$—	$(0.11)
Income (loss) per common share – diluted	$0.02	$(0.05)	$—	$(0.11)
As of June 30, 2023 and 2022, potentially dilutive securities include stock options, restricted share units, and convertible debenture conversion. The Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period. The number of shares issuable upon the exercise of share-based awards excluded from the calculation of diluted EPS because the effect of their inclusion would have been anti-dilutive totaled 9,411,551 for the three months ended June 30, 2023.
The Company's debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The Company can settle the convertible debenture in shares. If the convertible debenture in diluted EPS is anti-dilutive, or if the conversion value of the debenture does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three months ended June 30, 2023, the price of the Company’s Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
The fair values of options granted during the period were determined using a Black-Scholes model. The following principal inputs were used in the valuation of awards issued for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Expected volatility	88.8%	83.4%
Expected term (years)	5.5-6.5	5.5-6.5
Risk-free interest rate	3.4%	3.3%
Expected dividend yield	0%	0%
Value of underlying share	$0.36	$0.31
Detail of the number of stock options outstanding for the six months ended June 30, 2023 under the Company's 2015 legacy option plan and the Company's amended 2018 long term incentive plan (collectively, the "Plans") is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	3,957,027	$1.52	8.37	$46,800
Granted	3,748,671	0.38
Exercised	—	—
Forfeited (and expired)	(692,991)	2.28
Outstanding as of June 30, 2023	7,012,707	$0.83	8.99	$—

Exercisable/vested as of June 30, 2023	2,554,000	$1.21	7.53	$—
The weighted average grant-date fair value of options granted during the six months ended June 30, 2023 and 2022 was $0.38 and $1.14, respectively.
The weighted average share price at the date of exercise of options exercised during the six months ended June 30, 2023 and 2022 was $0, respectively.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the 2018 Plan. The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments up to four years. Upon vesting, one share of the Company’s common shares is issued for each restricted share unit awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the six months ended June 30, 2023 and 2022 was $872 and $625, respectively.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,569,574	$0.98
Granted	1,249,548	$0.38
Forfeited	(299,370)	$1.42
Vested	(690,092)	$1.26
Shares withheld upon vesting	(152,198)	$0.85
Outstanding as of June 30, 2023	2,677,462	$0.67
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the three months ended June 30, 2023 and 2022 was $624 and $643, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations. Share-based compensation expense for all equity arrangements for the six months ended June 30, 2023 and 2022 was $999 and $2,022, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations.
As of June 30, 2023, $4,074 of total unrecognized share-based compensation expense related to unvested options and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.49 years.
12. INCOME TAXES
The Company’s effective tax rate in the three and six months ended June 30, 2023 and 2022 was 0%. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21.0% for the three and six months end June 30, 2023 and 2022, respectively, primarily due to the valuation allowance. The effective tax rate for the three and six months ended June 30, 2023 is consistent with the three and six months ended June 30, 2022, as the Company has been in a full valuation allowance for both periods.
As of December 31, 2022, the Company qualified for federal government assistance through employee retention credit (“ERC”) provisions of the Consolidated Appropriations Act of 2021. Management recorded the ERC benefit of $4,106 for the year ended December 31, 2022 as an offset to Selling, general and administrative expense. During the three months ending June 30, 2023, the company received $4,261, which includes $155 of interest income, related to the ERC.
13. RELATED PARTY TRANSACTIONS
Effective November 2020, the Company entered into a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable was secured by equity instruments with certain founders of the Company, and bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. On March 22, 2022, the founders requested an extension of the maturity date, as allowed under the terms of the promissory note, resulting in an extension of the maturity date to November 13, 2023. According to the terms of the agreement, no additional interest will accrue through the payment date. As of June 30, 2022, the note receivable of $1,037 consisted of principal and interest. As of December 31, 2022, the Company established a reserve against the note receivable due to decline in collateral and risk associated with collectability and therefore, expensed the outstanding balance of $1,037.

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
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. BAT holds an equity interest in the entity in the form of 200,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of the entity’s voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the bill of sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of June 30, 2023, the remaining note receivable of $156 is presented in other assets in the condensed consolidated balance sheets.
Pursuant to an amendment to the Name and Likeness and License Agreement between the Company and Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, the agreement was extended to December 31, 2023. The agreement includes the payment of a nominal per diem fee for specifically requested activities as brand ambassadors for the Company. In addition, on April 16, 2021, the Company executed a separate consulting agreement which extended the services agreements of the Stanley Brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement, the Company paid $2,081 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the Stanley Brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants. For the three and six months ended June 30, 2022, the Company recognized $454 and $875, respectively, of sales and marketing expenses in the condensed consolidated statements of operations related to these agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that are, or may be considered to be, “forward-looking statements” under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of Charlotte’s Web Holdings, Inc., (“Charlotte’s Web”, the “Company” or “we”), the industry or its prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that the Company makes with the SEC or press releases or oral statements made by or with the approval of one of the Company’s authorized executive officers. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. (All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Quarterly Report on Form 10-Q.)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the accompanying notes in this Form 10-Q and the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties, as discussed in the “Cautionary Note Regarding Forward Looking Statements.” Future results could differ materially from those discussed below for many reasons, including the risks described in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A—Risk Factors” of this Form 10-Q.
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
BUSINESS OVERVIEW
Charlotte’s Web Holdings, Inc., is a Certified B Corp headquartered in Louisville, Colorado, that does the majority of its business in the United States. The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte’s Web™, ReCreateTM, CBD Medic™, CBD Clinic™, and Harmony Hemp™. Charlotte’s Web branded premium quality products start with proprietary hemp genetics that are 100% North American farm grown and manufactured into hemp extracts containing naturally occurring phytocannabinoids including CBD, cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other beneficial hemp compounds. The Company moved into its new cGMP facility in Louisville, Colorado during the second quarter of 2020 at which the Company conducts its production of tinctures, distribution, and quality control activities, and has expanded its research and development ("R&D"). Charlotte’s Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies, capsules, CBD topical creams and lotions, as well as products for pets. As of October 2022, the Company produces NSF Certified for Sports® broad spectrum tincture products. Charlotte’s Web products are distributed to retailers and health care practitioners, and online through the Company’s website at www.CharlottesWeb.com and recreateyou.com. The information provided on such websites is not part of this MD&A.
The business of the Company consists of the farming, manufacturing, sales, and marketing of products of hemp-derived CBD wellness products. As of June 30, 2023, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, as its executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.
The Company’s primary products are made from proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids and other hemp compounds. The Company believes the presence of these various compounds work synergistically to heighten the effects of the products, making them superior to single-compound isolates.
Hemp extracts are produced from Cannabis and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a THC concentration of not more than 0.3% on a dry weight basis. The Company is engaged in research involving a broad variety of compounds derived from Hemp. Where research provides evidence that a greater than 0.3% THC level may have a potential therapeutic use, the Company may consider pursuing development of that use in jurisdictions where it is legal to do so in accordance with applicable regulations and if consistent with the Company’s founding principles. The Company does not currently have any plans to expand into high THC products in the near future.
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
Recent Developments
On April 6, 2023, the Company jointly formed an entity, DeFloria LLC ("DeFloria"), with AJNA BioSciences PBC (“AJNA”), and a subsidiary of British American Tobacco PLC (LSE: BATS and NYSE: BTI) (“BAT”). BAT holds an equity interest in the entity in the form of 200,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of the entity’s voting common units.
The Company’s contribution to DeFloria is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a Supply Agreement with DeFloria, under which the Company supplies the oils at cost used to produce and develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise and the provision of clinical services. The entity is expected to use the initial $10 million cash investment for the clinical development of a novel hemp botanical Investigational New Drug application and to commence Phase I clinical development in 2024.
On July 11, 2023, the Company expanded its product footprint with the launch of NSF Certified for Sports® broad spectrum gummy products under the ReCreate™ brand, the Company's lifestyle and botanical wellness brand focused on the combination of organic broad-spectrum CBD and functional botanicals. At the same time, the Company announced its partnership as the Official CBD of the Premier Lacrosse League ("PLL").
As of June 30, 2023, several states, including, but not limited to, Florida, Maryland, Minnesota, New York, Utah and Virginia, have adopted new regulations that will impact the Company's ability to sell certain products as currently formulated or packaged in these states. Many of these states have also implemented new THC/CBD limits, age verification, labeling and packaging requirements. The Company is assessing the business and financial impacts of the new regulations, including steps that can be taken to address the new product formulation and labeling requirements, as well as costs and potential revenue impacts and anticipated timing for such impacts to the Company in these states.
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
Selected Financial Information

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$16,006	$18,877	$33,016	$38,234
Cost of goods sold	7,088	9,556	14,181	17,199
Gross profit	8,918	9,321	18,835	21,035
Selling, general, and administrative expenses	19,627	17,259	37,140	37,614
Operating loss	(10,709)	(7,938)	(18,305)	(16,579)
Gain on investment in unconsolidated entity	10,700	—	10,700	—
Change in fair value of financial instruments and other	4,229	—	9,612	100
Other income (expense), net	(1,376)	68	(2,074)	(17)
Net income (loss)	$2,844	$(7,870)	$(67)	$(16,496)
Total assets			$176,589	$153,014
Total liabilities			$98,228	$37,102

For The Three Months Ended June 30, 2023 and 2022
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers. DTC sales contributed 66% of the Company’s total net revenue in Q2 2023 with B2B sales contributing 34%.

	Three Months Ended
	June 30,		% (Decrease)
	2023	2022
Direct-to-consumer ("DTC") revenue	$10,734	$13,277	(19.2)%
Business-to-business ("B2B") revenue	5,272	5,600	(5.9)%
Total revenue	$16,006	$18,877	(15.2)%
Total revenue for the three months ended June 30, 2023 was $16,006, a decrease of 15.2% compared to the three months ended June 30, 2022.
DTC net revenue from online sales was $10.7 million, a decrease of 19.2% year-over-year from $13.3 million in Q2 2022. The decrease was primarily due to lower traffic to the Company’s webstore as well as a shift in product mix, specifically tinctures. Charlotte’s Web maintains the largest e-commerce business in the CBD industry according to the Brightfield Group. E-commerce is the CBD industry’s largest sales channel representing approximately 37% of total annual industry sales. Charlotte’s Web recently launched initiatives to increase online traffic to broaden demographic exposure, including upcoming promotions with MLB, and improving the online consumer experience.
B2B net revenue of $5.3 million decreased 5.9% year-over-year from $5.6 million in Q2 2022, primarily due to product mix. In May 2023, B2B distribution was expanded in pet retail through a new partnership with Phillips Pet Food & Supplies, America’s largest distributor in the pet specialty retail channel, covering more than 6,000 retailers representing more than 14,000 retail locations.
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
The components of cost of goods sold are as follows:

	Three Months Ended
	June 30,		% (Decrease)
	2023	2022
Inventory expensed to cost of goods sold	4,979	6,100	(18.4)%
Inventory provision, net	127	1,857	(93.2)%
Other production costs	1,085	753	44.1%
Depreciation and amortization	897	846	6.0%
Cost of goods sold	$7,088	$9,556	(25.8)%

Cost of goods sold decreased 25.8% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The improvement was primarily due to lower comparable inventory provisions recorded during the reporting quarter as well as a decrease in inventory expensed to cost of goods sold as a result of lower sales volume.
Depreciation and amortization expense for the three months ended June 30, 2023 and June 30, 2022 was $3,977 and $1,862, respectively, of which $897 and $846, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $3,080 and $1,016, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC e-commerce and B2B, the mix of products sold, the promotional and sales discount rate, third-party quality costs, transportation costs, and changes in inventory provisions.
Gross profit for the three months ended June 30, 2023 and June 30, 2022 is as follows:

	Three Months Ended
	June 30,		% (Decrease)
	2023	2022
Gross profit	$8,918	$9,321	(4.3)%
Gross margin	55.7%	49.4%	12.8%
Gross profit decreased 4.3% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease is directly related to the revenue drop of 15.2%, partially offset by improvements in cost of goods sold. On a rate basis, gross margin increased 12.8% despite lower revenue due to the year-over-year reduction in inventory provision.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Three Months Ended
	June 30,		% (Decrease)
	2023	2022
Selling, general, and administrative expenses	$19,627	$17,259	13.7%
Total Selling, general, and administrative expenses for the three months ended June 30, 2023 and June 30, 2022 were $19,627 and $17,259, respectively. The increase is primarily due to the amortization of MLB license and media rights assets of $2,074.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended June 30, 2023 and June 30, 2022 were $3,080 and $1,016, respectively.
Total research and development costs expensed to Selling, general, and administrative expense for the three months ended June 30, 2023 and June 30, 2022 were $916 and $1,018, respectively. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the possible therapeutic uses of cannabinoids.

Total Change in Gain on Investment in Unconsolidated Entity
Total change in gain on investment in unconsolidated entity is as follows:

	Three Months Ended
	June 30,		% (Decrease)
	2023	2022
Change in gain on investment in unconsolidated entity	$10,700	$—	100%
Total change in gain on investment in unconsolidated entity for the three months ended June 30, 2023 and June 30, 2022 was $10,700 and $0, respectively. For the three months ended June 30, 2023, the increase in the gain on investment in unconsolidated entity was due to the Company jointly forming an entity, DeFloria, with AJNA, and BAT. The entity was established to pursue FDA-approval for a novel botanical drug to target a neurological condition. The botanical drug will be developed from certain proprietary hemp genetics of the Company. The Company has the ability and elected the fair value option for the investment in DeFloria. As such the investment is measured at fair value and remeasure at each reporting date, with changes recognized in changes in fair value of financial instruments and other.
Total Change in Fair Value of Financial Instruments and Other
Total change in fair value of financial instruments and other is as follows:

	Three Months Ended
	June 30,		% (Decrease)
	2023	2022
Change in fair value of financial instruments and other	$4,229	$—	100%
Total change in fair value of financial instruments and other for the three months ended June 30, 2023 and June 30, 2022 was $4,229 and $0, respectively. For the three months ended June 30, 2023, the increase in the change in fair value of financial instruments and other was primarily due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature resulting in a net gain of $4,173. The fair value of the Company's embedded derivatives and options are revalued at each reporting date with changes impacted by variability in the Company's share price and implied debt yields.
For the Six Months Ended June 30, 2023 and 2022
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers.

	Six Months Ended
	June 30,		% (Decrease)
	2023	2022
Direct-to-consumer ("DTC") revenue	$22,002	$26,415	(16.7)%
Business-to-business ("B2B") revenue	11,014	11,819	(6.8)%
Total revenue	$33,016	$38,234	(13.6)%
Total revenue for the six months ended June 30, 2023 was $33,016, a decrease of 13.6% compared to the six months ended June 30, 2022.

DTC revenue decreased 16.7%, driven by lower tincture, gummy and capsule volume. Promotional activity and product mix shift away from tinctures were additional contributing factors.
B2B revenue decreased 6.8% compared to the six months ended June 30, 2023. This decrease resulted from topicals portfolio rationalization and a negative product mix shift to smaller count pack sizes. The topicals revenue decline was partially offset by increased sales of pet chews. The Company remains #1 in FDM and Natural retail channels according to Neilsen and Spins, respectively
Cost of Goods Sold
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
The components of cost of goods sold are as follows:

	Six Months Ended
	June 30,		% (Decrease)
	2023	2022
Inventory expensed to cost of goods sold	10,188	11,966	(14.9)%
Inventory provision, net	320	1,857	(82.8)%
Other production costs	1,877	1,676	12.0%
Depreciation and amortization	1,796	1,700	5.6%
Cost of goods sold	$14,181	$17,199	(17.5)%
Cost of goods sold decreased 17.5% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Variable cost of goods declined proportionately with revenue, with a further reduction on the improvement of inventory provisions.
Depreciation and amortization expense for the six months ended June 30, 2023 and June 30, 2022 was $7,769 and $3,940, respectively, of which $1,796 and $1,700, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $5,973 and $3,776, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC e-commerce and B2B, the mix of products sold, the promotional and sales discount rate, third-party quality costs, transportation costs, and changes in inventory provisions.
Gross profit for the six months ended June 30, 2023 and June 30, 2022 is as follows:

	Six Months Ended
	June 30,		% (Decrease)
	2023	2022
Gross profit	$18,835	$21,035	(10.5)%
Gross margin	57.0%	55.0%	3.6%

Gross profit decreased 10.5% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to the lower net revenue for the first six months of 2023. However gross margin improved 3.6% year-over-year as a result of improved costs of goods sold.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Six Months Ended
	June 30,		% (Decrease)
	2023	2022
Selling, general, and administrative expenses	$37,140	$37,614	(1.3)%
Total selling, general, and administrative expenses for the six months ended June 30, 2023 and June 30, 2022 were $37,140 and $37,614, respectively. The decrease is primarily due to a reduction in personnel and consulting costs compared to the prior period. The decrease is partially offset by an increase in amortization related to the MLB license and media rights assets of $3,897.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the six months ended June 30, 2023 and June 30, 2022 were $5,973 and $3,776, respectively.
Total research and development costs expensed to Selling, general, and administrative expense for the six months ended June 30, 2023 and June 30, 2022 were $1,462 and $2,188, respectively. Research and development expenses primarily include personnel costs related to the Company's R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the possible therapeutic uses of cannabinoids.
Total Change in Gain on Investment in Unconsolidated Entity
Total change in gain on investment in unconsolidated entity is as follows:

	Six Months Ended
	June 30,		% (Decrease)
	2023	2022
Change in gain on investment in unconsolidated entity	$10,700	$—	100%
Total change in gain on investment in unconsolidated entity for the three months ended June 30, 2023 and June 30, 2022 was $10,700 and $0, respectively. For the six months ended June 30, 2023, the increase in the gain on investment in unconsolidated entity was due to the Company jointly forming an entity, DeFloria, with AJNA, and BAT. The entity was established to pursue FDA-approval for a novel botanical drug to target a neurological condition. The botanical drug will be developed from certain proprietary hemp genetics of the Company. The Company has the ability and elected the fair value option for the investment in DeFloria. As such the investment is measured at fair value and remeasure at each reporting date, with changes recognized in changes in fair value of financial instruments and other.

Total Change in Fair Value of Financial Instruments and Other
Total change in fair value of financial instruments and other is as follows:

	Six Months Ended
	June 30,		% (Decrease)
	2023	2022
Change in fair value of financial instruments and other	$9,612	$100	9512%
Total change in fair value of financial instruments and other for the six months ended June 30, 2023 and June 30, 2022 was $9,612 and $100, respectively. For the six months ended June 30, 2023, the increase in the change in fair value of financial instruments and other was primarily due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature resulting in a net gain of $9,855, respectively. The fair value of the Company's embedded derivatives and options are revalued at each reporting date with changes impacted by variability in the Company's share price and implied debt yields.
Liquidity and Capital Resources
As of June 30, 2023 and December 31, 2022, the Company had total current liabilities of $22,609 and $21,427, respectively, and cash and cash equivalents of $61,728 and $66,963, respectively, to meet its current obligations.
The Company expects its selling, general and administrative expenses in 2023 to be slightly higher than 2022 reflecting the incremental costs of the MLB Promotional Rights Agreement and related marketing activations. The investments in paid license and media rights as well as the launch of the new NSF Certified for Sport® brand products are intended to be offset by increases in online traffic, channel sales and net revenue over the long term.
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
The Company expects to meet our long-term liquidity requirements through various sources of capital, including cash on hand and provided by operations over time. The Company regularly considers fundraising opportunities and may decide, from time to time, to raise capital through borrowings or issuances of additional equity and/or debt securities. The Company's ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, including restrictions on the industry. The Company's ability to raise funds through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. The Company's ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for companies in the Hemp industry and market perceptions about us. There can be no assurance the Company will have the ability to raise additional funds and, if raised privately or publicly, will be available to the Company when needed or on terms which are acceptable.

Cash Flows
Cash from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023 and June 30, 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(5,009)	$(4,284)
For the six months ended June 30, 2023, the increase in cash used in operations is primarily due to cash outflows of $4,000 associated with the MLB Promotional Rights Agreement which was entered into in October 2022. Additionally, the increase is due to escalating rent payments compared to the prior period. For the six months ended June 30, 2022, the Company collected $3,185 from income tax refunds due.
Cash from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 and June 30, 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Net cash used in investing activities	$(151)	$(333)
For the six months ended June 30, 2023, the decrease in cash used in investing activities was driven by lower capital expenditures.
Cash from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 and June 30, 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Net cash used in financing activities	$(75)	$(60)
For the six months ended June 30, 2023, the change was primarily due to the vesting of restricted stock units.
Off-Balance Sheet Arrangements
As of June 30, 2023 and December 31, 2022, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Related party transactions
Effective November 2020, the Company entered into a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable was secured by equity instruments with certain founders of the Company, and bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. On March 22, 2022, the founders requested an extension of the maturity date, as allowed under the terms of the promissory note, resulting in an extension of the maturity date to November 13, 2023. As of June 30, 2022, the note receivable of $1,037 consisted of principal and interest. As of December 31,

2022, the Company established a reserve against the note receivable due to decline in collateral and risk associated with collectability and therefore, expensed the outstanding balance of $1,037.
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
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. BAT holds an equity interest in the entity in the form of 200,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of the entity’s voting common units. Effective May 1, 2023 the Company entered into an 8% interest bearing note receivable with DeFloria for the bill of sale of machine equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of June 30, 2023, the remaining note receivable of $156 is presented in other assets in the condensed consolidated balance sheets.
Pursuant to an amendment to the Name and Likeness and License Agreement between the Company and Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, the agreement was extended to December 31, 2023. The agreement includes the payment of a nominal per diem fee for specifically requested activities as brand ambassadors for the Company. In addition, on April 16, 2021, the Company executed a separate consulting agreement which extended the services agreements of the Stanley Brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement, the Company paid $2,081 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the Stanley Brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants. For the three and six months ended June 30, 2022, the Company recognized $454 and $875, respectively, of sales and marketing expenses in the condensed consolidated statements of operations related to these agreements.
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
Fair Value Option
The Company has elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option and the Investment in unconsolidated entity. Under ASC 825-10, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. These assets are remeasured at fair value at each reporting date, with changes to fair value recognized in the statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value.
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
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the consolidated statements of operations. There were no impairment losses recognized for the three months ended June 30, 2023 and 2022.
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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2018. The Company has recorded an uncertain tax position as of June 30, 2023 and December 31, 2022. The Company’s policy is to recognize interest and penalties on taxes, if any, within operations as income tax expense.
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

Any product that does not meet the customer’s expectations can be returned within the first 30 days of delivery in exchange for another product or for a full refund. Generally, any product sold through a distributor or retailer must be returned to the original purchase location for any return or exchange. The Company accounts for customer returns utilizing the “expected value method.” Expected amounts are excluded from revenue and recorded as a “refund liability” that represents the Company’s obligation to return the customer’s consideration. Estimates are based on actual historical and current specific data.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information under this item is not required to be provided by smaller reporting companies.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of June 30, 2023, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ending June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended June 30, 2023. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2022 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
Compliance with changes in legal, regulatory and industry standards may adversely affect the Company’s business.
The formulation, manufacturing, packaging, labelling, handling, distribution, importation, exportation, licensing, sale and storage of the Company’s products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state, provincial or local levels. There is currently no uniform regulation applicable to natural health products worldwide. There can be no assurance that the Company is in compliance with all of these laws, regulations and other constraints, and changes to such laws, regulations and other constraints may have a material adverse effect on the Company’s operations. Through June 30, 2023, several states, including, but not limited to Florida, Maryland, Minnesota, New York, Utah and Virginia, have adopted new regulations that may impact the Company's ability to sell certain of its products as currently formulated or packaged in these states.
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
The Company has a small number of Shareholders who, to the knowledge of the Company, own, in the aggregate, in excess of 5.0% equity interest in the Company. Although such Shareholders may not have an agreement to act in concert, such Shareholders may have the ability to exercise significant influence over matters submitted to Shareholders for approval, whether subject to approval by a majority of the Shareholders or special resolution. In addition, on June 16, 2023, a group of three shareholders filed a statement on Schedule 13D with the SEC indicating that they, collectively, held over 5% interest in the Company and had taken certain steps with the objective of replacing certain members of the Company’s Board of Directors.
The costs of being a public company are high and may strain the Company’s resources.
The Company incurs significant legal, accounting, insurance and other expenses as a result of being a public company, which may negatively impact its performance and could cause its results of operations and financial condition to suffer. Compliance with applicable securities laws in Canada and the United States and the rules of the TSX and the U.S. Securities and Exchange Commission ("SEC") (including, but not limited to, preparation and delivery of prescribed continuous disclosure forms, payment of listing fees, potential costs associated with shareholder actions or dissenting shareholder activity, costs associated with regulatory reviews and costs associated with changes in laws or regulations) constitutes a significant expense, including legal and accounting costs, and makes some activities more time-consuming and costly. Reporting and other obligations as a public company and the Company’s anticipated growth may place a strain on the Company’s financial and management systems, processes and controls, as well as on personnel.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Documents filed as part of this report

Exhibit No.	Description	Location
10.3	Extension and Sixth Amending Agreement to Name and Likeness and License Agreement, effective as of June 30, 2023, by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company, Charlotte's Web, Inc., and Charlotte's Web Holdings, Inc.	Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on July 3, 2023
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE'S WEB HOLDINGS, INC.

August 10, 2023	By:	/s/ Jessica Saxton
(Date)		Jessica Saxton
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jacques Tortoroli	Chief Executive Officer (Principal Executive Officer)	August 10, 2023
Jacques Tortoroli

/s/ Jessica Saxton	Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2023
Jessica Saxton