Form 10-Q
period 2023-09-30
Charlotte's Web Holdings, Inc.
filed 2023-11-09
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2023
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
Common stock, no par value
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 153,788,799 shares of common shares as of November 6, 2023.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2023

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023 (unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$51,016	$66,963
Accounts receivable, net	2,492	1,847
Inventories, net	22,631	26,953
Prepaid expenses and other current assets	7,605	7,998
Total current assets	83,744	103,761
Property and equipment, net	28,057	29,330
License and media rights	20,019	26,871
Operating lease right-of-use assets, net	15,066	16,519
Investment in unconsolidated entity	11,100	—
SBH purchase option and other derivative assets	3,110	3,620
Intangible assets, net	1,382	1,771
Other long-term assets	1,389	5,770
Total assets	$163,867	$187,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,577	$4,018
License and media rights payable - current	11,734	7,759
Accrued and other current liabilities	7,221	7,344
Lease obligations – current	2,249	2,306
Total current liabilities	24,781	21,427
Convertible debenture	40,394	37,421
Lease obligations	16,240	17,905
License and media rights payable	11,222	20,383
Derivatives and other long-term liabilities	7,492	13,001
Total liabilities	100,129	110,137
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized; 153,779,856 and 152,135,026 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	326,875	325,431
Accumulated deficit	(263,138)	(247,927)
Total shareholders’ equity	63,738	77,505
Total liabilities and shareholders’ equity	$163,867	$187,642
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2023	2022	2023	2022

Revenue	$14,294	$17,037	$47,310	$55,271
Cost of goods sold	6,365	8,092	20,546	25,291
Gross profit	7,929	8,945	26,764	29,980

Selling, general and administrative expenses	19,889	11,032	57,029	48,646
Asset Impairment	—	1,822	—	1,822
Operating loss	(11,960)	(3,909)	(30,265)	(20,488)

Gain on initial investment in unconsolidated entity	—	—	10,700	—
Change in fair value of financial instruments	(4,024)	(4,000)	5,588	(3,900)
Other income (expense), net	841	321	(1,234)	304
Loss before provision for income taxes	(15,143)	(7,588)	(15,211)	(24,084)
Income tax expense	—	—	—	—
Net loss	$(15,143)	$(7,588)	$(15,211)	$(24,084)

Per common share amounts (Note 10)
Net loss per common share, basic and diluted	$(0.10)	$(0.05)	$(0.10)	$(0.17)

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance—December 31, 2022	152,135,026	$1	$325,431	$(247,927)	$77,505
Common shares issued upon vesting of restricted share units, net of withholding	297,888	—	(69)	—	(69)
Share-based compensation	—	—	375	—	375
Net income (loss)		—		(2,912)	(2,912)
Balance— March 31, 2023	152,432,914	$1	$325,737	$(250,839)	$74,899
Common shares issued upon vesting of restricted share units, net of withholding	392,204	—	(6)	—	(6)
Share-based compensation	—	—	624	—	624
Net income (loss)	—	—	—	2,844	2,844
Balance— June 30, 2023	152,825,118	$1	$326,355	$(247,995)	$78,361
Common shares issued upon vesting of restricted share units, net of withholding	954,738	—	(127)	—	(127)
Share-based compensation	—	—	647	—	647
Net income (loss)	—	—	—	(15,143)	(15,143)
Balance— September 30, 2023	153,779,856	$1	$326,875	$(263,138)	$63,738

Balance—December 31, 2021	144,659,964	$1	$319,059	$(188,614)	$130,446
Common shares issued upon vesting of restricted share units, net of withholding	77,193	—	(45)	—	(45)
Harmony Hemp contingent equity compensation	169,045	—	165	—	165
ATM program issuance costs	239,500	—	(2)	—	(2)
Share-based compensation	—	—	1,214	—	1,214
Net income (loss)	—	—	—	(8,626)	(8,626)
Balance—March 31, 2022	145,145,702	$1	$320,391	$(197,240)	$123,152
Common shares issued upon vesting of restricted share units, net of withholding	132,463	—	(13)	—	(13)
Share-based compensation	—	—	643	—	643
Net income (loss)	—	—	—	(7,870)	(7,870)
Balance—June 30, 2022	145,278,165	$1	$321,021	$(205,110)	$115,912
Common shares issued upon vesting of restricted share units, net of withholding	231,207	—	(67)	—	(67)
ATM program issuance costs	—	—	(59)	—	(59)
Share-based compensation	—	—	664	—	664
Net income (loss)	—	—	—	(7,588)	(7,588)
Balance—September 30, 2022	145,509,372	$1	$321,559	$(212,698)	$108,862
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30, (unaudited)
	2023	2022
Cash flows from operating activities:
Net loss	$(15,211)	$(24,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,509	5,762
Change in fair value of financial instruments	(5,588)	3,900
Gain on initial investment in unconsolidated entity	(10,700)	—
Convertible debenture and other accrued interest	2,916	—
Asset impairment	—	1,822
Share-based compensation	1,646	2,686
Changes in right-of-use assets	1,453	1,877
Allowance for credit losses	1,187	(89)
Inventory provision	730	1,857
Other	1,594	(679)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,151)	2,928
Inventories, net	3,593	112
Prepaid expenses and other current assets	(589)	3,086
Accounts payable, accrued and other liabilities	(328)	(4,238)
Operating lease obligations	(1,722)	(1,665)
License and media rights payable	(6,000)	—
Income taxes and other receivable	4,261	6,575
Other operating assets and liabilities, net	(449)	(2,449)
Net cash used in operating activities	(12,849)	(2,599)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(3,015)	(411)
Proceeds from sale of assets	119	354
Net cash used in investing activities	(2,896)	(57)
Cash flows from financing activities:
Other financing activities	(202)	(325)
Net cash used in financing activities	(202)	(325)
Net decrease in cash and cash equivalents	(15,947)	(2,981)
Cash and cash equivalents —beginning of period	66,963	19,494
Cash and cash equivalents —end of period	$51,016	$16,513
Non-cash activities:
Non-cash purchase of property and equipment and intangible asset	(81)	—
Non-cash issuance of note receivable	(142)	—
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of the Business
Charlotte’s Web Holdings, Inc. together with its subsidiaries (collectively "Charlotte's Web" or the "Company") is a public company incorporated pursuant to the laws of the Province of British Columbia and a Certified B Corp. The Company’s common shares are publicly listed on the Toronto Stock Exchange ("TSX") under the symbol "CWEB" and quoted on the OTCQX under the symbol "CWBHF." The Company’s corporate headquarters is located in Louisville, Colorado, in the United States of America. The majority of the Company's business is conducted in the United States of America.
The Company’s primary products are made from proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids, and other hemp compounds. Hemp extracts are produced from the plant Cannabis sativa L. ("Cannabis"), and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol ("THC") concentration of not more than 0.3% on a dry weight basis ("Hemp"). The Company is engaged in research involving the effectiveness of a broad variety of compounds derived from Hemp. The Company does not currently produce or sell medical or recreational marijuana or products derived from high THC Cannabis plants. The Company does not currently have any plans to expand into such high THC products in the near future.
The Company’s current product categories include human ingestible products, such as, tinctures (liquid product), capsules, and gummies, as well as, topicals and pet products. The Company’s products are distributed through its e-commerce website, third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar specialty retailers.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Kentucky, Oregon, and Canada. The Hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in products sold in the United States.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board ("FASB").
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022,

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
cash flows for the nine months ended September 30, 2023 and 2022, and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual consolidated financial statements. Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023.
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
Revenue Recognition
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer e-commerce website, and distributors, retail, and wholesale business-to-business customers. The following table sets forth the disaggregation of the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct-to-consumer	$9,428	$11,759	$31,430	$38,174
Business-to-business	4,866	5,278	15,880	17,097
Total	$14,294	$17,037	$47,310	$55,271
Substantially all of the Company’s revenue is earned in the United States.
Recently Adopted Accounting Pronouncements
There are no new accounting pronouncements adopted or issued by the FASB that had or may have a material impact on the accompanying unaudited interim condensed consolidated financial statements.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
3. FAIR VALUE MEASUREMENT
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings Purchase Option	$—	$—	$2,332	$2,332
Debt interest rate conversion feature	—	—	778	778
Total financial assets	$—	$—	$3,110	$3,110

Investment in unconsolidated entity:	$—	$—	$11,100	$11,100

Financial liabilities:
Debt conversion option	$—	$7,407	$—	$7,407

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings Purchase Option	$—	$—	$2,300	$2,300
Debt interest rate conversion feature	—	—	1,320	1,320
Total financial assets	$—	$—	$3,620	$3,620

Financial liabilities:
Debt conversion option	$—	$12,995	$—	$12,995
There were no transfers between levels of the hierarchy during the three and nine month periods ended September 30, 2023 and the year ended December 31, 2022.
Investment in Unconsolidated Entity
On April 6, 2023, the Company jointly formed an entity, DeFloria LLC ("DeFloria"), with AJNA BioSciences PBC ("AJNA"), and a subsidiary of British American Tobacco PLC (LSE: BATS and NYSE: BTI) ("BAT"). AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. The entity was established to pursue FDA-approval for a botanical drug to target a neurological condition.
BAT holds an equity interest in DeFloria in the form of 200,000 or 100% preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 or 50%, respectively, of DeFloria’s voting common units. The Company’s contribution to DeFloria is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a Supply Agreement with DeFloria, under which the Company supplies the oils at cost used to produce and develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise, and the provision of clinical services. DeFloria is expected to

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
use the initial $10 million cash investment for the clinical development of a hemp botanical Investigational New Drug application and has commenced Phase I clinical development.
Concurrently with the formation of DeFloria, the Company was issued a warrant to purchase 865,052 shares of Class A Common Stock of AJNA for an exercise price of $2.89 per share. Management determined the warrant should be accounted for in accordance with ASC 321, which requires the warrant to be measured at fair value at issuance and subsequently remeasured at fair value each reporting period. All changes from the remeasurement of the warrant will be recorded as a change in fair value of financial instruments in the statements of operations. The Company determined the fair value of the AJNA warrants to be de minimis and as such no value was recorded as of September 30, 2023.
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
In accordance with ASC 825-10, equity method investments are eligible for the fair value option as they represent recognized financial assets. As the Company is not required to consolidate the investment and does not meet any of the other scope exceptions, the Company has the ability to adopt the fair value option for the investment at inception. Upon formation of the entity, the Company elected the fair value option because it allows the investment to be valued based on current market conditions. As such, the investment is remeasured at fair value at each reporting date, with changes recognized in consolidated statements of operations as changes in fair value of financial instruments for the period. For the three and nine months ended September 30, 2023, a gain of $400, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the statements of operations. As of September 30, 2023, the DeFloria investment represents an investment of $11,100 within the condensed consolidated balance sheets.
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
The following additional assumptions are used in the model:

September 30,
2023
Expected term (years)	6.52
Volatility	70.0%
Risk-free interest rate	4.6%
Expected dividend yield	—%
Discount for lack of marketability	20.0%
Convertible Debt Derivatives
On November 14, 2022, the Company entered into a subscription agreement (the "Subscription Agreement") with BT DE Investments, Inc. a wholly owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI) (the "Lender"),

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
providing for the issuance of a $56.8 million (C$75.3 million) convertible debenture (the "debenture"). The debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company on the TSX. The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from the plant Cannabis sativa L. ("CBD") as an ingredient in food products and dietary supplements in the United States. The term "federal regulation" is defined as the date that federal laws in the United States permit, authorize, or do not prohibit the use of CBD as an ingredient in food products and dietary supplements. Following federal regulation of CBD, the annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 14, 2029 (the "Maturity Date").
Debt Interest Rate Conversion Feature
The debt interest rate conversion feature is classified as a financial asset and is remeasured at fair value at each reporting date, with changes recognized in consolidated statements of operations as changes in fair value of financial instruments for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. The debt interest rate conversion feature, if triggered, reduces the stated interest rate of the debenture to 1.5% upon federal regulation of CBD in the United States.
For the three and nine months ended September 30, 2023, a loss of $38 and $544, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the statements of operations. As of September 30, 2023 and December 31, 2022, the debt interest rate conversion feature represents a financial asset of $778 and $1,320, respectively, within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.
To determine the value of the conversion feature, the Company utilizes a probability weighted income approach. This method calculates the present value of the reduced interest accrued on the debenture assuming the feature is triggered at a certain time, after accounting for the probability of federal regulation of CBD. This approach is useful when ultimate valuation is based on an unverifiable outcome, such as an event outside of the Company’s influence. The following additional assumptions are used in the model:

	September 30,	December 31,
	2023	2022
Stated interest rate	5.0%	5.0%
Adjusted interest rate	1.5%	1.5%
Implied debt yield	12.1%	8.6%
Federal regulation probability	various	15.0%
Year of event	various	2025
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
For the three and nine months ended September 30, 2023, a $4,661 loss and $5,700 gain, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the statements of operations. As of September 30, 2023 and December 31, 2022, the debt conversion option represents a financial liability of $7,407 and $12,995, respectively, within derivative and other long-term liabilities in the condensed consolidated balance sheets.
The following table provides the assumption regarding Level 2 fair value measurements inputs at their measurement dates:

	September 30,	December 31,
	2023	2022
Expected volatility	87.4%	86.7%
Expected term (years)	6.1	6.9
Risk-free interest rate	4.6%	4.0%
Expected dividend yield	—%	—%
Value of underlying share	C$0.49	C$0.73
Exercise price	C$2.00	C$2.00
Stanley Brothers USA Holdings Purchase Option
On March 2, 2021, the Company executed an Option Purchase Agreement pursuant to which the Company has the option to acquire Stanley Brothers USA Holdings, Inc. ("Stanley Brothers USA"), a Cannabis wellness incubator. Until the Stanley Brothers USA Holdings Purchase Option ("SBH Purchase Option") is exercised, both the Company and Stanley Brothers USA will continue to operate as standalone entities in the United States. Internationally, the companies are able to explore opportunities where Cannabis is federally permissible. The Company does not currently have any plans to expand into high THC Cannabis products in the near future.
The SBH Purchase Option was purchased for total consideration of $8,000 and has a term of five years (extendable for an additional two years upon payment of additional consideration). The SBH Purchase Option provides the Company the option to acquire all or substantially all the shares of Stanley Brothers USA on the earlier of February 26, 2025 and federal legalization of cannabis in the United States, or such earlier time as Stanley Brothers USA and the Company agree, at a purchase price to be determined at the time of exercise of the SBH Purchase Option. Upon exercise of the SBH Purchase Option, the purchase price will be determined based on application of predetermined multiples of Stanley Brothers USA revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") measures. The Company is not obligated to exercise the SBH Purchase Option. As part of the SBH Purchase Option agreement, Stanley Brothers USA issued the Company a warrant exercisable to purchase 10% of the outstanding Stanley Brothers USA shares and convertible securities that are considered in-the-money, subject to certain conditions and exclusions. The warrant is exercisable at the Company's election for a nominal exercise price in the event the Company elects not to acquire all or substantially all shares of Stanley Brothers USA and expires 60 days after the expiration of the option.
The Company has elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. Under ASC 825-10, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. Changes in fair value measurements, if significant, may affect the performance of cash flows. For the three months ended September 30, 2023 and 2022, a gain of $275 and a loss of $4,000, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments in the statements of operations. For the nine months ended September 30, 2023 and 2022, a gain of $32 and a loss of $3,900, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments in the statements of operations. As of September 30, 2023 and December 31, 2022, the SBH Purchase Option represents a financial asset of $2,332 and $2,300, respectively, within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.
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

	September 30,	December 31,
	2023	2022
Expected volatility	120.0%	115.0%
Expected term (years)	2.4	2.7
Risk-free interest rate	4.9%	4.3%
Weighted average cost of capital	45.9%	40.0%
4. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2023	2022
Harvested hemp and seeds	$19,864	$34,763
Raw materials	9,491	10,960
Finished goods	7,725	13,237
	37,080	58,960
Less: inventory provision	(14,449)	(32,007)
Total inventory	$22,631	$26,953
During the current year, the Company sold harvested hemp that had a full inventory provision as of December 31, 2022. The sale of hemp resulted in a $12,854 reduction to the inventory provision as of September 30, 2023.
5. LICENSE AND MEDIA RIGHTS
MLB Promotion Rights Agreement
On October 11, 2022, the Company entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into a strategic partnership with MLB to promote the Company’s new NSF-Certified for Sport® product line.
As consideration under the MLB promotional rights agreement, the Company has paid and is committed to pay a combination of cash over the license period, along with upfront non-cash consideration in the form of equity, as well as contingent consideration in the form of contingent payments based on revenue.
As of September 30, 2023 and December 31, 2022, the carrying value of the licensed properties was $16,412 and $23,399, respectively, recorded as a license and media rights asset within the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the carrying value of the media rights was $6,107 and $7,482 recorded as a prepaid asset and a license and media rights asset within the condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, the Company paid MLB $2,000 and $6,000, respectively, as part of the committed cash payments, and recognized $2,949 and $6,846, respectively, in amortization expense related to the license and media right assets. Licensed properties are amortized straight line and media rights are amortized as incurred.
Maturities of the MLB license and media rights payable as of September 30, 2023 are as follows:

Year Ending December 31:
2023 (3 months remaining)	$2,000
2024	10,000
2025	12,000
Total payments	$24,000
Less: Imputed interest	(1,044)
Total license and media rights payable	$22,956
Less: Current license liabilities	(11,734)
Total non-current license and media rights payable	$11,222
As of September 30, 2023, expected amortization of licensed properties are as follows:

Year Ending December 31:
2023 (3 months remaining)	$1,824
2024	7,294
2025	7,294
Total future amortization	$16,412
6. DEBT
Convertible Debenture
On November 14, 2022, the Company entered into the Subscription Agreement with BT DE Investments, Inc., providing for the issuance of a $56.8 million (C$75.3 million) convertible debenture. The debenture was denominated in Canadian Dollars ("CAD" or "C$"). The debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
CBD, the stated annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 14, 2029.
The following is a summary of the Company's convertible debenture as of September 30, 2023:

	As of September 30, 2023
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$57,943	$(17,549)	$40,394
The following is a summary of the Company's convertible debenture as of December 31, 2022:

	As of December 31, 2022
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$56,080	$(18,659)	$37,421
The debenture was C$75.3 million per the subscription agreement and translated to USD on the transaction date. For the three and nine months ended September 30, 2023, the Company recognized a foreign currency gain of $994 and $174, respectively, related to the net carrying value of the debenture within the statement of operations.
Interest is accrued annually and payable on the maturity date or date of earlier conversion. On conversion, accrued interest will either be converted into common shares equal to the amount of accrued interest or will be paid in cash if agreed with the Lender. As of September 30, 2023, the principal amount of the debenture includes $2,479 of accrued interest expense. The following is a summary of the interest expense and amortization expense, recorded within the statement of operation, of the Company's convertible debenture for the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Interest and Amortization Expense	2023	2023
Interest expense	$702	$2,100
Amortization of debt discounts and costs	378	1,046
Total	$1,080	$3,146
7. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of September 30, 2023 there is no litigation pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
8. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 3 months to 11.42 years, some of which include options to extend the leases for up to 5 years. Generally, the lease agreements do not include options to terminate the lease.
Maturities of operating lease liabilities as of September 30, 2023 are as follows:

Operating Leases
Year Ending December 31:
2023 (3 months remaining)	$884
2024	3,201
2025	2,892
2026	2,169
2027	1,844
Thereafter	13,647
Total lease obligation	24,637
Less: Imputed interest	(6,148)
Total lease liabilities	18,489
Less: Current lease liabilities	(2,249)
Total non-current lease liabilities	$16,240
For the three and nine months ended September 30, 2022, the Company recorded an impairment charge of $1,822 related to the decision to cease utilizing the Denver office space recorded within asset impairment in the consolidated statements of operations. There were no such impairments for the three and nine months ended September 30, 2023.
9. SHAREHOLDERS’ EQUITY
As of September 30, 2023 and December 31, 2022, the Company’s share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
Common Shares
As of September 30, 2023 and December 31, 2022, the Company was authorized to issue an unlimited number of common shares, which have no par value.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(15,143)	$(7,588)	$(15,211)	$(24,084)
Weighted-average number of common shares - basic	153,094,229	145,334,992	152,632,806	145,203,515
Dilutive effect of securities	—	—	—	—
Weighted-average number of common shares - diluted	153,094,229	145,334,992	152,632,806	145,203,515
Loss per common share – basic	$(0.10)	$(0.05)	$(0.10)	$(0.17)
Loss per common share – diluted	$(0.10)	$(0.05)	$(0.10)	$(0.17)
As of September 30, 2023 and 2022, potentially dilutive securities include stock options, restricted share units, common share warrants, and convertible debenture conversion. When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each period are presented in the table below:

	September 30,
	2023	2022
Outstanding options	6,535,407	4,625,261
Outstanding restricted share units	3,559,769	2,843,470
Total	10,095,176	7,468,731
The Company's debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The Company can settle the convertible debenture in shares. If the convertible debenture in diluted EPS is anti-dilutive, or if the conversion value of the debenture does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three and nine months ended September 30, 2023, the price of the Company’s shares did not exceed the conversion price and therefore there was no impact to potential common share diluted EPS during those periods.
On October 12, 2023, the Company granted 4.5 million restricted shares to William Morachnick, the new chief executive officer, as part of his employment agreement.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
The fair values of options granted during the period were determined using a Black-Scholes model. The following principal inputs were used in the valuation of awards issued for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Expected volatility	88.8%	85.8%
Expected term (years)	5.5-6.5	5.5-6.5
Risk-free interest rate	3.4%	3.3%
Expected dividend yield	0%	0%
Value of underlying share	$0.36	$0.43
Detail of the number of stock options outstanding for the nine months ended September 30, 2023 under the Company's 2015 legacy option plan and the Company's amended 2018 long term incentive plan (collectively, the "Plans") is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	3,957,027	$1.52	8.37	$46,800
Granted	3,748,671	0.38
Exercised	—	—
Forfeited (and expired)	(1,170,291)	1.38
Outstanding as of September 30, 2023	6,535,407	$0.81	8.76	$90,010

Exercisable/vested as of September 30, 2023	2,745,812	$1.17	7.49	$—
The weighted average grant-date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $0.38 and $1.11, respectively.
The weighted average share price at the date of exercise of options exercised during the nine months ended September 30, 2023 and 2022 was $0, respectively.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the Company's amended 2018 long term incentive plan (the "2018 Plan"). The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments up to four years. Upon vesting, one share of the Company's common shares is issued for each restricted share unit awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the nine months ended September 30, 2023 and 2022 was $1,150 and $881, respectively.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,569,574	$0.98
Granted	3,598,076	$0.27
Forfeited	(436,785)	$1.22
Vested	(1,644,830)	$0.70
Shares withheld upon vesting	(526,266)	$0.77
Outstanding as of September 30, 2023	3,559,769	$0.39
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the three months ended September 30, 2023 and 2022 was $647 and $664, respectively, included in Selling, general and administrative expense in the condensed consolidated statements of operations. Share-based compensation expense for all equity arrangements for the nine months ended September 30, 2023 and 2022 was $1,646 and $2,686, respectively, included in Selling, general and administrative expense in the condensed consolidated statements of operations.
As of September 30, 2023, $3,347 of total unrecognized share-based compensation expense related to unvested options and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.70 years.
12. INCOME TAXES
The Company’s effective tax rate in the three and nine months ended September 30, 2023 and 2022 was 0%. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21.0% for the three and nine months end September 30, 2023 and 2022, respectively, primarily due to the valuation allowance. The effective tax rate for the three and nine months ended September 30, 2023 is consistent with the three and nine months ended September 30, 2022, as the Company has been in a full valuation allowance for both periods.
As of December 31, 2022, the Company qualified for federal government assistance through employee retention credit ("ERC") provisions of the Consolidated Appropriations Act of 2021. Management recorded the ERC benefit of $4,106 for the year ended December 31, 2022 as an offset to Selling, general and administrative expense. During the nine months ending September 30, 2023, the company received $4,261, which includes $155 of interest income, related to the ERC.
13. RELATED PARTY TRANSACTIONS
Effective November 2020, the Company issued a secured promissory note, where $1,000 was loaned to one of the Company's founders. The note receivable was secured by equity instruments held by certain founders of the Company, bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. On March 22, 2022, the founders requested an extension of the maturity date, as allowed under the terms of the promissory note, resulting in an extension of the maturity date to November 13, 2023. According to the terms of the agreement, no additional interest will accrue through the payment date. As of September 30, 2022, the note receivable of $1,037 consisted of principal and interest. As of December 31, 2022, the Company established a reserve against the note receivable due to decline in collateral and risk associated with collectability and therefore, expensed the outstanding balance of $1,037.

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
Effective January 5, 2023, the Company entered into a Brand License and Option Agreement with JMS Brands LLC (the "Brand License and Option Agreement"), an entity owned by one of the Company’s founders. Pursuant to the Brand License and Option Agreement, the Company licenses certain intellectual property from JMS Brands LLC, for an annual license fee of $500. Pursuant to the terms of the agreement, the Company has the option to purchase the intellectual property rights for $2,000.
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. BAT holds an equity interest in the entity in the form of 200,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of the entity’s voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of September 30, 2023, the remaining note receivable of $142 is presented in other assets in the condensed consolidated balance sheets.
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
This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that are, or may be considered to be, "forward-looking statements" under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of Charlotte’s Web Holdings, Inc., ("Charlotte’s Web", the "Company" or "we"), the industry or its prospects, plans, financial position, or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "plans," "expects" or "does not expect," "is expected," "look forward to," "budget," "scheduled," "estimates," "forecasts," "will continue," "intends," "the intent of," "have the potential," "anticipates," "does not anticipate," "believes," "should," "should not," or variations of such words and phrases that indicate that certain actions, events or results "may," "could," "would," "might," or "will," "be taken," "occur," or "be achieved," or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that the Company makes with the SEC or press releases or oral statements made by or with the approval of one of the Company’s authorized executive officers. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. (All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Quarterly Report on Form 10-Q.)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the accompanying notes in this Form 10-Q and the sections entitled "Item 1A. Risk Factors" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties, as discussed in the "Cautionary Note Regarding Forward Looking Statements." Future results could differ materially from those discussed below for many reasons, including the risks described in Item 1A—"Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A—Risk Factors" of this Form 10-Q.
Management's Discussion & Analysis of Charlotte's Web Holdings, Inc.
For purposes of this discussion, "Charlotte’s Web," "CW," "we," or the "Company" refers to Charlotte’s Web Holdings, Inc. and its subsidiaries: Charlotte’s Web, Inc. and Abacus Products, Inc., and its wholly owned subsidiaries; Abacus Health Products, Inc., Abacus Wellness, Inc. and CBD Pharmaceuticals Ltd. The results herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Amounts are presented in thousands of United States dollars, unless otherwise indicated.
BUSINESS OVERVIEW
Charlotte’s Web Holdings, Inc., is a Certified B Corp headquartered in Louisville, Colorado, which does the majority of its business in the United States. The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte’s Web™, ReCreateTM, CBD Medic™, CBD Clinic™, and Harmony Hemp™. Charlotte’s Web branded premium quality products start with proprietary hemp genetics that are 100% North American farm grown and manufactured into hemp extracts containing naturally occurring phytocannabinoids including CBD, cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other beneficial hemp compounds. The Company moved into its new cGMP facility in Louisville, Colorado during the second quarter of 2020 at which the Company conducts its production of tinctures, distribution, and quality control activities, and has expanded its research and development ("R&D"). Charlotte’s Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies, capsules, CBD topical creams and lotions, as well as products for pets. As of October 2022, the Company produces NSF Certified for Sports® broad spectrum tincture products. Charlotte’s Web products are distributed to retailers and health care practitioners, and online through the Company’s website at www.CharlottesWeb.com. The information provided on such websites is not part of this MD&A.
The business of the Company consists of the farming, manufacturing, sales, and marketing of hemp-derived CBD wellness products. As of September 30, 2023, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, as its executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.
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
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Kentucky, Oregon, and Canada. The Hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in products sold in the United States.
Recent Developments
On April 6, 2023, the Company jointly formed an entity, DeFloria LLC ("DeFloria"), with AJNA BioSciences PBC ("AJNA"), and a subsidiary of British American Tobacco PLC (LSE: BATS and NYSE: BTI) ("BAT"). BAT holds an equity interest in DeFloria in the form of 200,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of DeFloria’s voting common units.
The Company’s contribution to DeFloria was a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a Supply Agreement with DeFloria, under which the Company supplies the oils at cost used to produce and develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise and the provision of clinical services. DeFloria is utilizing the initial $10 million cash investment for the clinical development of a novel hemp botanical Investigational New Drug application and has commenced Phase I clinical development.
On July 11, 2023, the Company expanded its product footprint with the launch of NSF Certified for Sports® broad spectrum gummy products under the ReCreate™ brand, the Company's lifestyle and botanical wellness brand focused on the combination of organic broad-spectrum CBD and functional botanicals. In June of 2023, the Company announced its partnership as the Official CBD of the Premier Lacrosse League ("PLL").

In early 2023, Charlotte’s Web initiated a plan to move the production of topicals and gummies in house, and in the third quarter construction progressed with a modest capital expenditure. On-site manufacturing better utilizes the Company’s existing Louisville production facility, improving gross margins and aligns with the Company’s ongoing efforts to improve overall operating efficiencies.
As of September 30, 2023, several states, including, but not limited to, Alaska, Florida, Maryland, Minnesota, New York, Utah and Virginia, have adopted new regulations that will impact the Company's ability to sell certain products as currently formulated or packaged in these states. Many of these states have also implemented new THC/CBD limits, age verification, labeling and packaging requirements. The Company continues to assess the business and financial impacts of the new regulations, including steps that can be taken to address the new product formulation and labeling requirements, as well as costs and potential revenue impacts and anticipated timing for such impacts to the Company in these states.
The Company continues to invest in R&D efforts to identify new product opportunities. The Company is working to capitalize on the rapidly emerging botanical wellness products industry by driving customer acquisition and retention, as well as accelerating retail expansion. In addition, the Company may consider expanding its product line beyond Hemp-based products should the science and the Company’s founding principles support such expansion.
Selected Financial Information

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$14,294	$17,037	$47,310	$55,271
Cost of goods sold	6,365	8,092	20,546	25,291
Gross profit	7,929	8,945	26,764	29,980
Selling, general, and administrative expenses	19,889	11,032	57,029	48,646
Asset Impairment	—	1,822	—	1,822
Operating loss	(11,960)	(3,909)	(30,265)	(20,488)
Gain on initial investment in unconsolidated entity	—	—	10,700	—
Change in fair value of financial instruments	(4,024)	(4,000)	5,588	(3,900)
Other income (expense), net	841	321	(1,234)	304
Net loss	$(15,143)	$(7,588)	$(15,211)	$(24,084)
Total assets			$163,867	$140,518
Total liabilities			$100,129	$31,656

For The Three Months Ended September 30, 2023 and 2022
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers. DTC sales contributed 66% of the Company’s total net revenue in the three months ended September 30, 2023 with B2B sales contributing 34%.

	Three Months Ended
	September 30,		% (Decrease)
	2023	2022
Direct-to-consumer ("DTC") revenue	$9,428	$11,759	(19.8)%
Business-to-business ("B2B") revenue	4,866	5,278	(7.8)%
Total revenue	$14,294	$17,037	(16.1)%
Total revenue for the three months ended September 30, 2023 was $14,294, a decrease of 16.1% compared to the three months ended September 30, 2022.
DTC net revenue through the Company’s webstore was $9,428, a decrease of 19.8% year-over-year compared to $11,759 for the three months ended September 30, 2022. The decrease for the quarter was primarily due to lower organic traffic and consumer acquisition. E-commerce is the CBD industry’s largest sales channel representing more than one third of total annual industry sales. The Company is investing in this important channel to increase digital marketing effectiveness and search engine optimization to drive higher traffic to its webstore. Under new leadership, a new platform is being implemented to improve the consumer experience. The platform is also expected to provide better integration with marketing initiatives, including promotions with MLB.
B2B net revenue of $4,866 decreased 7.8% year-over-year compared to $5,278 for the three months ended September 30, 2022, primarily due to some of the Company’s mass retail customers exiting the CBD category, and/or closing retail locations. Despite some retailers reducing the size of the CBD category over the past two years, Charlotte’s Web has increased the number retail doors and placements in 2023. Modest category weakness within the Natural retail channel during the quarter was partially offset by increased sales traction in the medical channel.
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

The components of cost of goods sold are as follows:

	Three Months Ended		% (Decrease)/ Increase
	September 30,
	2023	2022
Inventory expensed to cost of goods sold	4,454	5,407	(17.6)%
Inventory provision, net	410	—	100.0%
Other production costs	608	1,842	(67.0)%
Depreciation and amortization	893	843	5.9%
Cost of goods sold	$6,365	$8,092	(21.3)%
Cost of goods sold decreased 21.3% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The improvement for the quarter was primarily due to a decrease in inventory expensed to cost of goods sold and reduced operating costs as a result of lower sales volume.
Depreciation and amortization expense for the three months ended September 30, 2023 and September 30, 2022 was $3,741 and $1,822, respectively, of which $893 and $843, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses for the quarter of $2,848 and $979, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC e-commerce and B2B, the mix of products sold, the promotional and sales discount rate, third-party quality costs, transportation costs, and changes in inventory provisions.
Gross profit for the three months ended September 30, 2023 and September 30, 2022 is as follows:

	Three Months Ended		% (Decrease)/ Increase
	September 30,
	2023	2022
Gross profit	$7,929	$8,945	(11.4)%
Gross margin	55.5%	52.5%	5.7%
Gross profit decreased 11.4% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease is directly related to the decrease in revenue of 16.1%, partially offset by improvements in cost of goods sold. On a rate basis, gross margin increased 5.7% despite lower revenue due to improved operating cost management.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Three Months Ended		% (Decrease)/ Increase
	September 30,
	2023	2022
Selling, general, and administrative expenses	$19,889	$11,032	80.3%

Total Selling, general, and administrative expenses for the three months ended September 30, 2023 and September 30, 2022 were $19,889 and $11,032, respectively. The increase for the quarter is primarily due to the amortization of MLB license and media rights assets of $2,949. Additionally, for the three months ended September 30, 2022, an Employee Retention Credit ("ERC") tax benefit of $4,106 was recognized reducing Selling, general, and administrative expenses in the prior period.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended September 30, 2023 and September 30, 2022 were $2,848 and $979, respectively.
Total research and development costs expensed to Selling, general, and administrative expenses for the three months ended September 30, 2023 and September 30, 2022 were $733 and $647, respectively. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the possible therapeutic uses of cannabinoids.
Asset Impairment
For the three months ended September 30, 2022, the Company recorded an impairment charge of $1,822 in the consolidated statements of operations. The Company made the decision to cease utilizing the Denver office space. Based on an analysis of the estimated undiscounted cash flows relative to a potential sublease arrangement, the Company evaluated the recoverability of the assets associated with the subleased space, including, the right-of-use asset and concluded the asset was impaired. There were no such impairments for the three months ended September 30, 2023.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Three Months Ended		% (Decrease)/ Increase
	September 30,
	2023	2022
Change in fair value of financial instruments	$(4,024)	$(4,000)	0.6%
Total change in fair value of financial instruments for the three months ended September 30, 2023 and September 30, 2022 was loss of $4,024 and $4,000, respectively. For the three months ended September 30, 2023, the loss in fair value of financial instruments was primarily due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature resulting in a net loss of $4,699, partially offset by a gain in the SBH purchase option and the investment in DeFloria. The fair value of the Company's embedded derivatives and options are revalued at each reporting date with changes impacted by variability in the Company's share price and implied debt yields. For the three months ended September 30, 2022, there was a loss in the fair value of the Company's SBH Purchase Option of $4,000.

For the Nine Months Ended September 30, 2023 and 2022
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers.

	Nine Months Ended		% (Decrease)/ Increase
	September 30,
	2023	2022
Direct-to-consumer ("DTC") revenue	$31,430	$38,174	(17.7)%
Business-to-business ("B2B") revenue	15,880	17,097	(7.1)%
Total revenue	$47,310	$55,271	(14.4)%
Total revenue for the nine months ended September 30, 2023 was $47,310, a decrease of 14.4% compared to the nine months ended September 30, 2022.
DTC revenue for the current year decreased 17.7%year-over-year for the period as a result of reduced traffic and sales through the Company’s webstore. The Company is investing in its DTC platform to drive higher traffic. Evolving consumer format preference was an additional contributing factor to lower revenue, as product sales mix has continued to shift away from higher priced oil tinctures.
B2B revenue decreased 7.1% compared to the nine months ended September 30, 2022. The decrease for the current year was primarily the result of some of the Company’s mass retail customers exiting the CBD category in year-over-year period, or closing retail locations. Despite some retailers reducing the size of the CBD category over the past two years, Charlotte’s Web has also added new mass retail doors in 2023. Additionally, the Company completed a topicals portfolio rationalization for 2023 resulting in reduced topical product revenue at retail, partially offset by increased sales of pet chews.
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
The components of cost of goods sold are as follows:

	Nine Months Ended		% (Decrease)/ Increase
	September 30,
	2023	2022
Inventory expensed to cost of goods sold	14,642	17,373	(15.7)%
Inventory provision, net	730	1,857	(60.7)%
Other production costs	2,485	3,518	(29.4)%
Depreciation and amortization	2,689	2,543	5.7%
Cost of goods sold	$20,546	$25,291	(18.8)%

Cost of goods sold decreased 18.8% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Inventory and other production costs that were expensed to cost of goods declined for the current year proportionately with revenue, with a further reduction on the improvement of inventory provisions.
Depreciation and amortization expense for the nine months ended September 30, 2023 and September 30, 2022 was $11,509 and $5,762, respectively, of which $2,689 and $2,543, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses for the nine months ended September 30, 2023 and September 30, 2022 of $8,820 and $3,219, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC e-commerce and B2B, the mix of products sold, the promotional and sales discount rate, third-party quality costs, transportation costs, and changes in inventory provisions.
Gross profit for the nine months ended September 30, 2023 and September 30, 2022 is as follows:

	Nine Months Ended		% (Decrease)/ Increase
	September 30,
	2023	2022
Gross profit	$26,764	$29,980	(10.7)%
Gross margin	56.6%	54.2%	4.4%
Gross profit decreased 10.7% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to the lower net revenue for the first nine months of 2023. However, on a rate basis, gross margin improved 4.4% year-over-year as a result of cost management and improved inventory provisions.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Nine Months Ended		% (Decrease)/ Increase
	September 30,
	2023	2022
Selling, general, and administrative expenses	$57,029	$48,646	17.2%
Total Selling, general, and administrative expenses for the nine months ended September 30, 2023 and September 30, 2022 were $57,029 and $48,646, respectively. The increase for the current year is primarily due to the amortization related to the MLB license and media rights assets of $6,846. Additionally, for the nine months ended September 30, 2022, an Employee Retention Credit ("ERC") tax benefit of $4,106 was recognized reducing SG&A expense in the prior period.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the nine months ended September 30, 2023 and September 30, 2022 were $8,820 and $3,219, respectively.
Total research and development costs expensed to Selling, general, and administrative expense for the nine months ended September 30, 2023 and September 30, 2022 were $2,194 and $2,835, respectively. Research and development expenses primarily include personnel costs related to the Company's R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the possible therapeutic uses of cannabinoids.

Gain on Initial Investment in Unconsolidated Entity
The initial gain on investment in unconsolidated entity is as follows:

	Nine Months Ended		% (Decrease)/ Increase
	September 30,
	2023	2022
Gain on initial investment in unconsolidated entity	$10,700	$—	100%
The gain on initial investment in unconsolidated entity for the nine months ended September 30, 2023 and September 30, 2022 was $10,700 and $0, respectively. For the nine months ended September 30, 2023, the gain on initial investment in unconsolidated entity was due to the Company jointly forming an entity, DeFloria, with AJNA, and BAT. DeFloria was established to pursue FDA-approval for a novel botanical drug to target a neurological condition. The botanical drug will be developed from certain proprietary hemp genetics of the Company. The Company has the ability and elected the fair value option for the investment in DeFloria. As such the initial investment is measured at fair value and remeasured at each reporting date, with changes recognized in changes in fair value of financial instruments.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Nine Months Ended		% (Decrease)/ Increase
	September 30,
	2023	2022
Change in fair value of financial instruments	$5,588	$(3,900)	(243)%
Total change in fair value of financial instruments for the nine months ended September 30, 2023 and September 30, 2022 was a gain of $5,588 and a loss of $3,900, respectively. For the nine months ended September 30, 2023, the increase in the change in fair value of financial instruments was primarily due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature resulting in a net gain of $5,156. The fair value of the Company's embedded derivatives and options are revalued at each reporting date with changes impacted by variability in the Company's share price and implied debt yields. For the nine months ended September 30, 2022, the change in fair value of financial instruments was primarily driven by a loss of $3,900 in the fair value of the Company's SBH Purchase Option.
Liquidity and Capital Resources
As of September 30, 2023 and December 31, 2022, the Company had total current liabilities of $24,781 and $21,427, respectively, and cash and cash equivalents of $51,016 and $66,963, respectively, to meet its current obligations.
The Company expects its Selling, general and administrative expenses in 2023 to be slightly higher than in 2022 reflecting the incremental costs of the MLB Promotional Rights Agreement and related marketing activations. The investments in paid license and media rights as well as the launch of the new NSF Certified for Sport® brand products are intended to be offset by increases in online traffic, channel sales and net revenue over the long term.
In early 2023, Charlotte’s Web initiated a plan to move the production of topicals and gummies in house, and in the third quarter construction progressed with a modest capital expenditure. On-site manufacturing better utilizes the

Company’s existing Louisville production facility, improving gross margins and aligns with the Company’s ongoing efforts to improve overall operating efficiencies.
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
The Company expects to meet its long-term liquidity requirements through various sources of capital, including cash on hand and cash provided by operations over time. The Company regularly considers fundraising opportunities and may decide, from time to time, to raise capital through borrowings or issuances of additional equity and/or debt securities. The Company's ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, the Company’s degree of leverage, the value of its unencumbered assets and borrowing restrictions imposed by lenders, including restrictions on the industry. The Company's ability to raise funds through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. The Company's ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for companies in the Hemp industry and market perceptions about Charlotte’s Web. There can be no assurance the Company will have the ability to raise additional funds and, if raised privately or publicly, that additional funds will be available to the Company when needed or on terms which are acceptable.
Cash Flows
Cash from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 and September 30, 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(12,849)	$(2,599)
For the nine months ended September 30, 2023, the increase in cash used in operations is primarily due to cash outflows of $6,000 associated with the MLB Promotional Rights Agreement which was entered into in October 2022. Additionally, the increase is due to escalating rent payments compared to the prior period. For the nine months ended September 30, 2022, the Company collected $10,841 from income tax refunds due.
Cash from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 and September 30, 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Net cash used in investing activities	$(2,896)	$(57)

For the nine months ended September 30, 2023, the increase in cash used in investing activities was driven primarily by machinery purchases as part of the Company's plan to in-source topical and gummy production.
Cash from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 and September 30, 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Net cash used in financing activities	$(202)	$(325)
For the nine months ended September 30, 2023, the change was primarily due to the vesting of restricted stock units.
Off-Balance Sheet Arrangements
As of September 30, 2023 and December 31, 2022, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Related party transactions
Effective November 2020, the Company issued a secured promissory note, where $1,000 was loaned to one of the Company's founders. The note receivable was secured by equity instruments held by certain founders of the Company, and bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. On March 22, 2022, the founders requested an extension of the maturity date, as allowed under the terms of the promissory note, resulting in an extension of the maturity date to November 13, 2023. As of September 30, 2022, the note receivable of $1,037 consisted of principal and interest. As of December 31, 2022, the Company established a reserve against the note receivable due to decline in collateral and risk associated with collectability and therefore, expensed the outstanding balance of $1,037.
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
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. BAT holds an equity interest in the entity in the form of 200,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of the entity’s voting common units. Effective May 1, 2023 the Company entered into an 8% interest bearing note receivable with DeFloria for the bill of sale of machine equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of September 30, 2023, the remaining note receivable of $142 is presented in other assets in the condensed consolidated balance sheets.
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
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in Selling, general, and administrative expense in the consolidated statements of operations. There were no impairment losses recognized for the three months ended September 30, 2023 and 2022.
Convertible Debenture
The Company determined that the debenture is a freestanding financial instrument, which includes embedded derivatives. The embedded derivatives have been bifurcated from the debenture and accounted for separately in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company reviewed the terms of the debenture and identified two material embedded features which required bifurcation and separate accounting pursuant to the provisions of ASC 815: (1) the interest rate conversion feature based on changes in federal regulations, and (2) the debt conversion option to common shares. The debt interest rate conversion feature is classified as a derivative asset and measured at fair value using a probability weighted income approach. The debt conversion option is classified as a derivative liability and measured at fair value using a Black-Scholes option pricing model. The Company allocated proceeds first to the derivatives measured at fair value and the residual amount is allocated to the debenture. Debt issuance costs are allocated to the debenture. The debt issuance costs are presented as a direct reduction from the face value of the debenture and amortized over the stated term of the debenture.
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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2019. The Company has recorded an uncertain tax position as of September 30, 2023 and December 31, 2022. The Company’s policy is to recognize interest and penalties on taxes, if any, within operations as income tax expense.

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
The Company recognizes revenue from customers when control of the goods or services are transferred to the customer, generally when products are shipped, at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. Freight revenue is included in revenue on the consolidated statements of operations and is generally exempt from state sales taxes. Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statements of operations. Contracts are written to include standard discounts and allowances. Contracts are not written to include advertising allowances, tiered discounts or any other performance obligation. Since the Company’s contracts involve the delivery of various tangible products, the arrangements are considered to contain only a single performance obligation, as such there is no allocation of the transaction price. The Company also offers e-commerce discounts and promotions through its online rewards program. The Charlotte’s Web Loyalty Program offers customers rewards points for every dollar spent through the Company website to earn store credit for future purchases. The Company defers recognition of revenue for unredeemed awards until the following occurs: (1) rewards are redeemed by the consumer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of September 30, 2023, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ending September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended September 30, 2023. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2022 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
Compliance with changes in legal, regulatory and industry standards may adversely affect the Company’s business.
The formulation, manufacturing, packaging, labelling, handling, distribution, importation, exportation, licensing, sale and storage of the Company’s products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state, provincial or local levels. There is currently no uniform regulation applicable to natural health products nationally or worldwide. There can be no assurance that the Company is in compliance with all of these laws, regulations and other constraints, and changes to such laws, regulations and other constraints may have a material adverse effect on the Company’s operations. Through September 30, 2023, several states, including, but not limited to Alaska, Florida, Maryland, Minnesota, New York, Utah and Virginia, have adopted new regulations that may impact the Company's ability to sell certain of its products as currently formulated or packaged in these states.
There is substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the importation of derivatives from exempted portions of the Cannabis plant and the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the FDA and the extent to which manufacturers of products containing imported raw materials and/or Agricultural Improvement Act of 2018 compliant cultivators and processors may engage in interstate commerce. The uncertainties cannot be resolved without further federal, and potentially state-level, legislation, regulation or a definitive judicial interpretation of existing legislation and rules. If these uncertainties continue, they may have an adverse effect upon the Company's business, financial condition, operating results, cash flows or growth prospects, and the introduction of the Company's products in different markets.

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
The costs of being a public company in both Canada and the United States in both Canada and the United States are high and may strain the Company’s resources.
The Company incurs significant legal, accounting, insurance and other expenses as a result of being a public company in both Canada and the United States, which may negatively impact its performance and could cause its results of operations and financial condition to suffer. Compliance with applicable securities laws in Canada and the United States and the rules of the TSX and the U.S. Securities and Exchange Commission ("SEC") (including, but not limited to, preparation and delivery of prescribed continuous disclosure forms, payment of listing fees, potential costs associated with shareholder actions or dissenting shareholder activity, costs associated with regulatory reviews and costs associated with changes in laws or regulations) constitutes a significant expense, including legal and accounting costs, and makes some activities more time-consuming and costly. Reporting and other obligations as a public company may place a strain on the Company’s financial and management systems, processes and controls, as well as on personnel.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits
Documents filed as part of this report

Exhibit No.	Description	Location
10.1	Offer Letter from Charlotte’s Web Holdings, Inc. to William Morachnick, dated September 12, 2023.	Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on September 13, 2023
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE'S WEB HOLDINGS, INC.

November 9, 2023	By:	/s/ Jessica Saxton
(Date)		Jessica Saxton
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Morachnick	Chief Executive Officer (Principal Executive Officer)	November 9, 2023
William Morachnick

/s/ Jessica Saxton	Chief Financial Officer (Principal Financial Officer)	November 9, 2023
Jessica Saxton

/s/ Sarah Cambridge	Chief Accounting Officer (Principal Accounting Officer)	November 9, 2023
Sarah Cambridge