Form 10-K
period 2023-12-31
Charlotte's Web Holdings, Inc.
filed 2024-03-21
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Common stock, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting and no-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of the Registrant's Common Stock on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $25.7 million.
The registrant had outstanding 156,960,668 shares of common stock as of March 18, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Form 10-K") contains statements that are, or may be considered to be, "forward-looking statements". Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions. All statements other than statements of historical fact included in this Form 10-K regarding the prospects of Charlotte’s Web Holdings, Inc., ("Charlotte’s Web", the "Company" or "we") the industry or its prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "plans", "expects" or "does not expect", "is expected", "look forward to", "budget", "scheduled", "estimates", "forecasts", "will continue", "intends", "the intent of", "have the potential", "anticipates", "does not anticipate", "believes", "should", "should not", or variations of such words and phrases that indicate that certain actions, events or results "may", "could", "would", "might", or "will", "be taken", "occur", or "be achieved", or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that the Company makes with the SEC or press releases or oral statements made by or with the approval of one of the Company’s authorized executive officers. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.
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

Risks Factors Summary

Set forth below is a summary of the principal risks the Company faces:

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
•Debt and the Convertible Debenture Agreement that the Company currently has in place may limit other future potential strategic investor interests.
•The Company has required and in the future may require additional financing to operate its business and it may face difficulties acquiring additional financing on terms acceptable to the Company or at all.
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
•The costs of being a public company in both Canada and the United States are high and may strain the Company’s resources.
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

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2023

PART I

* * * * * * *

Item 1. Business
General
Charlotte’s Web Holdings, Inc., ("Charlotte’s Web", the "Company" or "we"), a benefit company under the Business Corporations Act (British Columbia) ("BCBCA"), S.B.C. 2002, c. 57, as amended, including the regulations promulgated thereunder, and a Certified B Corp headquartered in Louisville, Colorado, was incorporated under the BCBCA on May 18, 2018 under the name Stanley Brothers Holdings Inc. On July 12, 2018, the Company changed its name to Charlotte’s Web Holdings, Inc. On August 29, 2018, the Company filed articles of amendment to amend its share capital in connection with its initial public offering to authorize the issuance of common shares ("Common Shares"), preferred shares and proportionate voting shares ("Proportionate Voting Shares") of the Company. On November 3, 2021, all outstanding Proportionate Voting Shares of the Company were converted by way of mandatory conversion in accordance with the Company’s Articles and at the discretion of the Company, into Common Shares. Pursuant to the Company’s Articles, the Company is no longer authorized to issue additional Proportionate Voting Shares. The Company’s Common Shares are listed on the Toronto Stock Exchange ("TSX") under the symbol, "CWEB". The Company’s Common Shares are also quoted on the over-the-counter stock market, the OTCQX, in the United States under the symbol, "CWBHF".
The Company is a market leader in the United States in innovative hemp extract wellness products under a family of brands which includes Charlotte’s Web™, ReCreate(TM), CBD Medic™, and CBD Clinic™. Charlotte’s Web branded premium quality products start with proprietary hemp genetics that are 100% North American farm grown and manufactured into hemp extracts containing naturally occurring phytocannabinoids including cannabidiol ("CBD"), cannabichromene ("CBC"), cannabigerol ("CBG"), cannabinol ("CBN"), terpenes, flavonoids and other beneficial hemp compounds. The Company operates from its cGMP (current good manufacturing practices) compliant production facility in Louisville, Colorado ("LOFT") where it produces hemp oil tinctures, maintains distribution and quality control activities, and research and development ("R&D"). Charlotte’s Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies, capsules, topical creams and lotions, and pet products. As of October 2022, the Company also began producing NSF Certified for Sports® broad spectrum tincture products. Charlotte’s Web products are distributed to retail outlets and health care practitioners, as well as online through the Company’s website at www.Charlottesweb.com. The information provided on the Company's website is not part of this report or any other report we file with or furnish to the SEC.
The business of the Company consists of the farming, manufacturing, sales, and marketing of hemp-derived CBD wellness products. As of December 31, 2023, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, as its executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.
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

The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources high quality hemp through contract farming operations in Kentucky, Oregon and Canada. The Hemp grown in Canada is utilized exclusively for the Canadian market and not in the Company's products sold in the United States.
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
On October 11, 2022, the Company entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into an exclusive strategic partnership with MLB to promote the Company’s new NSF-Certified for Sport® product line. On January 29, 2024, the Company and MLB entered into an amendment to extend the MLB Promotional Rights Agreement through December 31, 2027, with an aggregate rights fee of $23 million for the remainder of the term.
In October, 2022, the Company launched a product line catering to the sports vertical (the "SPORT Line"), which is designed specifically for athletes. The products in the SPORT Line have undergone the NSF for Sport® certification process with NSF, a third-party organization that manufacturers, regulators, and consumers look to for the development of public health standards and certification marks that help protect the world's food, water, consumer products, and environment.
Effective as of November 14, 2022, the Company entered into a subscription agreement (the "Subscription Agreement") with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI), providing for the issuance of an approximately $56.8 million ("Canadian Dollar" C$75.3 million) convertible debenture (the "debenture") convertible into 19.9% ownership of the Company’s Common Shares at a conversion price of C$2.00 per Common Share of the Company on the Toronto Stock Exchange ("TSX"). The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from the plant Cannabis sativa L. ("CBD") as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the stated annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 2029.
On April 6, 2023, the Company jointly formed an entity, DeFloria LLC ("DeFloria"), with AJNA BioSciences PBC ("AJNA"), and a subsidiary of British American Tobacco PLC (LSE: BATS and NYSE: BTI) ("BAT"). The entity was established to pursue FDA-approval for a botanical drug to target a neurological condition. The Company and AJNA each hold 400,000 or 50%, respectively, of the entity’s voting common units and BAT holds an equity interest (a) in the form of 200,000 or 100% preferred units, and (b) a $3 million secured convertible indenture that can be converted upon an additional qualified financing or upon maturity of such indenture.
Public Benefit Company Status
The Company became a benefit company under the BCBCA on July 24, 2020. Benefit companies are a relatively new class of corporations in British Columbia that are formally and legally empowered to conduct their business in a responsible and sustainable manner and promote one or more public benefits. Under British Columbia law, benefit companies are required to identify in their Articles the public benefit or benefits they will promote. Their directors have a duty to act honestly and in good faith with a view to conducting business in a responsible and sustainable manner and to promote the company’s public benefits and must balance this duty with their general fiduciary duties under section 142(1)(a) of the BCBCA to act honestly and in good faith with a view to the best interests of the company. As a benefit company, the Company must balance a variety of interests that may result in actions that do not maximize shareholder value as the board of directors of the Company (the "Board" or the "Board of Directors") must balance the interests of shareholders and stakeholders in working to achieve the Company’s public benefits. See "Risk Factors – As a public benefit company, the Company has a duty to balance a variety of interests that may result in actions that do not maximize Shareholder value."
In practice, the Board of Directors of the Company takes an expanded view of decision making to balance their fiduciary duties and their duty to act honestly and in good faith with a view to conducting business in a responsible and sustainable manner and to promote the Company’s public benefits, including weighing potential conflicts of interest and ultimately making decisions that the Board believes most appropriately address all of the Board’s duties. British Columbia courts have generally been deferential to the business decisions of directors, as directors are in the best position to take into account the diverse interests of a company and its stakeholders (including what weight to give to shareholder interests), as long as the business decision lies within the range of reasonable alternatives. However, as a new type of corporate entity, there is uncertainty as to how British Columbia courts would view the balancing of these interests and the weighing of shareholder and stakeholder concerns. See "Risk Factors - As a benefit company, the Company may be subject to increased legal proceedings concerning its duty to balance Shareholder and public benefit interests, the occurrence of which may have an adverse impact on the Company’s financial condition and results of operations."
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
The Company’s public benefit, as provided in its Articles, is "to pioneer the way to healthier lives, stronger communities, and a more bountiful planet by making it easier for everyone to access the natural restorative power of plants." Accordingly, this social focus includes contributing to non-profit organizations and charities, which are made on an ad hoc basis, concentrating first on those entities that have historically supported the business through education of existing and potential customers. The Company also supports non-profits that it believes can utilize the wellness aspects of its products (i.e., military veterans, adaptive athletes, educational organizations, etc.). By doing so, the Company believes that socially oriented actions will ultimately have a positive impact on the Company, its employees, and its Shareholders.
In addition to being a benefit company, the Company is a "Certified B Corp", as certified by B Lab, the US non-profit organization which administers this certification. Certified B Corps (also referred to as "B Corps" or "B Corporations") are for-profit companies that use the power of business to build a more inclusive and sustainable economy. Certified B Corps are required to consider the impact of their decisions on all stakeholders: customers, workers, communities, and the environment. These requirements are aligned with the Company’s socially conscious founding principles, and formalizes its commitment to environmental, social, and governance issues for stakeholders. The Company’s status as a Certified B Corp is distinct from and has no impact on its status as a benefit company under the BCBCA.
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
On March 23, 2020, the Company announced it had entered into an arrangement (the "Arrangement Agreement") with Abacus Health Products ("Abacus"), pursuant to which the Company proposed to acquire all of the issued and outstanding subordinate voting shares of Abacus (the "Abacus Shares"). Under the terms of the Arrangement Agreement, shareholders of Abacus would receive 0.85 of a Common Share for each Abacus Share held. Effective as of June 11, 2020, the Company and Abacus completed the arrangement (the "Arrangement") pursuant to the Arrangement Agreement and the Company acquired all of the issued and outstanding Abacus Shares. Upon completion of the Arrangement, Abacus became a wholly-owned subsidiary of the Company.
Financial year ended December 31, 2021
On January 12, 2021, the Company announced that Charlotte’s Web has been granted U.S. Utility Patents for its hemp genetics by the U.S. Patent and Trademark Office ("USPTO"). The newly issued patents cover two of the Company’s new feminized seed hybrid hemp varieties developed under the Company’s breeding program; 'Kirsche' (US Patent No. 10,888,060) and 'Lindorea' (US Patent No. 10,888,059). 'Lindorea' and 'Kirsche' are the world’s first two allowed U.S. Utility Patents reading on feminized hybrid hemp plants. See "Business of the Company – Intellectual Property."
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
On April 20, 2021, the Company announced that three of its proprietary hemp cultivars were approved for registration on Health Canada’s List of Approved Cultivars ("LOAC") for outdoor cultivation in Canada. These are among the first hemp CBD cultivars on the LOAC that are early flowering and early maturing for outdoor cultivation and harvesting within the shorter Canadian growing season. The approved cultivars include the Company’s original "CW1AS1" U.S. patented genetics, which clears the way for Charlotte’s Web to cultivate its leading CBD wellness products in Canada in 2021. Currently, Charlotte’s Web Products are not easily available in Canada because laws do not allow for bulk importing of USA grown hemp CBD or related products into Canada. In addition to the Company’s CW1AS1 cultivar used for its leading Original Formula and other full-spectrum hemp extract products, Charlotte’s Web is bringing two early maturing hemp varieties to Canada – named "Duchess" and "Ambassador" - developed for cultivation in shorter northern climate growing seasons. Charlotte’s Web’s approved cultivars are three of 15 added to the 2021 LOAC.
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

On June 4, 2021, the Company filed a prospectus supplement to establish an at-the-market equity program (the "ATM Program"). The Company may distribute up to C$60,000,000 of Common Shares of the Company (the "Offered Shares") under the ATM Program. Distributions of the Offered Shares through the ATM Program are made pursuant to the terms of an equity distribution agreement with Canaccord Genuity Corp. and BMO Nesbitt Burns Inc. (together, the "Agents"). The Offered Shares may be issued by the Company to the public from time to time, through the Agents, at the Company’s discretion. The Offered Shares sold under the ATM Program are sold at the prevailing market price at the time of sale under the ATM Program, and for the year ended December 31, 2021, the Company issued 4,740,300 Offered Shares at an average price of $1.85 per share for gross proceeds of $8,714,202. For the year ended December 31, 2021, share issuance costs were $596,403 for net proceeds to the Company of $8,117,799. The Company became an SEC reporting entity beginning on January 4, 2022. As of that date, the ATM Program ceased to be available to the Company.
The Company entered into an agreement to sublease the office building at 1600 Pearl St, Boulder, Colorado, commencing July 1, 2021.
The Company’s LOFT production and distribution facility in Louisville, CO was added to NSF International GMP registration as of July 6, 2021.
On October 12, 2021, the Company announced that it earned United States Department of Agriculture ("USDA") organic certification, with 12 Charlotte's Web products carrying the USDA organic seal on the label. In compliance with federal regulations for certified organic practices and with the Company’s own strict quality and safety standards, these products are produced without genetically modified organisms (GMOs) and made from hemp grown on U.S. hemp farms with no synthetic pesticides or herbicides. Charlotte’s Web farmers use cover crops and crop rotation to build healthy soils. The Company maintained USDA certified organic practices on its farm over a three-year transition period with on-farm inspections by a USDA accredited organic certification agency before being formally approved as "USDA Certified Organic".
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
On January 18, 2022, the Company announced a national distribution agreement with GNC, a specialty retailer of nutritional products, to distribute varieties of Charlotte’s Web gummies at GNC retail locations across various states.
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
On June 2, 2022, the Company and Jared Stanley, Chief Operating Officer of the Company, entered into an offer letter memorializing the terms of Mr. Stanley’s service as Chief Operating Officer.
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
Effective as of July 31, 2022, the Company entered into an Extension and Second Amending Agreement to Name and Likeness and License Agreement (the "First Extension Agreement") with Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company ("Licensor"). Pursuant to the First Extension Agreement, the term of the Name and Likeness and License Agreement dated August 1, 2018 between the Company and Licensor, as amended by the Amending Agreement to Name and Likeness Agreement effective April 16, 2021, was extended from July 31, 2022 to August 31, 2022.
Effective August 2, 2022, the Company entered into an amendment (the "Amendment") to the offer of employment, dated December 16, 2021, with Jacques Tortoroli, President, Chief Executive Officer, and Director of the Company. Pursuant to the Amendment, Mr. Tortoroli’s annual base salary and grants under the Company’s 2018 Long-Term Incentive Plan were adjusted to better align with those of the shareholders of the Company.
Effective August 10, 2022, the board of directors of the Company, appointed Thomas Lardieri to the Company’s board of directors. Mr. Lardieri’s appointment to the Company’s board of directors was effective immediately.
Effective as of August 31, 2022, the Company entered into an Extension and Third Amending Agreement to Name and Likeness and License Agreement (the "Second Extension Agreement") with Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company ("Licensor"). Pursuant to the Second Extension Agreement, the term of the Name and Likeness and License Agreement dated August 1, 2018 between the Company and Licensor, as amended by the Amending Agreement to Name and Likeness Agreement effective April 16, 2021, was extended from August 31, 2022 to September 30, 2022.
On September 1, 2022, the Company moved its corporate headquarters from 1801 California Street, Suite 4800, Denver, Colorado 80202 to its existing office space located at 700 Tech Court, Louisville, Colorado 80027.
Effective as of September 30, 2022, the Company entered into an Extension and Fourth Amending Agreement to Name and Likeness and License Agreement (the "Fourth Extension Agreement") with Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company ("Licensor"). Pursuant to the Fourth Extension Agreement, the term of the Name and Likeness and License Agreement dated August 1, 2018 between the Company and Licensor, as amended by the Amending Agreement to Name and Likeness Agreement effective April 16, 2021 (as amended, the "Name and Likeness Agreement"), was extended from September 30, 2022 to December 31, 2022. Additionally, the Name and Likeness Agreement was also amended to provide the payment of a Company event fee of $1,500 per diem for each Stanley brother that, at the request of the Company’s chief executive officer, participates in any of the following events: (i) customer meetings; (ii) strategic partner meetings; (iii) speaking engagements; (iv) presentations; (v) social media postings; (vi) podcasts; (vi) public relations events; (vii) media interviews; (viii) trade show appearances; and (ix) events substantively similar to any of the foregoing.

On October 11, 2022, Charlotte’s Web Holdings, Inc. (the "Company") entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into an exclusive strategic partnership with MLB to promote the Company’s new NSF-Certified for Sport® product line. In consideration for the MLB Promotional Rights Agreement, the Company pays MLB over the term of the MLB Promotional Rights Agreement, a promotional rights fee and a royalty on the Company’s gross revenue from MLB branded products of the Company sold after prior sales of all such branded products exceed $18.0 million. The Company also entered into a subscription agreement (the "Subscription Agreement") pursuant to which the Company issued to MLB Common Shares equal to four percent (4%) of the Company’s fully diluted outstanding Common Shares (such Common Shares, the "MLB Shares"). The total number of MLB Shares issued to MLB was 6,119,121 common shares of the Company, issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated under the Securities Act. The Company did not receive any proceeds in respect of the MLB Shares.
Effective as of November 1, 2022, the Company entered into a Manufacturing and Sales License Agreement with Aphria, Inc., an Ontario corporation and an affiliate of Tilray Brands, Inc. ("Tilray"), providing for a strategic alliance between the Company and Tilray, pursuant to which Tilray has the rights to licensing, manufacturing, quality, marketing and distribution of Charlotte’s WebTM CBD hemp extract products in Canada.
Effective as of November 14, 2022, the Company entered into a subscription agreement with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI), providing for the issuance of an approximately US$56.8 million (C$75.3 million) convertible debenture that is convertible into 19.9% ownership of Common Shares at a conversion price of C$2.00 per Common Share of the Company on the Toronto Stock Exchange ("TSX").
Effective December 6, 2022, the board of directors of the Company appointed Alicia Morga to the Company’s board of directors. Ms. Morga’s appointment to the Company’s board of directors was effective immediately following the departure of Jean Birch, who notified the Company and the board of directors of her retirement from the board of directors, which the Company’s board of directors accepted.
On December 19, 2022, the Company announced the departure of Greg Gould as the Chief Financial Officer and the subsequent appointment of Ms. Jessica Saxton to the position of Chief Financial Officer and Principal Accounting Officer effective January 1, 2023.
Financial Year Ended December 31, 2023
Effective as of February 22, 2023, the Company entered into an Extension and Fifth Amending Agreement to Name and Likeness and License Agreement (the "Fourth Extension Agreement") with Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company ("Licensor"). Pursuant to the Fourth Extension Agreement, the term of the Name and Likeness and License Agreement dated August 1, 2018 between the Company and Licensor, as amended by the Amending Agreement to Name and Likeness Agreement effective April 16, 2021, was extended to June 30, 2023.
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
Effective March 30, 2023, the Company entered into an amendment to the offer of employment, dated December 19, 2022, with Jessica Saxton, Chief Financial Officer of the Company. Pursuant to the amendment, Ms. Saxton’s relocation reimbursement was increased from $40,000 to $45,000, she was provided a 12-month housing assistance allowance of $1,500 per month through March 31, 2024, and she was provided a vehicle assistance allowance of $1,120 per month through January 31, 2025.
On April 6, 2023, the Company issued a press release announcing the formation of an entity with AJNA BioSciences PBC ("AJNA"), and a subsidiary of British American Tobacco PLC (LSE: BATS and NYSE: BTI) ("BAT") for the purpose of clinical development of a novel hemp botanical Investigational New Drug application.
On June 13, 2023, the Company issued a press release, responding to a letter and subsequent press release issued by Joel and Jesse Stanley regarding the replacement of a majority of the board of directors of the Company.

The Company announced on June 20, 2023 that following the 2023 annual general meeting ("AGM"), the Board of Directors of the Company was comprised of John Held, Jonathan Atwood, Thomas Lardieri, Alicia Morga, Jacques Tortoroli, and Susan Vogt. The Company announced that certain of the directors received less than majority support at the AGM and that each such director complied with the Company's majority voting policy and provided an offer to resign to the Board.
Effective as of June 30, 2023, the Company entered into an Extension and Sixth Amending Agreement to Name and Likeness and License Agreement with Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company. Pursuant to the extension, the term of the Name and Likeness and License Agreement was extended to December 31, 2023.
Effective August 28, 2023, the Company appointed Sarah Cambridge as Chief Accounting Officer of the Company.
On September 13, 2023, the Company issued a press release announcing the appointment of Mr. Morachnick as Chief Executive Officer, effective as September 13, 2023 and the departure of Mr. Tortoroli as the Company’s Chief Executive Officer and Director. The Company also announced the rejection of the offers to resign of John Held, Thomas Lardieri, Alicia Morga and Jacques Tortoroli that had been offered pursuant to the Company’s Majority Voting Policy.
Effective October 11, 2023, the Board of Directors of the Company appointed Angela McElwee to the Company’s Board of Directors.
Effective December 28, 2023, the Company entered into an amendment to extend until November 13, 2024, the maturity date of a secured promissory note, as lender, where the Company loaned $1,000,000 to one of the founders of the Company.
Financial Year Ending December 31, 2024
On January 29, 2024, the Company and MLB entered into an amendment to the MLB Promotional Rights Agreement, whereby the term of the MLB Promotional Rights Agreement was extended through December 31, 2027, with an aggregate rights fee of $23 million for the remainder of the term.
Effective as of February 1, 2024, the Company accelerated the vesting and settlement of outstanding restricted stock units ("RSU’s") granted under the Charlotte’s Web Holdings, Inc. Amended 2018 Long-Term Incentive Plan for the Company’s principal financial officer, Jessica Saxton, Chief Financial Officer, and certain of its named executive officers, Stephen Rogers and Jared Stanley.
Effective February 6, 2024, the Board of Directors of the Company appointed Matthew McCarthy to the Company’s Board of Directors. Mr. McCarthy’s appointment to the Company’s board of directors followed the departure of Susan Vogt, who notified the Company and the board of directors of her immediate retirement from the board of directors.
Effective February 12, 2024, the Company and DeFloria LLC entered into a Master Services Agreement, pursuant to which the Company will be compensated for the provision of certain services to DeFloria LLC.
Business of the Company
Business Objectives and Strategy
The Company is a market leader in the production and distribution of innovative hemp-derived wellness products. Through its substantially vertically integrated business model, the Company strives to improve customers’ lives and meet their demands for stringent product quality and consistency.
Charlotte’s Web’s mission is to unearth the science of nature to revolutionize wellness. The Company does this by responsibly growing its proprietary non-GMO hemp genetics on family farms that are made into premium, full-spectrum phytocannabinoid health and wellness products. Charlotte’s Web is manufactured in a third-party certified FDA-registered facility.
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
Hemp extracts contain an assortment of naturally-occurring substances, including phytocannabinoids, terpenes, flavonoids and other hemp compounds. The Company believes the presence of various phytocannabinoids, terpenes and flavonoids work synergistically to heighten the effects of the products, making them superior and distinctly different to single-compound CBD isolates. This assortment of hemp compounds is the basis for the theory known as the "entourage effect" as introduced by Israeli chemists, Shimon Ben-Shabat and Raphael Mechoulam, in 1998.
Although research regarding the potential therapeutic uses of CBD and FSHE are still in their infancy, industry reports suggest consumers are using CBD for various applications including assistance with sleep, daily stress, anxiety, pain relief, cognitive function and immune health, among other applications.
Product Overview
Product Portfolio The Company offers a mix of products that have been strategically developed to fit with its objective of delivering a full suite of best-in-class FSHE wellness products that meet its customers’ demands for stringent quality and consistency. The Company currently markets its products under the "Charlotte’s Web", "ReCreate", "CBD CLINIC", and "CBDMEDIC" trade names. The Company’s current product categories include human ingestible products (tinctures, capsules, and gummies), topicals, pet products, and NSF Certified for Sports broad spectrum products.
Tinctures A human ingestible liquid product is a combination of oil and full spectrum hemp extracts containing naturally occurring CBD. Ingestible liquid products are delivered in either coconut-based medium chain triglyceride ("MCT") oil or olive oil, in some cases with flavor. Liquid products are meant to be consumed by direct ingestion.
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
c.Control of Supply Chain — The Company is substantially vertically-integrated and maintains control over its proprietary genetics throughout the entire cultivation and extraction processes — from seed/clone to packaged products. The Company currently uses select contract manufacturers for gummies, topicals, pet and capsules who manufacture products according to the Company’s specifications and standards. Some companies in the CBD industry produce their products from imported hemp pastes of unknown origin, quality, and purity.
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
The Company has sought trademark and patent protection in the United States, Canada and other countries. The Company’s patent portfolio (patents and patent applications) covers, among other things, the Company’s plant genetics, extraction and cannabinoid isolation, and conversion processes and designs. There can be no guarantee, however, that the Company’s efforts to secure trademark or patent protection will be successful. The duration of the protection afforded by the Company’s registered intellectual property varies by the nature of the registration, but the Company manages renewals and notices on an on-going basis to ensure that the Company’s intellectual property is protected to the full extent possible under applicable law. See Item 1A - "Risk Factors – Risks Relating to the Company’s Business and Industry – The Company’s intellectual property may be difficult to protect."
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
Cultivation Overview The Company has grown its proprietary hemp plants in Arizona, Colorado, Kentucky, Oregon, and Canada on owned and/or leased farmland operated by the Company or third-party farming operators. The Company is actively involved in all aspects of genetics development, propagation, seed production, cultivation, and harvesting. All hemp cultivation activities are done under the oversight of, and licensed by, each state’s Department of Agriculture, or Health Canada, each of which rigorously tests the Company’s crops to ensure compliance with each Department’s Hemp programs (including THC content of less than 0.3% on a dry weight basis). The Company and its third-party farming operators are in compliance with the regulations as outlined by each applicable Department of Agriculture and all hemp produced and sold by the Company constitutes hemp under the 2018 Farm Bill, as well as the laws of the states in which it produces and sells such hemp.
Cultivation Research & Development Since its first crop production in 2014, the Company has taken a leadership position in advancing the technology surrounding all aspects of Hemp production. The Company’s R&D efforts are being driven both by the increasing demand for the Company’s products and its desire to create an expanded portfolio of products that serve the customers’ needs.
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
Harvesting Harvesting continues to be a significant challenge in the broader Hemp industry with current practices following the processes of the tobacco industry. Once the plants are harvested from the fields, they are hung upside down in outdoor dry structures. The dried plants are then further processed off the plant stalk for final storage. If processed at the correct moisture content, the shelf life of the harvested plants is proven to remain stable for at least four years. However, this method of drying creates scalability issues and can also cause potency loss in the raw material. With this harvesting process, there are limitations applicable to both available infrastructures and labor in agricultural regions. To mitigate these challenges, the Company has focused its Arizona, Colorado, Kentucky, Oregon, and Canada cultivation teams on the development of new, more scalable processes to mechanize harvesting without sacrificing quality. The Company has successfully scaled the harvesting and drying process and believes it has enough capacity to meet the Company’s medium-term needs.
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
In 2020, the Company began operating from a new 136,610-square foot manufacturing and extraction, warehouse, and distribution facility. The LOFT has been constructed using state of the art processes and equipment to deliver superior products to the Company’s customers. The facility efficiently executes the Company’s core competencies in R&D, product development, quality control, tincture manufacturing and filling, and product delivery. The Company believes it has sufficient capabilities to meet its core production requirements over the long term. The facility also has been designed to accommodate incremental manufacturing capacity as business needs require, including the strategic in-sourcing of contract manufactured products beyond tinctures.
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
Extraction and Product Formulation The Company’s harvested hemp is delivered to the Company’s production facility in a coarse-ground form. At the facility, the extraction processes do not commence until the raw hemp material passes initial screenings for moisture content and toxic mold by-products (aflatoxins). Upon passing these screenings, the raw hemp material passes through one of two different extraction processes. The Company utilizes both Carbon Dioxide super critical fluid extraction ("SFE") and Alcohol Extraction ("AE") processes. These two processes and the resultant extracts have differing phytochemical profiles, which appeal to different customer bases.
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
Additionally, in January 2022, the Company was the first hemp extract company to achieve International Organization for Standardization ("ISO") 17025 certification. This certifies that the Company meets the technical and quality benchmarks by ISO 17025 for analytical chemistry testing methods.
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
1 See 21 C.F.R. Part 111.

Sales and Distribution Strategy The Company’s products are distributed through its e-commerce website (www.charlottesweb.com), third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar retailers across multiple channels of business. The Company’s products are sold in chiropractic and doctors’ offices, gyms, massage therapy offices, salons, hotels, direct delivery services, and pet stores.
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
The Company’s sales are executed through customized strategies depending on the retail verticals. For example, in specialty food accounts, a combination of sales brokers and distributors are strategically located within geographical markets. This provides proximity along with hands-on support at the store level to ensure products are correctly labeled and merchandised. Depending on the size of the account, some locations are deemed to be "national accounts" that receive additional support from the Company’s internal retail sales team. This allows the Company’s brokers and distributors to manage multiple independent specialty food locations, while still achieving the same level of support that is expected in the Company’s larger chain retail customers.
The Company utilizes e-commerce to reach consumers and guide them through the hemp and CBD buying process. The Company believes consumers rely heavily on digital research. Key to this approach is the ability to access consumers organically who are searching the web for "CBD" or "Charlotte’s Web" both on the Company's website as well as through linking from reliable providers of content and education. The Company’s website delivers on this through high levels of product purchase and engagement via opting into the Company’s email newsletter subscription. This indicates a higher level of interest in educational resources and product knowledge.
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
The Company has a subscription program. Through its subscription program, the Company utilizes a discount structure to encourage enrollment with a similar structure to online "subscribe and save" models. This is expected to deliver upside demand and repeat purchases from existing customers by enabling scheduled reorders and improved continuity in consumption.
The Company continues to promote the awareness of its brands through investment in marketing programs, sponsorships and continued participation in events that offer wide exposure to both trade partners and consumer retail markets. For example, the Company currently has category exclusive sponsorship arrangements with Major League Baseball and the Premier Lacrosse League.

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
•Paid, earned, and affiliate media to build awareness of the sector and the unique qualities of the Company’s brand equity and products
•Search engine optimization ("SEO") and email marketing to drive consumer purchase and subscriptions on CW.com, the Company’s e-commerce platform
•Partnerships and affiliates that reach expanded consumer segments
•Public relations campaigns and events to amplify targeted social and media marketing communications
•Trade marketing to increase visibility and differentiation of our products in customer stores
•Word of mouth and referrals from health care practitioners, their colleagues, and patients
•Event marketing and support of various social responsibility initiatives
Competition The Company is substantially vertically integrated from seed to packaged product, which helps ensure product quality. Being substantially vertically integrated and focusing on quality and standardization creates an important competitive differentiator for the Company, as the majority of its competitors are not substantially vertically integrated. The Company's knowledge of hemp cultivation, combined with its scientific and financial resources, allow it to maintain a strong market position amongst its competitors.
The Company's principal competitors in the CBD wellness products space include companies such as, Medterra, SUNMED, Global Widget, CBD American Shaman and CBDfx.
Information Systems The Company's primary enterprise resource planning ("ERP") system is a cloud-based system well-known for manufacturing, shipping, and receiving, inventory control, supply chain management, sales, accounting, and finance. In addition to this centralized ERP system, supplemental peripheral software applications are used for specialized activities in finance, human resources, customer support, manufacturing, distribution, and marketing.
Intellectual Property The Company's intellectual property and proprietary rights are important to its business. In efforts to secure, maintain, and protect its intellectual and proprietary rights, the Company relies on a combination of patent, trademark, trade secret, trade dress and other rights in the United States and Canada. The Company also has confidentiality and/or license agreements with certain employees, contractors and other third parties, which limit access to and use of the Company's proprietary intellectual property.
Pursuant to the "Name and Likeness Agreement" entered into between the Company and Leeland & Sig d/b/a Stanley Brothers Brand Company, a Colorado limited liability company owned by certain founders, including each of the Stanley Brothers (the "Stanley Brand Company") effective August 1, 2018, and further amended on April 16, 2021, July 30, 2022, August 31, 2022, September 30, 2022, February 17, 2023, and June 30, 2023, Stanley Brand Company granted the Company a non-exclusive, worldwide right to use the name "Stanley Brothers" and the likeness of the seven Stanley Brothers until December 31, 2023, on a royalty-free basis. Each party to the Name and Likeness Agreement has the right to cause the other party to cease use of the name in certain circumstances such as misuse, bad acts, or a corporate acquisition. The initial term of the Name and Likeness Agreement was for a thirty-six (36) month period, with the Company agreeing to begin activities to cease use of any intellectual property used under the Name and Likeness Agreement within thirty (30) days of expiration or termination thereof. In connection with the execution of the Name and Likeness Agreement, the Company executed employment agreements with each of the Stanley Brothers on September 1, 2018 providing for aggregate annual base salaries to the Stanley Brothers of $1,425,000. On April 16, 2021, pursuant to an amending agreement, the Name and Likeness and Agreement was extended for a period of one year, expiring July 31, 2022. In addition, the Company executed a consulting agreement which extended the service arrangements of the seven Stanley Brothers for a period of one year, expiring July 31, 2022. Upon execution of the consulting agreement, the Company paid $2,081,250 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the Stanley Brothers, as consideration for the extended use of the "Stanley Brothers" name and the likeness of the seven Stanley Brothers, as well as consulting services to be provided to the Company over the term of the consulting agreement and certain restrictive covenants. Effective July 31, 2022, the Company executed an Extension and Second Amending Agreement to Name and Likeness and License Agreement, extending the term from July 31, 2022 to August 31, 2022. Effective August 31, 2022, the Company executed an Extension and Third Amending Agreement to Name and Likeness and License Agreement, extending the term from August 31, 2022 to September 30, 2022. Effective September 30, 2022, the Company executed an Extension and Fourth Amending Agreement to Name and Likeness and License Agreement, extending the term from September 30, 2022 to December 31, 2022. Additionally, the Name and Likeness Agreement was also amended to provide the payment of a Company event fee of $1,500 per diem for each Stanley brother that, at the request of the Company’s chief executive officer, participates in any of the following events: (i) customer meetings; (ii) strategic partner meetings; (iii) speaking engagements; (iv) presentations; (v) social media postings; (vi) podcasts; (vi) public relations events; (vii) media interviews; (viii) trade show appearances; and (ix) events substantively similar to any of the foregoing. Effective February 22, 2023, the Company executed an Extension and Fifth Amending Agreement to Name and Likeness and License Agreement, extending the term to June 30, 2023. Effective June 30, 2023, the Company executed an Extension and Sixth Amending Agreement to the Name and Likeness Agreement, extending the term to December 31, 2023. The Name and Likeness Agreement expired effective December 31, 2023.
Effective January 5, 2023, the Company entered into a Brand License and Option Agreement ("License Agreement") with JMS Brands LLC, an entity owned by Jesse Stanley, one of the Company's founders. Pursuant to the Brand License and Option Agreement, the Company licensed certain intellectual property from JMS Brands LLC, for an annual license fee of $500,000. Pursuant to the terms of the License Agreement, the Company had the option to purchase the intellectual property rights for two million dollars ($2,000,000). On January 5, 2024, the License Agreement expired.
The Company currently has a portfolio of pending U.S. plant, utility and design patent applications directed to CW’s most promising plant genetics, proprietary extraction technology, cannabinoid isolation methods and cannabinoid conversion processes and industrial designs. The Company also has pending U.S. and Canadian trademark applications.
The Company now has earned a total of six U.S. Utility Patents covering hemp varieties as it advances the science of hemp horticulture. The Company also has five Canadian Utility Patents covering the 'CW1AS1','Lindorea', 'Kirsche', 'AF15B15-21', and ‘EM15B2A170' hemp varieties.
For each of the Company’s material patents, the chart below identifies (i) the patent, (ii) the type of intellectual property ("IP") subject to the patent, (iii) the jurisdiction where the patent is held, (iv) the title of the patent, (v) the inventor(s) and assignee(s), and (vi) the status of the patent. The patents listed below expire between 2039 and 2042, and cover novel hemp strains used or with potential use in Company products, or for other commercialization opportunities.

Patent / Publication Type of IP / Jurisdiction	Title / Inventor(s) / Assignee (s)	Status / Comments
US 11,666,016 2023-06-06 Utility - United States	HEMP PLANT NAMED 'AF14B15-21' Campbell, Brian CHARLOTTE'S WEB, INC.	ISSUED Related Technologies: •Protection for 'CW1AS1' hemp line.

Patent / Publication Type of IP / Jurisdiction	Title / Inventor(s) / Assignee (s)	Status / Comments
US 10,653,085 2020-05-19 Utility - United States	HEMP PLANT NAMED 'CW1AS1' Campbell, Brian CHARLOTTE'S WEB, INC.	ISSUED Related Technologies: •Protection for 'AF14B15-21' hemp line.
US 10,736,295 2020-08-11 Utility - United States	HEMP PLANT NAMED 'CW1AS1' Stanley, Joel Reel, Keri CHARLOTTE'S WEB, INC.	ISSUED Related Technologies: •Protection for 'CW1AS1' hemp line.
US 10,888,059 2021-01-12 Utility- United States	HEMP PLANT NAMED 'LINDOREA' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'LINDOREA' hemp line. .
US 10,888,060 2021-01-12 Utility- United States	HEMP PLANT NAMED 'KIRSCHE' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'KIRSCHE' hemp line.
US 11,503,787 2022-11-22 Utility- United States	HEMP PLANT NAMED 'EM15B2A170' Campbell, Brian CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'EM15B2A170' hemp line.
CA 3,101,952 2022-01-25 Utility- Canada	HEMP PLANT NAMED 'CW1AS1' Stanley, Jared Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'CW1AS1' hemp line. .
CA 3,169,404 2023-02-07 Utility- Canada	HEMP PLANT NAMED 'LINDOREA' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'LINDOREA' hemp line. .

Patent / Publication Type of IP / Jurisdiction	Title / Inventor(s) / Assignee (s)	Status / Comments
CA 3,169,446 2023-03-07 Utility- Canada	HEMP PLANT NAMED 'KIRSCHE' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'KIRSCHE' hemp line.
CA 3,155,121 2023-01-31 Utility- Canada	HEMP PLANT NAMED 'AF14B15-21' Campbell, Brian CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'AF14B15-21' hemp line.
CA 3,157,865 2023-02-07 Utility- Canada	HEMP PLANT NAMED 'EM15B2A170' Campbell, Brian CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'EM15B2A170' hemp line.
The Company is subject to certain risks related to its intellectual property. For more information, see "Risk Factors –Risks Relating to the Company's Business and Industry – The Company’s intellectual property may be difficult to protect."
Employees and Human Capital As of December 31, 2023, the Company had 164 full time employees. Of these employees, 52 were employed in manufacturing operations positions, 34 were employed in sales and marketing positions, 69 were employed in general, quality, and administrative positions, 3 were employed in cultivation positions, and the remaining 6 employees were engaged in R&D aspects of the business.
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
The Company has assembled a management team with significant professional expertise in distribution, cultivation, sales, science, intellectual property, technology, finance, customer service, consumer packaged goods ("CPG"), marketing, business development, acquisitions, capital markets and market analysis. The Company’s management team includes executives with many years of experience in their respective fields. See "Risk Factors – Risks Relating to the Company's Business and Industry – The Company depends on key personnel and its ability to attract and retain employees."
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
See "Risk Factors – Risks Relating to the Company’s Business and Industry – The Company relies on third-parties for the transportation of its hemp and hemp derived products, any delay or failure by these third-parties to meet the Company’s transport needs could impact the Company’s operations and financial performance; Supply chain issues, including significant price fluctuations or shortages of materials, and distribution challenges may increase the Company’s cost of goods sold and cause its results of operations and financial condition to suffer."
Building Brand Awareness Management believes the Charlotte’s Web brand is among the strongest in the hemp-derived CBD industry. Brand recognition will continue to be driven by several factors including: (i) earned media events similar to what has historically occurred with the Company with entities such as CNN, Today Show, the New York Times and Forbes; (ii) paid media and affiliate programming through targeted consumer campaigns on major platforms; (iii) email, social media and blogs; (iv) partnerships and influencer marketing such as Major League Baseball, Premier Lacrosse League, and Angel City Football Club; (v) use of subject matter experts; (vi) legislative participation; (vii) public speaking engagements at key industry and cultural events; and (viii) B Corporation certification and social impact partnerships. In addition to these active outlets to build brand awareness, the Company supports word-of-mouth endorsements and testimonials from its customers who are advocates for its brands and products. Marketing activations and marketing-driven innovations are developed with the support of industry data through various insight partners.
International Expansion The Company continues to explore increased global distribution. Expansion into additional jurisdictions will be done in compliance with applicable regulatory requirements in such jurisdictions and the cost and complexity of such compliance will form part of the strategic evaluation process for any proposed expansion. International penetration will be done primarily via local and regional sales & distribution partnerships.
Effective as of November 1, 2022, the Company entered into a Manufacturing and Sales License Agreement with Aphria, Inc., an Ontario corporation and an affiliate of Tilray Brands, Inc. ("Tilray"), providing for a strategic alliance between the Company and Tilray, pursuant to which Tilray has the rights to licensing, manufacturing, quality, marketing and distribution of Charlotte’s WebTM CBD hemp extract products in Canada.
Regulatory Framework As a Hemp-related business, the Company is subject to extensive regulation. The industry in which the Company operates is subject to regulation and control resulting from legislation enacted by the various levels of government. All applicable legislation is a matter of public record, and the Company is unable to predict what additional legislation or amendments governments may enact in the future. Changes to government regulation could impact the Company’s existing and planned operations or increase its operating expenses, which could have an adverse effect on the Company’s financial condition, results of operations and cash flows. For additional details on the regulatory risks facing the Company, see "Risk Factors – Risks Relating to the Regulatory Environment."
United States Regulatory Matters The Company does not produce or sell medicinal or recreational marijuana or products derived therefrom. It sells Hemp-based CBD products. While such products come from the same plant genus and species, Hemp and marijuana are legally distinct and are generally regulated, respectively, by the 2018 Farm Bill (which refers to the Agricultural Act of 2018) and the CSA (which refers to the U.S. Controlled Substances Act, 21 USC § 801 et. seq.). Hemp, by legal definition, contains 0.3% THC or less on a dry weight basis.
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
The 2018 Farm Bill permanently removed hemp and its derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers from the purview of the CSA. Hemp is now deemed an agricultural commodity, and is no longer classified as a controlled substance, like marijuana. Furthermore, by defining Hemp to include its derivatives, extracts, and cannabinoids,2 Congress impliedly removed popular Hemp products, such as Hemp-derived CBD, from the purview of the CSA. Accordingly, the U.S. Drug Enforcement Agency ("DEA") no longer ha
2 Agriculture Improvement Act of 2018 (section 10113) (defining hemp under the Agricultural Marketing Act of 1946, 7. U.S.C. 1621).

s regulatory authority to interfere with the interstate commerce of Hemp products, so long as the THC level is at or below 0.3% on a dry weight basis. The 2018 Farm Bill also provides that state and Native American tribal governments may impose separate restrictions or requirements on hemp growth and the sale of Hemp products. However, they cannot interfere with the interstate transportation or shipment of lawfully produced Hemp or Hemp products. As a result of the 2018 Farm Bill, federal law now provides that CBD derived from Hemp is not a controlled substance under the CSA; however, states take varying approaches to regulating the production and sale of Hemp and Hemp-derived CBD. Hemp cultivation is now permitted in all 50 states.3 A number of states prohibit the sale of ingestible CBD products based on the FDA's position that, pursuant to the FD&C Act, it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are Hemp-derived. Several states have also enacted or are considering THC limits and age-related sales restrictions for Hemp-derived products that contain THC, such as full spectrum hemp extracts.
The Company’s activities related to the production, marketing and sale of its products comply with the 2018 Farm Bill, as applicable to its operations. However, certain government agencies (such as the FDA) and certain federal officials have challenged the scope of permissible commercial activity. FDA representatives, for example, have stated they believe that producers of some CBD-based products, including the Company, produce and sell their products in violation of the FD&C Act. Similarly, the Company’s marketing activities fall within the FDA’s jurisdiction, and in 2017, the FDA issued a Warning Letter to the Company for FD&C Act non-compliance, which the Company has responded to, in part to comply with the Warning Letter and in part to challenge FDA’s assertions in the letter. The Company has not received a response from the FDA and the Warning Letter remains open. Over the past several years, FDA has issued numerous Warning Letters to companies marketing CBD products with disease or unlawful drug claims. The letters reiterate the agency’s position that CBD cannot be added to food and dietary supplements and targeted companies whose products violated the FD&C Act’s prohibition against: i) marketing CBD as or in a dietary supplement, human and animal food, or food additives; ii) marketing a dietary supplement, human and animal food, or cosmetic with disease or drug claims (i.e., claims suggesting that a product is intended to treat, cure, or prevent disease); iii) including a substance in human or animal food when that substance is not GRAS; and iv) selling products that are misbranded due to their failure to include "adequate directions for use by a layperson". The FDA’s enforcement against the sale and marketing of CBD products has to date been limited to the issuance of Warning Letters, although enforcement could include civil and criminal penalties. The legal status of CBD non-drug products remain under active consideration by the FDA as of the date of this Form 10-K, as the agency continues to evaluate the potential regulatory frameworks that should apply to Cannabis-derived products intended for non-drug uses. In January 2023, the FDA issued a statement concluding that existing regulatory frameworks for dietary supplements and foods are not appropriate for CBD due to potential safety risks, and that it will work with Congress to develop an appropriate pathway for the regulation of CBD products. While the Company disagrees with the position of the FDA, there is risk that this agency could take enforcement or regulatory actions against the Company.
Legal barriers applicable to, and risks associated with, selling Hemp and Hemp-derived CBD products result from a number of factors, including the fact that Hemp and marijuana are both derived from the Cannabis sativa L. plant, the rapidly changing patchwork of state laws governing Hemp and Hemp-derived CBD, and the FDA’s position that it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, i.e., the FDA’s position that CBD cannot be marketed in a dietary supplement on the basis that substantial clinical trials studying CBD as a new drug were made public prior to the marketing of any food or dietary supplement containing CBD, and therefore food or dietary supplements are precluded from containing this ingredient, referred to as the IND Preclusion. However, the removal of Hemp and its extracts, including CBD, from the CSA pursuant to the 2018 Farm Bill, and the establishment of multiple state regulatory frameworks that permit the sale of Hemp-derived CBD products are positive developments. Currently it is unclear whether Congress will move forward with legislation to allow CBD in dietary supplements in light of the FDA’s determination that a new regulatory pathway is needed. Timing for the FDA to develop a new pathway is also uncertain, but is likely to take several years.
3 The District of Columbia does not currently permit hemp cultivation.

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
The 2014 Farm Bill In 2014, Congress enacted the 2014 Farm Bill. The 2014 Farm Bill, the provisions of which expired as of December 31, 2021, authorized institutions of higher education and state departments of agriculture (and their contractual designees) to cultivate hemp, notwithstanding the CSA or any other federal law, provided that certain conditions are met.4 The scope of the 2014 Farm Bill was limited to cultivation that was: (a) for research purposes (inclusive of market research, which multiple federal agencies have confirmed includes commercial sales with a research purpose); (b) part of an "agricultural pilot program" or other agricultural or academic research; and (c) permitted by state law. Many states that adopted pilot programs under the 2014 Farm Bill have since replaced them with approved programs under the 2018 Farm Bill, described below.5
FDA Approval of Epidiolex On June 25, 2018, the FDA issued to GW Pharmaceuticals plc its approval for Epidiolex, the first Cannabis-derived prescription medicine to be available in the U.S. The active ingredient in Epidiolex is CBD isolate created from Marijuana-based plants.
The 2018 Farm Bill The 2018 Farm Bill became law on December 20, 2018. Prior to this law, all non-exempt Cannabis plants grown in the United States were scheduled as a controlled substance under the CSA, and as a result, the cultivation of Hemp for any purpose in the United States without a Schedule I registration with the DEA was, unless exempted by the 2014 Farm Bill, illegal under federal law. The passage of the 2018 Farm Bill materially changed federal laws governing Hemp by removing hemp from the CSA and establishing a federal regulatory framework for Hemp cultivation. Specifically, the 2018 Farm Bill: (a) explicitly amended the CSA to exclude from the definition of marijuana all parts of the Cannabis plant (including its derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not) containing a THC concentration of not more than 0.3% on a dry weight basis; (b) allows the commercial production and sale of Hemp in interstate commerce; (c) establishes the USDA as the primary federal agency regulating the cultivation of Hemp in the United States, while allowing states to adopt their own plans to regulate the same; and (d) affords farmers the opportunity to obtain crop insurance and research grants. The 2018 Farm Bill also excluded from the CSA definition of "tetrahydrocannabinol" any material, compound, mixture, or preparation that falls within the definition of hemp. By defining Hemp to include its derivatives, extracts, and cannabinoids, popular Hemp products, such as Hemp-derived CBD, are no longer subject to DEA control. Accordingly, the DEA no longer has regulatory authority to interfere with the interstate commerce of Hemp products, so long as the THC level of such products is at or below 0.3%.
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
The 2018 Farm Bill amends the Agricultural Marketing Act of 1946 to categorize hemp as an agricultural commodity under the regulatory purview of the USDA in coordination with state departments of agriculture. Although the USDA will be the primary federal
4 See http://www.ncsl.org/research/health/state-medical-marijuana-laws.aspx.
5 https://www.ams.usda.gov/rules-regulations/hemp/state-and-tribal-plan-review.

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
On January 19, 2021, the USDA released the USDA Final Rule ("USDA FR"), which governs the domestic production of Hemp under the 2018 Farm Bill. The USDA FR also specifies the provisions that a state or tribal Hemp plan must contain to be in compliance with the 2018 Farm Bill. To date, the USDA has approved over 90 state and tribal hemp production plans. The status of the USDA's review of plans, is available at https://www.ams.usda.gov/rules-regulations/hemp/state-and-tribal-plan-review.
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
It is important to note that the 2018 Farm Bill preserves the authority and jurisdiction of the FDA, under the FD&C Act, to regulate the manufacture, marketing, and sale of food, drugs, dietary supplements, and cosmetics, including products that contain Hemp extracts and derivatives, such as CBD. As a result, the FD&C Act will continue to apply to Hemp-derived food, drugs, dietary supplements, cosmetics, and devices introduced, or prepared for introduction, into interstate commerce. As a producer and marketer of Hemp-derived products, the Company must comply with the FDA regulations applicable to manufacturing and marketing of FDA-regulated products. See "FDA Regulation", below.
On May 4, 2022, the FDA issued Warning Letters to five companies for selling products labeled as containing delta-8 tetrahydrocannabinol (delta-8 THC) in ways that violate FD&C Act. This action was the first time the FDA issued Warning Letters for products containing delta-8 THC. In addition to the violations related to FDA-regulated products containing delta-8 THC, several of the Warning Letters outlined additional violations of the FD&C Act, including marketing CBD products claiming to treat medical conditions in humans and animals, promoting CBD products as dietary supplements, and adding CBD to human and animal foods.
On November 21, 2022, the FDA posted Warning Letters to five companies selling products containing CBD, stating that these companies were selling CBD containing products that people may confuse for traditional foods or beverages which may result in unintentional consumption or overconsumption of CBD. The FDA also stated that CBD-containing products in forms that are appealing to children, such as gummies, hard candies and cookies, are especially concerning.
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
In addition, the Federal Trade Commission ("FTC") has pursued enforcement actions against companies making deceptive marketing claims related to CBD products, including scientifically unsupported claims about the products’ ability to treat serious health conditions, such as cancer, heart disease, and Alzheimer’s disease. On December 20, 2022 the FTC released a new Health Products Compliance Guidance. The document replaces and expands upon previous guidance focused on substantiating health-related claims for dietary supplements, clarifying that the scope will cover all health-related product advertising.6 The guidance describes in detail the amount and type of evidence needed to substantiate health-related claims, with more emphasis on the fact that the FTC, as a general rule, expects high quality randomized, placebo-controlled human clinical trials. On April 13, 2023, the FTC sent the Company and over six hundred other companies a Notice of Penalty Offense letter.7 The letters are intended to put advertisers on notice that they should avoid deceiving consumers with advertisements that make unsubstantiated product claims. The letters also focus on the competent and reliable scientific evidence standard
6 https://www.ftc.gov/system/files/ftc_gov/pdf/Health-Products-Compliance-Guidance.pdf.
7 https://www.ftc.gov/system/files/ftc_gov/pdf/Sample-cover-letter-substantiaton.pdf.

in the Health Products Compliance Guidance. Importantly, the letters are not Warning Letters and do not indicate or allege any wrongdoing; rather, the letters are a procedural tool used by the FTC to collect monetary penalties in future actions, whereby the FTC can attempt to argue that a company receiving the letter knowingly violated the law as it was on "notice" of a potential violation. Although this approach is untested and may not be defensible in court, the issuance of the Notice letters may signal the FTC is prepared to more closely scrutinize and potentially demand a higher level of substantiation to support health-related claims than in previous years.
DEA IFR On August 21, 2020, the DEA issued an interim final rule (the "DEA IFR") concerning implementation of the 2018 Farm Bill. Even though the 2018 Farm Bill removed Hemp from scheduling under the CSA, the DEA IFR purports to clarify that material that exceeds 0.3% delta-9 THC remains controlled in Schedule I of the CSA. Additionally, the DEA IFR states that the 2018 Farm Bill does not impact the control status of synthetically derived THCs, for which the DEA claims that the amount of delta-9 THC is not a determining factor in whether the material is a controlled substance.
The DEA IFR has caused consternation throughout the Hemp industry because of concerns that it confuses the legality of in-process Hemp extract material that may temporarily and unintentionally exceed 0.3% delta-9 (before returning to or below 0.3% delta-9 THC in finished form). However, DEA spokesperson Sean Mitchell has indicated that the DEA is aware of the Hemp industry’s policy concerns and "has higher enforcement priorities, such as opioids and methamphetamine." Moreover, more than 3,300 public comments were submitted in response to the interim rule, many of which emphasized that the DEA IFR is inconsistent with the 2018 Farm Bill and would create serious challenges for the hemp products industry. Further, in the Consolidated Appropriations Act, 2021, Congress included report language that directed the USDA to develop regulations to protect the transportation, sale, and storage of in-process Hemp extract. To date, the DEA has not enforced the IFR and in the Company's opinion, the DEA IFR is improper and unconstitutional. It is possible that legal protections for in-process Hemp extract and issues such as raising the THC limit for Hemp in the field and establishing permissible THC levels in finished Hemp products may be addressed in the upcoming Farm Bill. However, given the delayed passage of a new Farm Bill in 2023, non-core issues like Hemp and controversial issues like THC thresholds are unlikely to be included in the final legislation, or its passage may be delayed until have the November 2024 election.
Congress Currently, the timing for legislation that may include a new potential regulatory pathway for CBD developed by the FDA is uncertain. While authorizing legislation could be introduced in 2024, the FDA’s development and implementation of a new pathway would likely take several years. As such, it is possible Congress may move forward with H.R. 1629, the "Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2023" or similar legislation that would authorize a pathway for Hemp-derived CBD in a more efficient manner, and would permit the use of CBD in dietary supplements and/or food.
State Regulation of Hemp in the United States At present, the Company sources its Hemp only from proprietary operations and contract suppliers located in Arizona, Colorado, Kentucky and Oregon that are in compliance with state and federal regulations. However, the Company is aware of variations in certain states’ definition of Hemp as compared with the definition of Hemp in the 2018 Farm Bill, although the majority of states have aligned their definition of Hemp with the federal definition. All Hemp produced and sold by the Company constitutes Hemp under the 2018 Farm Bill and under the laws of the states in which it produces and sells such Hemp.
Under the 2018 Farm Bill, states retain significant discretion and authority to adopt their own regulatory regimes governing hemp production. As a result, regulation of Hemp and the products derived therefrom will likely continue to vary on a state-by-state basis even though the 2018 Farm Bill has been fully implemented. In addition, states take varying approaches to regulating the production and sale of hemp-derived CBD. While some states explicitly authorize and regulate the sale of hemp-derived CBD products, or otherwise provide legal protection for authorized individuals to engage in commercial hemp activities, other states maintain outdated drug laws that do not distinguish between marijuana, hemp and/or hemp-derived CBD, resulting in hemp being classified as a controlled substance under state law (District of Columbia). Additionally, a number of states prohibit the sale of ingestible CBD products based on FDA’s position that, pursuant to the FD&C Act, it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. Since the Company’s products are specifically excepted from the CSA by the 2018 Farm Bill’s definition of Hemp, it is the Company’s position that such state laws would specifically except them as well.
Accordingly, the sale of CBD at the retail level in some U.S. states remains a gray and evolving area of the law. An increasing number of states – including California, Hawaii, Florida, Kentucky, Iowa, Texas, Utah, Virginia, and West Virginia – have passed legislation that explicitly permit the sale of CBD. Several of these states also place additional requirements on the sale of CBD products such as specific testing, labeling, or registration of products. Recently, states including Colorado, Minnesota, Oregon, Utah, and Virginia have enacted milligram limits on the amount of THC in Hemp-derived products and have prohibited the sale of products containing THC to those under

21. Several states are currently considering legislation imposing similar restrictions. The Company understands that there are risks of state and local law enforcement or regulatory action, and the state-specific requirements may vary significantly.
FDA Regulation The governing food and drug law in the United States is the FD&C Act. One purpose of the FD&C Act is to forbid the movement in interstate commerce of adulterated and misbranded food, drugs, devices and cosmetics.8 The FDA is responsible for protecting the public health by ensuring the safety, efficacy, and security of human and veterinary drugs, biological products, and medical devices; and by ensuring the safety of the nation's food supply, cosmetics, and products that emit radiation.9 The FD&C Act prohibits the use in a food or dietary supplement of an ingredient that has already been approved as a new drug, or an article authorized for investigation as a new drug for which substantial clinical investigations have been instituted and made public. To date, the FDA has approved one product containing CBD as a drug, and continues to take the position that CBD cannot be marketed as a dietary supplement or added to food because a product containing CBD was approved as a drug and substantial clinical trials studying CBD as a new drug were made public prior to the marketing of any food or dietary supplements containing CBD, and therefore dietary supplements or food are precluded from containing this ingredient. While the Company disagrees with the FDA's position, this creates additional barriers to selling certain CBD and CBD-based products in the U.S.
Notably, the FDA does not impose the same restrictions on the use of CBD in cosmetic products. The agency states on its website that "[c]ertain cosmetic ingredients are prohibited or restricted by regulation, but currently that is not the case for any cannabis or cannabis-derived ingredients."10 However the FDA further notes that such products must comply with all applicable legal requirements including the adulteration and misbranding provisions of the FD&C Act specific to cosmetic products.
The Dietary Supplement Health and Education Act (the "DSHEA"), an amendment to the federal FD&C Act, established a framework governing the composition, safety, labeling, manufacturing, and marketing of dietary supplements in the United States. Generally, under DSHEA, dietary ingredients marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. "New" dietary ingredients (i.e., dietary ingredients "not marketed in the United States before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" and is not "chemically altered". Any NDI notification must provide the FDA with evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe."11
As noted above, the FDA has taken the position that CBD cannot be marketed as a dietary supplement because it has been the subject of investigation as a new drug (referred to as "IND Preclusion"). According to the FDA, the submission of the IND for Epidiolex and Sativex by Greenwich Biosciences, the U.S. subsidiary of London-based GW Pharmaceuticals, preceded the sales and marketing of CBD as a dietary supplement. Excluded from the DSHEA definition of a dietary supplement is: "an article authorized for investigation as a new drug, antibiotic, or biological for which substantial clinical investigations have been instituted and for which the existence of such investigations has been made public, which was not before such approval, certification, licensing, or authorization marketed as a dietary supplement or as a food unless the Secretary, in the Secretary’s discretion, has issued a regulation, after notice and comment, finding that the article would be lawful under this Act."12 It is the FDA’s interpretation of the IND Preclusion that the preclusion date is the date in which it authorized the drug for investigation; however, the Company believes there are significant arguments against this position in that all conditions of the statute must be met before the IND Preclusion applies, including (1) authorization for investigation as a new drug; (2) substantial clinical investigations must be instituted; (3) such substantial investigations must be made public; and (4) all of the above must occur prior to the marketing of the article as a food or dietary supplement.
On July 23, 2021, the Company was advised by the FDA of its objection to a New Dietary Ingredient Notification ("NDIN") submitted by the Company earlier in 2021. The FD&C Act requires that manufacturers who wish to market dietary supplements that contain NDIs notify the FDA with their basis for concluding that a dietary supplement containing the NDI will reasonably be expected to be safe. The Company’s submission was objected to on the basis that its CBD-containing a full spectrum hemp extract does not meet the definition of a dietary supplement due to the IND Preclusion and insufficient safety data. The Company does not agree with a number of conclusions
8 https://www.fda.gov/about-fda/fda-basics/how-did-federal-food-drug-and-cosmetic-act-come-about.
9 U.S. Food and Drug Administration, Mission Statement: https://www.fda.gov/about-fda/what-we-do.
10 U.S. Food and Drug Administration, "FDA Regulation of Cannabis and Cannabis-Derived Products, Including Cannabidiol (CBD), Questions and Answers," https://www.fda.gov/news-events/public-health-focus/fda-regulation-cannabis-and-cannabis-derived-products-including-cannabidiol-cbd#qandas.
11 21 U.S. Code § 350b(a)(2).
12 21 U.S. Code § 321(ff)(3)(B).

reached by the FDA, in particular, its analysis of safety data provided. While the objection has not impacted the Company’s existing business, the Company will continue to engage with the FDA and lawmakers with the objective of securing a favorable ruling and/or facilitating the enactment of definitive legislation establishing an appropriate regulatory environment to protect consumers and to establish guidance for manufacturers and marketers of CBD-containing dietary supplements.
The CBD CLINIC, CBDMEDIC, and HARMONY HEMP brands include products that are OTC drug products regulated by the FDA. To legally market an OTC drug product, the FD&C Act and FDA regulations promulgated under its authority require FDA approval of a New Drug Application ("NDA") that includes substantial evidence of effectiveness based on adequate and well-controlled studies, or an Abbreviated New Drug Application ("ANDA"). Alternatively, an OTC drug product may be marketed without an FDA approved NDA or ANDA if the drug product is manufactured in compliance with an OTC drug regulation, referred to as a monograph, which has been established for that therapeutic class of drug. The OTC drug monographs identify permissible active ingredients, labeling, and claims. OTC monographs generally do not specify inactive ingredients that may be used in the manufacture of OTC drugs. OTC drugs marketed in compliance with a final monograph are generally recognized and safe and effective, and are exempt from premarket approval requirements.
The FDA has also issued "tentative final monographs," which are proposed rules or administrative orders that, when finalized, will become final monographs. The FDA allows drugs that comply with the tentative final monograph to be marketed under its enforcement discretion policy. Once the monograph is finalized for that therapeutic class of drug, marketing must then conform to the final monograph, or the OTC drug products will be considered adulterated or misbranded under the FD&C Act.
The active ingredients in the Company’s products offered under CBD CLINIC, and CBDMEDIC brands (menthol and camphor) are currently covered by an OTC tentative final monograph for external analgesic drug products, which was published in the Federal Register on February 8, 1983 (48 FR 5852). The tentative final monograph does not specify what inactive ingredients may be used in the manufacture of such analgesics. This tentative final monograph is part of the FDA’s ongoing review of OTC drug products.
Inactive ingredients do not require individual approval by the FDA. The FDA evaluates an inactive ingredient within the context of an NDA. After approval of the NDA, the FDA will list the inactive ingredients in the approved drug product in the FDA’s Inactive Ingredient Database. Based on the listings in this Database, the FDA has not approved an NDA for a new drug containing CBD as an inactive ingredient. FDA does not list OTC inactive ingredients in the Inactive Ingredient Database for OTC drug products manufactured and marketed in accordance with an OTC monograph. It is the drug manufacturer’s responsibility to ensure the suitability and safety of the inactive ingredients in its OTC monographed drug products. On March 22, 2021, the FDA issued a news release announcing the issuance of warning letters to two companies for selling OTC products labeled as containing CBD, alleging that the products are illegally marketed unapproved drugs.13 Similar warning letters were issued to CBD companies in 2021 and 2022. The letters explain that, because CBD has known pharmacological effects on humans, with demonstrated risks, it cannot be legally marketed as an inactive ingredient in OTC drug products that are not reviewed and approved by the FDA. In the letters, the FDA also alleged the products are misbranded due to the prominent featuring of CBD on the labeling, which the Agency stated is misleading because it presents the CBD inactive ingredients "in a manner that creates an impression of value greater than their true functional role in the formulation." 14
The CBD CLINIC and CBDMEDIC products are manufactured by a third-party manufacturer, Aidance, in an FDA-registered facility which complies with cGMP requirements. The CBD CLINIC and CBDMEDIC products are manufactured under the Aidance Manufacturing and Services Agreement and are marketed in compliance with an OTC tentative final monograph for external analgesic drug products as described above. As such, the Company takes the position that these products are exempt from the requirements for an NDA or ANDA pre-market approval. Aidance, as the manufacturer, has registered its facility as a drug establishment and Aidance and Company have submitted to FDA for National Drug Code ("NDC") numbers for the OTC drug products. There is no assurance that the position taken by the Company that its products are exempt from the requirements for an NDA or ANDA pre-market approval will not, in the future, be challenged by the FDA, which could result in material adverse effects to the Company and its business.
13 U.S. Food and Drug Administration, "FDA Warns Companies Illegally Selling Over-the-Counter CBD Products for Pain Relief," https://www.fda.gov/news-events/press-announcements/fda-warns-companies-illegally-selling-over-counter-cbd-products-pain-relief.
14 See 21 CFR 201.10(c)(4), Drugs; statement of ingredients.

The FD&C Act provides that a substance added to food is unsafe unless the substance is GRAS ("Generally Recognized as Safe"). The FDA has not recognized CBD as GRAS for human consumption, although certain hemp seed derivatives may be considered GRAS.15 16 Further research is needed to determine if other cannabinoids would be considered GRAS or what steps would be necessary for them to be recognized as GRAS. In the meantime, stakeholders including the Company are collecting data to pursue a GRAS determination for CBD, as the FDA has indicated it cannot conclude that CBD is GRAS due to the current lack of information to support this determination. As discussed below on March 6, 2020, the Company achieved self-affirmed GRAS status for its hemp extract, adding to the current body of scientific literature on the safe use of CBD. Enforcement of this prohibition on the use of CBD in food has been generally limited to products making unlawful drug or disease claims, with the FDA also asserting its position that CBD is not a permissible food or dietary supplement ingredient. The Company’s products containing CBD derived from Hemp are not marketed or sold using claims that the products are intended to diagnose, mitigate, treat, cure, or prevent disease in violation of the FD&C Act.
Since the passage of the 2018 Farm Bill, FDA released multiple statements concerning its efforts to review the safety of CBD to help determine whether to allow the marketing of CBD as a dietary supplement. For example, on March 5, 2020, former FDA Commissioner Dr. Stephen M. Hahn issued a statement on the FDA’s work related to CBD products. The statement described the FDA's steps to solicit additional public feedback, data, and research on the science, safety, and quality of CBD products, including opening the public docket so that FDA can obtain additional scientific data on CBD.
Based on FDA’s prior guidance and statements, topical cosmetic products are not currently subject to the same regulatory scrutiny as ingestible products that contain CBD. For instance, while FDA notes that topical products must comply with all applicable legal requirements including the adulteration and misbranding provisions of the FD&C Act specific to cosmetic products, FDA’s website states that "[c]ertain cosmetic ingredients are prohibited or restricted by regulation, but currently that is not the case for any cannabis or cannabis-derived ingredients." Additionally, former Commissioner Hahn had positively suggested that the effects of CBD may differ depending on the route of administration.
On January 26, 2023, the FDA issued a statement denying three Citizen Petitions requesting that the agency conduct rulemaking to allow the marketing of CBD products as dietary supplements, and further stated that a new regulatory pathway is necessary to provide safeguards and manage the risks related to CBD products. In the statement, the agency suggested that Congress create a new regulatory pathway that balances individuals' access to CBD products with the necessary oversight to manage these risks, adding it is prepared to work with Congress on this matter. The FDA also noted that it "will continue to take action against CBD and other cannabis-derived products to protect the public, in coordination with state regulatory partners, when appropriate" and "will remain diligent in monitoring the marketplace, identifying products that pose risks and acting within our authorities." Based on this statement, a significant shift in the enforcement landscape is not expected.
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
Future Uncertainty of Legal Status There remain a number of considerations and uncertainties regarding the cultivation, sourcing, production and distribution of Hemp and products containing hemp derivatives. Applicable laws and regulations remain subject to change as there are different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses with respect to the treatment of the importation of derivatives from exempted portions of the Cannabis plant and the scope of operation of 2018 Farm
15 21 USC § 348(a)(3). DEA has allowed 3 GRAS notifications for hemp seed: https://www.fda.gov/food/cfsan-constituent-updates/fda-responds-three-gras-notices-hemp-seed-derived-ingredients-use-human-food.
16 21 CFR § 1308.35 (a)(2). The DEA’s final rule on legal hemp materials and products specifically excludes materials used for human consumption.

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
The Company has sold its products in United Kingdom, Canada, and to other jurisdictions through third-party distributors who take delivery in bulk and manage individual orders. Each of these countries regulates the import of Cannabis-derived products and requires some form of importation license, permit or other documentation for products. The exact nature of the importation documentation varies from country to country, and is affected by various factors, including the level of THC content and the intended use of the product. For example, in certain international jurisdictions, CBD products may be regulated as a dietary supplement and subject to local packaging and labelling requirements, whereas in certain jurisdictions a prescription from a licensed medical practitioner is required. See "Risk Factors – Risks Relating to the Regulatory Environment – The Company is subject to regulations that could impact its ability to sell its product internationally."
Additional Information
The Company’s head office is located at 700 Tech Court, Louisville, Colorado, United States 80027 and its registered and records office is located at 2800 Park Place, 666 Burrard Street, Vancouver, British Columbia, Canada V6C 2Z7. The Company’s website address is www.charlottesweb.com. The information provided on the Charlotte’s Web website is not part of this or any other report we file with or furnish to the SEC.
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
Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The Company’s advertising is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act") as well as subject to regulation by the FDA under the DSHEA. In recent years, the FTC has initiated numerous investigations of dietary and nutritional supplement products and companies based on allegedly deceptive or misleading claims, and also released new guidance aimed at strengthening its substantiation requirements for health-related claims. At any point, enforcement strategies of a given agency can change as a result of other litigation in the space or changes in political landscapes, and could result in increased enforcement efforts, which could materially impact the Company’s business. Additionally, some states also permit advertising and labeling laws to be enforced by state attorneys general, who may seek relief for consumers, class action certifications, class wide damages and product recalls of products sold by the Company. Private litigants may also seek relief for consumers, class action certifications, class wide damages and product recalls of products sold by the Company. Any actions against the Company by governmental authorities or private litigants could have a material adverse effect on the Company’s business, financial condition and results of operations.
Compliance with changes in legal, regulatory and industry standards may adversely affect the Company’s business. The formulation, manufacturing, packaging, labelling, handling, distribution, importation, exportation, licensing, sale and storage of the Company’s products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state, provincial or local levels. There is currently no uniform regulation applicable to natural health products nationally or worldwide. There can be no assurance that the Company is in compliance with all of these laws, regulations and other constraints, and changes to such laws, regulations and other constraints may have a material adverse effect on the Company’s operations. Through December 31, 2023, several states, including, but not limited to Alaska, Florida, Maryland, Minnesota, New York, Utah and Virginia, have adopted new regulations that may impact the Company's ability to sell certain of its products as currently formulated or packaged in these states.
There is substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the importation of derivatives from exempted portions of the Cannabis plant and the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the FDA and the extent to which manufacturers of products containing imported raw materials and/or 2018 Farm Bill compliant cultivators and processors may engage in interstate commerce. The uncertainties cannot be resolved without further federal, and potentially state-level, legislation, regulation or a definitive judicial interpretation of existing legislation and rules. If these uncertainties continue, they may have an adverse effect upon Company's business, financial condition, operating results, cash flows or growth prospects, and the introduction of the Company's products in different markets.
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
•political, social or economic unrest or instability, including, without limitation, disruptions due to armed conflicts, such as the conflict between Ukraine and Russia or Israel and Hamas;
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
The designation of cannabinoids as a New Dietary Ingredient (NDI) or as an impermissible adulterant are uncertain. The FD&C Act requires that manufacturers who wish to market dietary supplements that contain "new dietary ingredients" ("NDI") to notify the FDA with their basis for concluding that a dietary supplement containing such dietary ingredient will reasonably be expected to be safe. There is substantial uncertainty and different interpretations among state and federal regulatory agencies, legislators, academics and businesses as to whether cannabinoids were present in the food supply and marketed prior to October 15, 1994, or whether such inclusion of cannabinoids are permissible dietary ingredients under the FD&C Act. The uncertainties cannot be resolved without further federal legislation, regulation, or a definitive judicial interpretation of existing legislation, regulation and rules. For instance, on July 23, 2021 the Company was advised by the FDA of its objection to a New Dietary Ingredient Notification ("NDIN") submitted by the Company earlier in 2021. The Company's submission was objected to on the basis that a full spectrum hemp extract does not meet the definition of a dietary supplement because FDA has taken the position that CBD was not marketed as a dietary supplement or conventional food prior to its authorization for investigation as a new drug. The Company disagrees with the FDA’s position that CBD was not marketed as dietary supplement or food prior to the investigation of CBD as a new drug, and believes there are arguments against this position. There is no guarantee that federal legislation, regulation, or judicial action will override FDA’s position and permit the use of CBD as an NDI, or as a dietary ingredient generally. If FDA’s position is not modified, this would have a materially adverse effect upon the Company and its business.
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
FDA enforcement against the sale and marketing of CBD products under the FD&C Act could target the Company and adversely impact the Company’s business and financial position. The FDA continues to enforce against violations of the FD&C Act by issuing warning letters to companies marketing and selling hemp derived CBD products. Over the past several years, the FDA has issued warning letters to companies marketing and selling unapproved hemp derived CBD products. The letters reiterate the agency’s position that CBD cannot be added to food and dietary supplements and targeted companies whose products violated the FD&C Act’s prohibition against: i) marketing CBD as or in a dietary supplement, human and animal food, or food additives; ii) marketing a dietary supplement, human and animal food, or cosmetic with disease or drug claims (i.e., claims suggesting that a product is intended to treat, cure, or prevent disease); iii) including a substance in human or animal food when that substance is not GRAS; and iv) selling products that are misbranded due to their failure to include "adequate directions for use by a layperson". The FDA also issued a consumer update reaffirming its position that CBD cannot lawfully be added to a food or marketed as a dietary supplement due to existing provisions of the FD&C Act, and outlining the data and potential safety issues it is considering as part of its ongoing evaluation of potential regulatory frameworks for CBD. Notably, the FDA states that it could not conclude based on available data that CBD is "generally recognized as safe" for use in human or animal food. While this is broad and may not be applicable in all instances, it nevertheless could materially and adversely impact the Company’s business and financial condition. Further, the FDA has recently stated that it will continue to police the market and enforce against CBD products, and on March 22, 2021, the agency issued warning letters to two companies for selling OTC products labeled as containing CBD, alleging the products were illegally marketed unapproved drugs and misbranded due to prominent featuring of CBD on the labeling, followed by additional warning letters issued in 2021 and 2022. The FDA’s enforcement against the unlawful sale and marketing of CBD products has to date been limited to the issuance of warning letters, but other enforcement means are available to the FDA, including civil and criminal penalties. The FDA’s current prohibition on certain hemp-derived products and the unknowns and associated risks of potential future regulations governing hemp-derived CBD products create risk for the Company’s business.
On January 26, 2023, the FDA announced its conclusion that existing regulatory pathways are not appropriate for CBD and that a new regulatory pathway would benefit consumers by providing safeguards and oversight to manage and minimize risks related to CBD products. The agency also stated it is prepared to work with Congress on this matter and that it "will continue to take action against CBD and other cannabis-derived products to protect the public, in coordination with state regulatory partners, when appropriate" by "monitoring the marketplace, identifying products that pose risks and acting within our authorities." If the FDA does not work expeditiously with Congress to develop a new pathway, or if Congress does not proceed with its own legislative initiatives to advance a regulatory framework for CBD products, this could delay the development of a regulatory regime for CBD and have an adverse effect on the business of the Company. In addition, it is possible a new framework could impose additional regulatory requirements for the marketing of CBD products, which may have an adverse effect on the business of the Company.
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
Regulatory uncertainty with respect to anti-money laundering laws and regulations impact on the CBD and marijuana-related businesses, if revised or resolved unfavorably to the Company’s interests, may have an adverse effect on the Company’s business. The Company is subject to a variety of laws and regulations in Canada and the United States and elsewhere that involve money laundering, financial recordkeeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the "Bank Secrecy Act"), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act"), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), the Criminal Code ("Canada"), as amended and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.
In February 2014, the Financial Crimes Enforcement Network ("FinCEN") of the U.S. Department of the Treasury issued a memorandum providing instructions to banks seeking to provide services to marijuana related businesses (the "FinCEN Memo"). The FinCEN Memo states that in some circumstances, it may not be appropriate to prosecute banks that provide services to marijuana-related businesses for violations of federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on Cannabis-related violations of the CSA. It is unclear at this time whether the current administration will follow the guidelines of the FinCEN Memo. Under U.S. federal law, banks or other financial institutions that provide a Cannabis-related business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.
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
The Company could be adversely affected by violations of the Corruption of Foreign Public Officials Act (Canada), the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws. Our business is subject to the Corruption of Foreign Public Officials Act (Canada) and the U.S. Foreign Corrupt Practices Act ("FCPA") and other similar laws which generally prohibit companies and employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are or will be subject to the anti-bribery laws of any other countries in which we conduct business now or in the future. Our employees or other agents may, without our knowledge and despite our efforts, engage in conduct prohibited under our policies and procedures and under anti-bribery laws, for which we may be held responsible. Our policies mandate compliance with these anti-corruption and anti-bribery laws. However, there can be no assurance that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees, contractors or agents. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.
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
There is no assurance that the Company’s cash flows, and debt or other financing will be sufficient to fund the Company’s operations. As of December 31, 2023 and 2022, the Company had total current liabilities of $23,646 and $21,427 respectively, and cash and cash equivalents of $47,820 and $66,963, respectively, to meet its current obligations. The Company’s ability to fund operating expenses and capital expenditures will depend on its future operating performance and there are no assurances that the Company will be able to access its available debt financing or access additional debt or other financing. If the Company is unable to achieve targeted operating performance or are unable to access existing debt financing or raise additional capital or debt financing on favorable terms, if at all, the Company may be forced to decelerate or curtail certain of our operations until such time as additional debt or capital financing becomes available.
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional discussion regarding its liquidity position.
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
The Company may not be able to successfully implement its growth strategy on a timely basis or at all. The Company’s future success depends, in part, on its ability to implement its growth strategy, including (i) brand product innovations within existing categories and growth into adjacent categories and continued growth of existing products in existing categories; (ii) further penetration into new products and channels; (iii) expansion into select international markets; and (iv) in support of its profitability targets, improvements in the Company’s operating income, gross profit and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") margins. The Company’s ability to implement this growth strategy depends, among other things, on its ability to:
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

The Company may not be able to successfully implement the Company's growth strategy and reach the Company's revenue and profitability improvement targets.
The market for the Company's products and industry is difficult to forecast due to limited and unreliable market data. The Company will need to rely largely on its own market research to forecast industry trends and statistics as detailed forecasts are, with certain exceptions, not generally available from other sources at this early stage of the Cannabis industry. A failure in the demand for the Company’s products to materialize as a result of competition, technological change, change in the regulatory or legal landscape or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company depends on key personnel and its ability to attract and retain employees. The Company's success and future growth will depend, to a significant degree, on the continued efforts of the Company’s directors and officers to develop the business and manage operations, and on their ability to attract and retain key technical, scientific, sales, and marketing staff or consultants. The loss of any key person or the inability to attract and retain new key personnel could have a material adverse effect on the business and financial results from operations. The U.S. hemp and Cannabis industries may have more stringent requirements for personnel, including but not limited to, requirements that they complete criminal background checks, submit financial information, and demonstrate proof of residency, which may make it more challenging for the Company to hire and retain employees. Competition for qualified technical, scientific, sales, and marketing staff, as well as officers and directors can be intense, and no assurance can be provided that the Company will be able to attract or retain key personnel in the future. From time to time, share-based compensation may comprise a significant component of the Company’s compensation for key personnel, and if the price of the Common Shares declines, it may be difficult to recruit and retain such individuals.
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
Further, under certain circumstances, patent term covering our products or product candidates may be extended for time spent during the pendency of the patent application in the U.S. PTO (referred to as PTA, or Patent Term Adjustment). The laws and regulations underlying how the PTO calculates the PTA is subject to change and any such PTA could be challenged by a third-party. If we do not prevail under such a challenge, the PTA may be reduced or eliminated, resulting in a shorter patent term, which may negatively impact our ability to exclude competitors. Recently, the U.S. Court of Appeals for the Federal Circuit handed down a decision in the In re Cellect case that introduces particular uncertainty around PTA calculations. In that case, the court determined that patents with a term that exceeded the term of other patents in the same family—due to PTA extension—were invalid for obvious-type double patenting. If that decision is not overturned, or reversed by Congress, then any PTA in a patent that we have or obtain in the future could be vulnerable to similar invalidity challenges based on other earlier-expiring patents. While the In re Cellect case focused on such challenges from patents in the same family, the court did not address challenges to PTA from patents in other families that we or others may own, and this creates additional uncertainty with respect to PTA calculations. Because PTA added to the term of patents covering biological or pharmaceutical products, and methods of their use has particular value, our business may be adversely affected if the PTA is successfully challenged by a third party and our ability to exclude competitors is reduced or eliminated. In addition, for issued patents where we have PTA we may determine that it is prudent not to file additional applications in that family to preserve that PTA. Such a decision would negatively impact our ability to obtain patents with different scope from the same patent family even though we could be otherwise entitled to such patent protection. If we do not obtain patents on all the subject matter in our patent applications that we are entitled to, our ability to exclude competitors may be harmed.
In addition to changes in patents laws, geopolitical dynamics, including Russia’s recent incursion into Ukraine, may also impact our ability to obtain and enforce patents in particular jurisdictions. If we are unable to obtain and enforce patents as needed in particular markets, our ability to exclude competitors in those markets may be reduced.
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
The Company’s status as a public benefit company and a Certified B Corp may not result in the benefits that the Company anticipates. The Company has elected to be classified as a "Benefit Company" under the BCBCA, in connection with which it will pursue the public benefits identified in its Articles. There is no assurance, however, that the expected positive impact from being a benefit company will be realized.
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
In addition to being a benefit company, the Company has been certified by B Lab as a "Certified B Corp.", which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for

Certified B Corporation certification are set by B Lab, and may change over time, and the Company’s continued certification is at the sole discretion of B Lab. To maintain certification, the Company is required to update its assessment and verify its updated score with B Lab every three years. The Company was first certified in August 2020. There is no guarantee that the Company will be recertified. The Company’s reputation could be harmed if it loses its status as a Certified B Corp, whether by its choice or by its failure to continue to meet the certification requirements. Likewise, the Company’s reputation could be harmed if its publicly reported Certified B Corp score declines.
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
The Company is continually assessing a range of public and private financing options, including secured and unsecured debt, equity, and convertible debt. Although the Company has accessed private financing in the past, there is neither a broad nor deep pool of institutional capital that is available to companies in the U.S. hemp industry. There can be no assurance that additional financing, if raised privately, will be available to the Company when needed or on terms which are acceptable.
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
There is a limited market for the Company’s Common Shares and warrants. The Common Shares are listed on the TSX under the symbol "CWEB". The 2019 Warrants are listed on the TSX under the symbol "CWEB.WT". The 2020 Warrants are listed on the TSX under the symbol "CWEB.WR". The Replacement Warrants are listed on the TSX under the symbol "CWEB.WS". However, there can be no assurance that an active and liquid market for the Common Shares or warrants will be maintained and an investor may find it difficult to resell any securities of the Company.
The market price of the Company’s Common Shares and other listed securities may be volatile. The market price of the Common Shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond the Company’s control. This volatility may affect the ability of holders of the Common Shares to sell their securities at an advantageous price. Such volatility could be subject to significant fluctuations in response to numerous factors including:
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
The Company may issue an unlimited number of shares, and additional issuances could dilute a Shareholder’s holdings. The Company may issue additional Common Shares in the future which may dilute a Shareholder’s holdings in the Company. The Articles permit the issuance of an unlimited number of Common Shares, and an unlimited number of Preferred Shares issuable in series, and Shareholders have no preemptive rights in connection with any further issuances. The directors of the Company have the discretion to determine the provisions attaching to the Common Shares and the price and the terms of issue of further Common Shares.
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
The Company faces risks related to its information technology systems and potential cyber-attacks and security and privacy breaches. The Company’s operations depend, in part, on how well it and its third-party service providers protect networks, equipment, information technology ("IT") systems and software against damage from a number of threats, including, but not limited to, cable cuts, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations.
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
The costs of being a public company in both Canada and the United States are high and may strain the Company’s resources. The Company incurs significant legal, accounting, insurance and other expenses as a result of being a public company in both Canada and the United States, which may negatively impact its performance and could cause its results of operations and financial condition to suffer. Compliance with applicable securities laws in Canada and the United States and the rules of the TSX and the U.S. Securities and Exchange Commission ("SEC") (including, but not limited to, preparation and delivery of prescribed continuous disclosure forms, payment of listing fees, potential costs associated with shareholder actions or dissenting shareholder activity, costs associated with regulatory reviews and costs associated with changes in laws or regulations) constitutes a significant expense, including legal and accounting costs, and makes some activities more time-consuming and costly. Reporting and other obligations as a public company may place a strain on the Company’s financial and management systems, processes and controls, as well as on personnel.
The Company’s internal controls over financial reporting may not be effective, and the Company’s independent auditors may be unwilling or unable to provide us, when required, with an attestation report on the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. The Company is subject to reporting and other obligations under applicable Canadian securities laws and rules of any stock exchange on which the Common Shares are listed, including National Instrument 52-109 – Certification of Disclosure in Issuers’ Annual and Interim Filings of the Canadian Securities Administrators, and is subject to U.S. securities reporting and regulatory requirements. These reporting and other obligations place significant demands on the Company’s management, administrative, operational and accounting resources. If the Company is unable to accomplish any such necessary objectives in a timely and effective manner, the Company’s ability to comply with its financial reporting obligations and other rules applicable to reporting issuers could be impaired. Moreover, any failure to maintain effective internal controls could cause the Company to fail to satisfy its reporting obligations or result in material misstatements in its financial statements. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results could be materially adversely affected which could also cause investors to lose confidence in the Company’s reported financial information, which could result in a reduction in the trading price of the Common Shares.
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

The Company may have to amend prior financial reporting. The Company's auditors (former and current) are subject to standard review by the Canadian Public Accountability Board, the Public Company Accounting Oversight Board and similar oversight bodies and regulatory authorities in Canada and the United States. Such reviews could result in the Company being required to amend prior financial reporting, which could divert Company resources to such process.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy:
The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. The Company has designed and implemented a cybersecurity incident response plan and related processes, which are overseen by a team of internal cybersecurity professionals, including individuals with over ten (10) years’ experience handling vulnerability and security management, system upgrades, mitigation initiatives, user education and system re/accreditation. The Company provides regular desk-top educational training and incident simulation exercises to better address potential cyber security incidences and response thereto.
Cybersecurity threats are identified by the Incident Response Team ("Response Team") pursuant to the Cybersecurity Response Policy ("Cybersecurity Policy") and escalated to the Enterprise Risk Management Executive Committee ("ERM Committee") or member thereof pursuant to criteria set forth in this policy (See “Governance—Management” below for further discussion of the ERM Committee and the members of management comprising the ERM Committee). These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers.

The Company’s Chief Digital and eCommerce Officer (CDEO) oversees the Company’s incident response plan and related processes designed to assess and manage material risks from cybersecurity threats. The CDEO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in the Company’s incident response plan and related processes. The experience of our Response Team includes cybersecurity incident response, in-depth security assessments and security evaluation exercises to evaluate security profile, security research, education and outreach, and security tool development.
The Company does not use any third-party consultants for assessment, management or identification of cyber security risks. The Response Team conducts regular internal testing of the Company’s cyber security systems.
Governance:
Board of Directors
The Audit Committee operates under a written charter adopted by the Company’s board of directors. The Audit Committee oversees, among other things, a system of internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The Audit Committee is also responsible for the adequacy and effectiveness of the Company’s internal controls, including those internal controls that are designed to assess, identify, and manage material risks from cybersecurity threats.
The Audit Committee is informed of material risks from cybersecurity threats pursuant to escalation criteria set forth in the Company’s disclosure controls and procedures. Further, the ERM Committee reports material risks from cybersecurity threats to the Company’s Audit Committee and/or board of directors on a regular basis. The Company’s Board of Directors has received training on cyber security and governance of the Company’s processes for minimizing threats and response to incidences.
Management
The Company’s management, including members of its ERM Committee, the Response Team, and the Company’s CDEO, assess and manage material risks from cybersecurity threats. The ERM Committee is responsible for establishing and monitoring the integrity and effectiveness of controls and other procedures, which are designed to ensure that (1) all information required to be disclosed is recorded, processed, summarized, and reported accurately and on a timely basis, and (2) all such information is accumulated and communicated to the Audit Committee, as appropriate, to allow for timely decisions regarding such disclosures. The controls and procedures subject to the ERM Committee’s oversight include processes related to managing material risks from cybersecurity threats. Accordingly, the Company’s cybersecurity risk management processes have been integrated into the Company’s overall enterprise risk management processes.
The Chief Executive Officer, Chief Financial Officer, Chief Commercial Officer, Chief Operating Officer, and General Counsel comprise the Company’s ERM Committee. The ERM Committee is responsible for establishing and monitoring the integrity and effectiveness of controls and other procedures, including controls and procedures related to managing material risks from cybersecurity threats, which are designed to ensure that (1) all information required to be disclosed is recorded, processed, summarized, and reported accurately and on a timely basis, and (2) all such information is accumulated and communicated to management and the Audit Committee, as appropriate, to allow for timely decisions regarding such disclosures.
The CDEO or a delegate thereof informs the ERM Committee of cybersecurity incidents that may be material pursuant to escalation criteria set forth in the Company’s Cybersecurity Policy and related processes. The CDEO regularly reports to the ERM Committee concerning material risks from cybersecurity threats to the extent necessary pursuant to the escalation criteria set forth in the Company’s processes described herein.
As of the date of this Annual Report on Form 10-K, the Company is not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For additional information concerning risks related to cybersecurity, see Item 1.A. Risk Factors.

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
700 Tech Court
On May 7, 2019, EJ 700 Tech Court LLC entered into a lease agreement with Charlotte’s Web, Inc. for a period of 126 months commencing on September 1, 2019 for the premises located at the LOFT at 700 Tech Court, Louisville, Colorado (the "Tech Court Lease Agreement"), a cGMP facility. Following a lease abatement period for the first six months of no monthly rent payments, the monthly base rent for the remainder of the term of the lease is an average of $143,732 per month. The foregoing description is qualified in its entirety by reference to the Tech Court Lease Agreement
1801 California Street
On May 11, 2021, Molson Coors Beverage Company ("Molson Coors"), as tenant and sublandlord, and Charlotte’s Web, Inc., as subtenant, entered in a sublease agreement covering and describing the premises known as the entire 47th floor of a building located at 1801 California Street in Denver, Colorado comprising 22,389 rentable square feet (the "1801 California Sublease"), leased by Molson Coors from BOP 1801 California Street II LLC and BPREP 1801 California Street JV, LLC (collectively, as the landlord), in that certain Lease of Office Space agreement dated November 26, 2014, as amended from time-to-time. Pursuant to the terms of the 1801 California Sublease, the term of the sublease was to begin on July 1, 2021 and end on March 31, 2027. The 1801 California Sublease contained a lease abatement provision for the first seven months with no rent due, and a monthly base rent for the remainder of the first 12 months of the lease term of $37,315.00. The foregoing description is qualified in its entirety by reference to the 1801 California Sublease.
On June 15, 2021, Molson Coors and the Company entered into that certain First Amendment to Sublease Agreement (the "First Amendment to the 1801 California Sublease"), whereby the Company agreed to sublease the 48th floor of 1801 California Street given that the 47th floor as contemplated in the 1801 California Sublease was unavailable to the Company. The First Amendment to the 1801 California Sublease contained same rent abatement term for the first seven months of the lease term, and thereafter includes a monthly installment for the term of the lease of approximately $39,269. The foregoing description is qualified in its entirety by reference to the First Amendment to the1801 California Sublease.

1600 Pearl Street
On May 12, 2021, Charlotte’s Web, Inc. and Outside Interactive, Inc. ("Outside Interactive") entered into a sublease agreement whereby Charlotte’s Web, Inc. agreed to sublease to Outside Interactive, as subtenant, the entirety of the 42,191 of rentable square feet (consisting of Suite 300, Suite 100, and the Basement/Garden Level) under the 1600 Pearl Street Sublease Agreement commencing on June 1, 2021 and expiring on August 31, 2025 (the "Outside Interactive Sublease Agreement"). The Outside Interactive Sublease Agreement included a rent abatement period during the first seven months of the lease providing for $0 monthly rent. The average monthly installment for the term of the lease after the rent abatement period is $90,695. Upon receiving the landlord’s consent to the sublease, Outside Interactive delivered to Charlotte’s Web, Inc. an unconditional, irrevocable, and transferrable letter of credit in the amount of $500,000 to secure Outside Interactive’s full performance of its obligations under the Outside Interactive Sublease Agreement, naming Charlotte’s Web, Inc. as beneficiary. The foregoing description is qualified in its entirety by reference to the Outside Interactive Sublease Agreement.
* * * * * * *
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
* * * * * * *
Item 4. Mine Safety Disclosures
Not applicable.
* * * * * * *

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Shares of the Company are traded on the TSX under the symbol "CWEB". The following table sets forth trading information for the Common Shares for the periods indicated, as quoted on the TSX.

Period	Low Trading Price (C$)		High Trading Price (C$)
Year Ending December 31, 2024
First Quarter (through March 18, 2024)	C$	0.18	C$	0.30
Year Ended December 31, 2023
Fourth Quarter (December 31, 2023)	C$	0.24	C$	0.49
Third Quarter (September 30, 2023)	C$	0.23	C$	0.63
Second Quarter (June 30, 2023)	C$	0.22	C$	0.50
First Quarter (March 31, 2023)	C$	0.40	C$	0.84
The Common Shares of the Company are also traded on the OTCQX Market under the symbol "CWBHF". But there is otherwise no established public trading market for the Common Shares in the U.S. The following table sets forth trading information for the Common Shares for the periods indicated, as quoted on the OTCQX. The OTCQX market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	Low Trading Price ($)	High Trading Price ($)
Year Ending December 31, 2024
First Quarter (through March 18, 2024)	$0.12	$0.21
Year Ended December 31, 2023
Fourth Quarter (December 31, 2023)	$0.18	$0.36
Third Quarter (September 30, 2023)	$0.17	$0.47
Second Quarter (June 30, 2023)	$0.17	$0.37
First Quarter (March 31, 2023)	$0.29	$0.62
Holders
As of March 18, 2024, there were 153 holders of record of the Company’s Common Shares. The actual number of holders of our Common Shares is greater than the number of record holders, and includes holders who are beneficial owners, but whose securities are held in "nominee" or "street name" by brokers and other nominees.
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
Recent Sales of Unregistered Securities
The Company did not sell securities during the year ended December 31, 2023, which were not registered under the U.S. Securities Act of 1933, as amended ("U.S. Securities Act") or were not previously reported on a Current Report on Form 8-K.
Use of Proceeds from Registered Offerings
None.
Repurchases
None.
* * * * * * *
Item 6. [Reserved]
* * * * * * *
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by the audited consolidated financial statements and the accompanying notes. Except for historical information, this section's discussion contains forward-looking statements involving risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in Item 1A—"Risk Factors."
MD&A of Charlotte's Web Holdings, Inc.
For purposes of this discussion, "Charlotte’s Web," "CW," "we," "our," "us," or the "Company" refers to Charlotte’s Web Holdings, Inc. and its subsidiaries: Charlotte’s Web, Inc. and Abacus Products, Inc., and its wholly-owned subsidiaries; Abacus Wellness, Inc. and CBD Pharmaceuticals Ltd. This management’s discussion and analysis of financial condition and results of operations ("MD&A") is provided as of March 21, 2024 and should be read together with the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2023 and December 31, 2022. The results herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Amounts are presented in thousands of United States dollars, unless otherwise indicated.
BUSINESS OVERVIEW
Charlotte’s Web Holdings, Inc. is a Certified B Corp headquartered in Louisville, Colorado, which conducts the majority of its business in the United States. The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte’s Web™, ReCreateTM, CBD Medic™, CBD Clinic™, and Harmony Hemp™. Charlotte’s Web premium quality products start with proprietary hemp genetics that are 100% North American farm-grown and are then manufactured into hemp extracts containing naturally occurring phytocannabinoids including CBD, cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other cannabinoids and beneficial hemp compounds. The Company is headquartered in a cGMP compliant facility in Louisville, Colorado, where the Company conducts its production of tinctures, distribution, and quality control activities as well as research and development ("R&D"). Charlotte’s Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies, capsules, CBD topical creams and lotions, and pet products. The Company also offers NSF Certified for Sports® broad spectrum tincture and gummy products. Charlotte’s Web products are distributed to retailers and health care practitioners, and online through the Company’s website at www.CharlottesWeb.com. The information provided on the website is not part of this MD&A.

The Company's business consists of the farming, manufacturing, marketing, and sales of hemp-derived CBD wellness products. As of December 31, 2023, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products. The executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.
The Company’s primary products are made from proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids, and other hemp compounds. The Company believes the presence of these various compounds work synergistically to heighten the effects of the products, making them superior to single-compound isolates.
Hemp extracts are produced from Cannabis and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a THC concentration of not more than 0.3% on a dry weight basis. The Company is engaged in research involving a broad variety of compounds derived from Hemp. Where research provides evidence that a greater than 0.3% THC level may have a potential therapeutic use, the Company may consider pursuing development of that use in jurisdictions where it is legal to do so in accordance with applicable regulations and if consistent with the Company’s founding principles. The Company does not have any plans to expand into high THC products in the near future.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Kentucky, Oregon, and Canada. The Hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in the Company's products sold within the United States.
Recent Developments
On April 6, 2023, the Company jointly formed an entity, DeFloria LLC ("DeFloria"), with AJNA BioSciences PBC ("AJNA") and a subsidiary of British American Tobacco PLC (LSE: BATS and NYSE: BTI) ("BAT"). BAT holds an equity interest in DeFloria in the form of 200,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of DeFloria’s voting common units.
The Company’s contribution to DeFloria was a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a Supply Agreement with DeFloria, under which the Company supplies the oils at production cost to develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise and the provision of clinical services. DeFloria is utilizing the investments for the clinical development of a novel hemp botanical Investigational New Drug application and has commenced Phase I clinical development.
On July 11, 2023, the Company expanded its product footprint with the launch of NSF Certified for Sports® broad spectrum gummy products, the Company's lifestyle and botanical wellness brand focused on the combination of organic broad-spectrum CBD and functional botanicals. In June of 2023, the Company announced its partnership as the Official CBD of the Premier Lacrosse League ("PLL").
In early 2023, Charlotte’s Web initiated a plan to move the production of topicals and gummies in-house, and in the third quarter, construction progressed with an initial capital expenditure. On-site manufacturing better utilizes the Company’s existing Louisville production facility, improving gross margins and aligns with the Company’s ongoing efforts to improve overall operating efficiencies.
As of December 31, 2023, several states, including, but not limited to, Alaska, Florida, Maryland, Minnesota, New York, Utah, and Virginia, have adopted new regulations that will impact the Company's ability to sell certain products as currently formulated or packaged in these states. Many of these states have also implemented new THC/CBD limits, age verification, labeling and packaging requirements. The Company continues to assess the business and financial impacts of the new regulations, including steps that can be taken to address the new product formulation and labeling requirements, as well as costs and potential revenue impacts and anticipated timing for such impacts to the Company in these states.
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

Selected Financial Information

	Year Ended December 31,
	2023	2022
Total revenues	$63,155	$74,139
Cost of goods sold	27,589	54,728
Gross profit	$35,566	$19,411
Selling, general, and administrative expenses	75,630	70,060
Goodwill and asset impairments	548	1,837
Operating loss	$(40,612)	$(52,486)
Gain on initial investment in unconsolidated entity	10,700	—
Change in fair value of financial instruments	9,339	(7,480)
Other income (expense), net	(2,694)	744
Income tax expense	(529)	(91)
Net loss	$(23,796)	$(59,313)
Total assets	$152,548	$187,642
Long-term liabilities	$73,344	$88,710
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, distributors, and retail B2B customers.

	Year Ended
	December 31,		% Increase (Decrease)
	2023	2022
Direct-to-consumer ("DTC") revenue	$42,625	$50,700	(15.9)%
Business-to-business ("B2B") revenue	20,530	23,439	(12.4)%
Total revenue	$63,155	$74,139	(14.8)%
Total revenue for the year ended December 31, 2023, was $63,155, a decrease of 14.8% compared to the year ended December 31, 2022.
DTC e-commerce revenue decreased 15.9% compared to the year ended December 31, 2022. Lower year-over-year revenue was primarily due to lower traffic and sales through the Company’s webstore. The Company is revamping its e-commerce platform and upgrading its overall technology platform to enhance the consumer experience and increase traffic.
B2B revenue decreased 12.4% compared to the year ended December 31, 2022. The decrease was primarily due to lower comparable shipments to some of the Company’s retail customers in 2023 who reduced total shelf space for CBD products, exited the CBD category, or closed retail locations. Charlotte’s Web remains the market share leader in combined SPINs and LLC/IRI measurements of total retail.
Cost of Goods Sold
Cost of goods sold includes the cost of inventory sold, changes in inventory provisions, and other production costs expensed. Other production costs include direct and indirect production costs, including direct labor, processing, testing, packaging, quality assurance, security, shipping, depreciation of production equipment, indirect labor, including production management, and other related expenses. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, mix of products sold, third-party quality costs, transportation, overhead allocations, and changes in inventory provisions.

The components of cost of goods sold are as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2023	2022
Inventory expensed to cost of goods sold	19,757	23,161	(14.7)%
Inventory provision, net	1,039	23,394	(95.6)%
Other production costs	3,222	4,768	(32.4)%
Depreciation and amortization	3,571	3,405	4.9%
Cost of goods sold	$27,589	$54,728	(49.6)%
Cost of goods sold decreased 49.6% for the year ended December 31, 2023 compared to the same period in 2022. Inventory and other production costs that were expensed to cost of goods declined for the current year proportionately with revenue, with a further reduction of inventory provisions.
The inventory provision is estimated by management based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess, or aged inventories based on product shelf life. Inventory obsolescence is impacted by changes or prospective probable changes in the regulatory environments. For the year ended December 31, 2022, the Company's inventory provision was primarily due to the reserve for Hemp inventory of $20,349. Management determined that this inventory would no longer be used in product formulations as a result of Colorado's anticipated regulatory changes based on Senate Bill 22-205, as well as aged finished goods. For the year ended December 31, 2023, there was no similar inventory provision.
Depreciation and amortization expense for the year ended December 31, 2023 and 2022 was $15,160 and $8,968, respectively, of which $3,571 and $3,405, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $11,589 and $5,563, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, revenue mix between DTC e-commerce and B2B, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2023	2022
Gross profit	$35,566	$19,411	83.2%
Gross margin	56.3%	26.2%	114.9%
Gross profit for the year ended December 31, 2023 was $35,566, compared to $19,411 for the year ended December 31, 2022, which included much larger inventory provisions of $23,394 in cost of goods sold. Before inventory provisions, gross profit was $36,605 and $42,805, respectively. The decrease in 2023 reflects the lower revenue in both DTC and B2B channels as discussed above. Gross margin reported for the years ended December 31, 2023 and 2022 was 56.3%, and 26.2% respectively. Before inventory provisions, gross margin for the years ended December 31, 2023 and 2022 was 58.0% and 57.7%, benefiting in 2023 from manufacturing efficiencies and improved costs of goods sold, despite lower year-over-year sales volume.

Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2023	2022
Selling, general, and administrative expenses	$75,630	$70,060	8.0%
Total Selling, general, and administrative expenses for the year ended December 31, 2023 and 2022 were $75,630 and $70,060, respectively. The 8.0% increase for the current year is primarily due to the amortization related to the MLB license and media rights assets of $9,794, compared to $2,034 for the year ended December 31, 2022. Additionally, for the year ended December 31, 2022, an Employee Retention Credit ("ERC") tax benefit of $4,106 was recognized reducing Selling, general, and administrative expense.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the year ended December 31, 2023 and 2022 were $11,589 and $5,563, respectively.
Total research and development expenses for the year ended December 31, 2023 and 2022 were $2,964 and $3,435, respectively, expensed to Selling, general, and administrative expense. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses of cannabinoids.
Gain on Initial Investment in Unconsolidated Entity
The initial gain on investment in unconsolidated entity is as follows:

	Year Ended		% (Decrease)/ Increase
	December 31,
	2023	2022
Gain on initial investment in unconsolidated entity	$10,700	$—	100%
The gain on initial investment in unconsolidated entity for the year ended December 31, 2023 was $10,700. The gain was due to the Company jointly forming an entity, DeFloria, with AJNA, and BAT. DeFloria was established to pursue FDA approval for a novel botanical drug to target a neurological condition, with the botanical drug being developed from certain proprietary hemp genetics of the Company. The Company has the ability to select and elected to utilize the fair value option for the investment in DeFloria. As such the initial investment is measured at fair value and remeasured at each reporting date, with changes recognized in changes in fair value of financial instruments.
Total Change in Fair Value of Financial Instruments
The total change in fair value of financial instruments is as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2023	2022
Change in fair value of financial instruments	$9,339	$(7,480)	224.9%
Total change in fair value of financial instruments for the year ended December 31, 2023 and December 31, 2022 was a gain of $9,339 and a loss of $7,480, respectively. For the year ended December 31, 2023, the increase in the change in fair value of financial instruments was primarily due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature resulting in a net gain of $9,609. The fair value of the Company's embedded derivatives and options are revalued at each reporting date, with changes impacted by variability in the Company's share price and implied debt yields.
For the year ended December 31, 2022, the change in fair value of financial instruments was primarily driven by a loss of $10,700 in the fair value of the Company's SBH Purchase Option. The SBH Purchase option is revalued at each reporting date with changes primarily based on financial projections of Stanley Brothers USA and the probability and timing of exercise. Additionally, for the year ended December 31, 2022, the change in fair value of financial instruments was partially offset by the revaluation of the fair value of the Company's debt interest rate conversion feature and debt conversion option resulting in a net gain of $3,220.
Asset Impairments
For the year ended December 31, 2023, an impairment loss to building assets of $548 was recorded within Asset Impairment in the consolidated statement of operations. The impairment resulted from a decline in market conditions at the Company's hemp farm that indicated a fair value less than the carrying value. For the year ended December 31, 2022, the Company recorded an impairment of $1,837 related to operating leases. During the prior year, the Company ceased utilizing the Denver office space and plans to sublease the office space at current market rents.

Provision for Income Taxes

	Year Ended
	December 31,		% Increase (Decrease)
	2023	2022
Income tax expense	$(529)	$(91)	481.3%
Effective tax rate	(2.3)%	(0.2)%
The Company’s effective tax rate during the year ended December 31, 2023 and December 31, 2022 was (2.3)% and (0.2)%, respectively. The effective tax rate for the year ended December 31, 2023 is (2.3)% as the Company continues to believe its deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of December 31, 2023 and December 31, 2022. The decrease in the effective rate for the year ended December 31, 2023 compared to the year ended December 31, 2022, is primarily due to the remeasurement of the valuation allowance as well as changes in convertible debenture.
.

Liquidity and Capital Resources
The Company’s objective when managing its liquidity and capital resources is to provide sufficient short and long-term liquidity to fund net operating losses and capital expenditures while executing strategic growth plans. In the near to mid-term, we are focused on reducing negative cash flows from operations.
On November 14, 2022, the Company entered into a subscription agreement with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI), providing for the issuance of an approximately $56.8 million convertible debenture (the "debenture"). The debenture is convertible into 19.9% ownership of the Company’s Common Shares at a conversion price of C$2.00 per Common Share of the Company on the Toronto Stock Exchange ("TSX"). The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the stated annualized rate of interest shall be reduced to 1.5%. Interest is accrued annually and payable on the maturity date or date of earlier conversion. The maturity date for the debenture is November 2029. The funds from this debenture can be used for operating purposes to fund the Company, as approved by the board of directors or in accordance with the Company’s board-approved budget.
As of December 31, 2023, the Company had total cash and cash equivalents of $47,820, compared to $66,963 at December 31, 2022. The decrease over the twelve-month period is primarily a result of cash used in operating activities of $15,386, and capital expenditures of $3,691 primarily allocated to enabling in-house production of topical and gummy products.
As a result of delays in federal regulation of the hemp CBD industry and lower-than-expected revenue, management began taking actions in 2022 to reduce annual operating costs by lowering employee costs, simplifying the business through rationalizing the number of products produced and sold, reducing the number of third-party co-manufacturers, and lowering spend on non-employee-related SG&A costs. Other than an increase in MLB spend, management has continued these cost saving measures throughout 2023.
The Company filed a final short form base shelf prospectus on May 5, 2021, with Canadian regulators, with a term of 25 months, which allowed the Company to qualify the distribution by way of prospectus in Canada of up to C$350,000 of common shares, preferred shares, warrants, subscription receipts, units, or any combination thereof. The final short-form base prospectus was set to expire on June 6, 2023. The Company filed a prospectus supplement to distribute up to C$60,000 of common shares of the Company (the "Offered Shares") under the ATM Program. As of January 4, 2022, the ATM Program ceased to be available to the Company. Thereafter, the manner in which the Company raises capital will likely require that the Company file registration statements with the SEC related to such activities, which will likely increase the time and expense associated with such activities.
We believe that our existing cash and cash equivalents, and short-term investments will provide sufficient liquidity to fund operations and planned capital expenditures for the next 12 months. The Company’s ability to fund its operations for the longer term will depend on our future operating performance, particularly revenue growth, which can be affected by general economic conditions, industry regulatory changes, and other factors beyond the Company’s control.
In addition to cash provided by operations, the Company may fund long-term liquidity requirements through various sources of capital. The Company regularly considers fundraising opportunities and may decide, from time to time, to raise capital through borrowings or issuances of additional equity and/or debt securities. The Company’s ability to raise funds through the issuance of additional equity and/or debt securities is dependent on a number of factors, including the current state of the capital markets, investor sentiment, and intended use of proceeds.
Cash Flows
Cash Flow from Operating Activities
Net cash used in operating activities for the year ended December 31, 2023 and December 31, 2022 were as follows:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(15,386)	$(5,315)

For the year ended December 31, 2023, the increase in cash used in operations is primarily due to cash outflows of $8,000 associated with the MLB Promotional Rights Agreement, compared to $500 for the year ended December 31, 2022. Additionally, for the year ended December 31, 2022, the Company collected $10,841 from income tax refunds and related interest.
Cash Flow from Investing Activities
Net cash provided by (used in) investing activities for the year ended December 31, 2023 and December 31, 2022 were as follows:

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) investing activities	$(3,506)	$395
For the year ended December 31, 2023, the increase in cash used in investing activities was driven primarily by machinery purchases as part of the Company's plan to in-source topical and gummy production.
Cash Flow from Financing Activities
Net cash provided by (used in) financing activities for the year ended December 31, 2023 and December 31, 2022 were as follows:

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) financing activities	$(251)	$52,389
For the year ended December 31, 2023, the decrease in cash provided by financing activities was primarily due to proceeds from the issuance of a $56.8 million convertible debenture received as of December 31, 2022.
Outstanding Share Data
The Company’s authorized share capital consists of (i) an unlimited number of common shares; (ii) an unlimited number of proportionate voting shares (each proportionate voting share is equal to 400 common shares in terms of voting and economic rights); and (iii) an unlimited number of preferred shares, issuable in series. On November 3, 2021, all outstanding proportionate voting shares of the Company were converted by way of mandatory conversion in accordance with the Company’s Articles, and at the discretion of the Company, into common shares. Following this conversion, and as of the close of business on November 3, 2021, 142,335,464 common shares were issued and outstanding, nil proportionate voting shares were issued and outstanding, and nil preferred shares were issued and outstanding. Pursuant to the Company’s Articles, the Company is no longer authorized to issue additional proportionate voting shares.
As of March 18, 2024, 156,960,668 common shares were issued and outstanding, and nil preferred shares were issued and outstanding. As of March 18, 2024, potential dilutive securities include (i) stock options exercisable to purchase 985,012 common shares pursuant to the Company’s 2015 legacy option plan with a weighted average exercise price of $0.56; (ii) stock options exercisable to purchase 4,537,930 common shares pursuant to the Company’s 2018 option plan, as amended, with a weighted average exercise price of $1.33; (iii) 4,125,000 restricted share units ("RSUs"). Each option, restricted share award, and convertible share entitles the holder to purchase one common share.
Off-Balance Sheet Arrangements
As of December 31, 2023, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Related party transactions
Effective November 2020, the Company issued a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable was secured by equity instruments with certain founders of the Company, bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. Effective December 28, 2023, the Company entered into a second amendment of the promissory note to extend the maturity date to November 13, 2024. According to the terms of the agreement, no additional interest will accrue through the payment date. For the year ended December 31, 2022, the Company established a reserve against the note receivable due to a decline in collateral and risk associated with collectability and therefore expensed the outstanding balance of $1,037.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3 "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain Company founders, who are or were employees at the time, are the majority shareholders of Stanley Brothers USA.
Effective January 5, 2023, the Company entered into a Brand License and Option Agreement with JMS Brands LLC, an entity owned by one of the Company’s founders. Pursuant to the Brand License and Option Agreement, the Company licenses certain intellectual property from JMS Brands LLC for an annual license fee of $500. As of January 5, 2024, the Brand License and Option Agreement has expired.
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. BAT holds an equity interest in the entity in the form of 200,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. On February 12, 2024, BAT invested an additional $3 million in the form of convertible debt. The Company and AJNA each hold 400,000 of the entity’s voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest-bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of December 31, 2023, the remaining note receivable of $128 is presented in other assets in the consolidated balance sheets. On February 12, 2024, the Company and DeFloria entered into a Master Services Agreement ("Services Agreement") in which the Company will be compensated for the provision of certain services to DeFloria.
As of December 31, 2023, the Name and Likeness and License Agreement has reached its conclusion. The agreement included the payment of a nominal per diem fee for specifically requested activities as brand ambassadors for the Company. Upon execution of the consulting agreement, the Company paid $2,081 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the Stanley Brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants. For the year ended December 31, 2022, the Company recognized $1,025 of sales and marketing expenses in the condensed consolidated statements of operations related to this agreement.
Recently Adopted Accounting Pronouncements
There are no new accounting pronouncements adopted by the FASB that had or may have a material impact on the accompanying consolidated financial statements.
Critical Accounting Policies and Estimates
Listed below are the accounting policies and estimates we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue, or expense being reported. Please also refer to note "Summary of Significant Accounting Policies and Use of Estimates" of our notes to consolidated financial statements for a discussion on recently adopted and issued accounting pronouncements.
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
Investment in Unconsolidated Entities
The Company has a variable interest in the investment in DeFloria; however, the Company is not the primary beneficiary of DeFloria as it lacks the power to direct DeFloria's key activities. The Company concluded that the investment in DeFloria should not be consolidated. In accordance with ASC 825-10, equity method investments are eligible for the fair value option as they represent recognized financial assets. As the Company was not required to consolidate the investment and does not meet any of the other scope exceptions, the Company had the ability to adopt the fair value option for the investment at inception. The investment was remeasured at fair value after each reporting date, with changes recognized in consolidated statements of operations, as changes in fair value of financial instruments for the period.
The use of assumptions for the fair value determination of the investment in Defloria included a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. To determine the value of the investment, the Company utilizes an Option Pricing Model (OPM). The OPM considers the various terms of the stockholder agreements, including the level of seniority among the securities, dividend policy, conversion ratios, and cash allocations upon liquidation of the entity. The OPM is appropriate when the range of potential future outcomes is difficult to predict with any certainty.
Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less any applicable selling expenses. Cost includes all expenses for direct raw materials inputs, as well as costs directly attributable to the manufacturing process, as well as suitable portions of related production overheads, based on normal operating capacity. Cost is determined by use of the weighted average method. To determine if a provision for inventories is required, the Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence. The Company’s inventories of harvested hemp are recorded at cost to grow and harvest. Raw materials costs, as well as production costs, are included in the carrying value of the Company’s finished goods inventory. The Company's inventory production process for cannabinoid products includes cultivating botanical raw material. Because of the duration of the cultivation process, a portion of the inventory will not be sold within one year. Consistent with the practice in other industries that cultivate botanical raw materials, all inventory is classified as a current asset.
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite-lived intangibles and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the consolidated statements of operations. There was $548 and $1,837 of impairment losses recognized related to long-lived assets for the year ended December 31, 2023 and December 31, 2022, respectively.
Convertible Debenture
The Company determined that the debenture is a freestanding financial instrument which includes embedded derivatives. The embedded derivatives have been bifurcated from the debenture and accounted for separately in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company reviewed the terms of the debenture and identified two material embedded features which required bifurcation and separate accounting pursuant to the provisions of ASC 815: 1) the interest rate conversion feature based on changes in federal regulations, and 2) the debt conversion option to common shares. The debt interest rate conversion feature is classified as a derivative asset and measured at fair value using a probability-weighted income approach. The debt conversion option is classified as a derivative liability and measured at fair value using a Black-Scholes option pricing model. The Company allocated proceeds first to the derivatives measured at fair value and the residual amount was allocated to the debenture. Debt issuance costs are allocated to the debenture. The debt issuance costs are presented as a direct reduction from the face value of the debenture and amortized over the stated term of the debenture.
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
Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income or loss, earnings history, forecasting reliability. It is the Company's policy to offset indefinite lived deferred tax assets with indefinite lived deferred tax liabilities. The Company provided a full valuation allowance on deferred tax assets because it is more likely than not that deferred tax assets will not be realized.
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2019. The Company has recorded an uncertain tax position as of December 31, 2023 and December 31, 2022. The Company’s policy is to recognize interest and penalties on taxes, if any, within the statement of operations as income tax expense.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customer ("ASC 606"). The Company elected to early adopt ASC 606 as of January 1, 2018, as permitted by the standard. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under the standard, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of revenue accounting, the Company evaluates the goods or services promised within each contract-related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
The Company recognizes revenue from customers when control of the goods or services is transferred to the customer, generally when products are shipped, at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. Freight revenue is included in revenue on the consolidated statements of operations and is generally exempt from state sales taxes. Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statements of operations. Contracts are written to include standard discounts and allowances. Contracts are not written to include advertising allowances, tiered discounts, or any other performance obligation. Since the Company’s contracts involve the delivery of various tangible products, the arrangements are considered to contain only a single performance obligation; as such, there is no allocation of the transaction price. The Company also offers e-commerce discounts and promotions through its online rewards program. The Charlotte’s Web Loyalty Program offers customers rewards points for every dollar spent through the Company website to earn store credit for future purchases. The Company defers recognition of revenue for unredeemed awards until the following occurs: (1) rewards are redeemed by the consumer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns.
Any product that does not meet the customer’s expectations can be returned within the first 30 days of delivery in exchange for another product or for a full refund. Generally, any product sold through a distributor or retailer must be returned to the original purchase location for any return or exchange. The Company accounts for customer returns utilizing the "expected value method". Expected amounts are excluded from revenue and recorded as a "refund liability" that represents the Company’s obligation to return the customer’s consideration. Estimates are based on actual historical and current specific data.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Fair Value
The Company’s financial assets include cash and cash equivalents, accounts receivables, notes receivable, investments in unconsolidated entities, an SBH purchase option, and other derivative assets. Financial liabilities include accounts payable and accrued and other current liabilities, cultivation liabilities, notes payable, lease obligations, convertible debenture, and derivative liability. The carrying amounts of current assets and liabilities approximate their fair value due to their short period to maturity. The derivative financial assets and liabilities are measured at fair value through profit or loss ("FVTPL"). The fair value measurement of the Company’s financial and non-financial assets and liabilities utilizes market observable inputs and data as far as possible. Inputs used in determining fair value measurements are categorized into different levels based on how observable the inputs used in the valuation technique utilized are (the 'fair value hierarchy'):
- Level 1: Quoted prices in active markets for identical items (unadjusted);
- Level 2: Observable direct or indirect inputs other than Level 1 inputs; and
- Level 3: Unobservable inputs (i.e., not derived from market data).
The classification of an item into the above levels is based on the lowest level of the inputs used that has a significant effect on the fair value measurement of the item. Transfers of items between levels are recognized in the period they occur. The Company's cash and cash equivalents are subject to a level 1 valuation. The Company’s derivative liabilities are subject to a level 2 valuation. The Company’s SBH purchase option, other derivative assets, and investment in unconsolidated entity are subject to a level 3 valuation. The basis of the valuation of the derivative financial assets and liabilities, as well as the investment in an unconsolidated entity, are fair value. Refer to the "Fair Value Measurements" note for additional analysis of fair value instruments.
Market Risk
Market risk is the risk that changes in market prices, such as foreign exchange rates and interest rates, will affect the Company’s income or the value of it holding financial instruments. The Company conducts sales transactions with foreign entities. The transactions are primarily denominated in USD, the functional currency. On November 11, 2022, the Company entered into a subscription agreement with BAT Group for $56.8 million convertible debenture. The debenture was denominated in Canadian Dollars ("CAD" or "C$") C$75.3 million per the subscription agreement and translated to USD on the transaction date. The Company remeasures the debenture and the derivatives associated with the debenture at each balance sheet date using the CAD to USD exchange rate as of that balance sheet date. The Company recognizes the resulting foreign currency gain or loss within the statement of operation during the period. See additional discussion of foreign currency translation related to the convertible debenture within note "Debt".
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The Company’s accounts receivable and accounts payable are non-interest bearing. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company does not have any debt instruments outstanding with variable interest rates at December 31, 2023 and December 31, 2022 (see note "Debt"). Changes in market interest rates cause the fair value of long-term debt with fixed interest rates to fluctuate; however, does not impact net income as the Company records debt at amortized cost, and the carrying value does not change as interest rates change.

Credit Risk
Credit risk refers to the risk that a counterparty will default on its contractual obligation, resulting in financial loss to the Company. Such risks arise primarily from certain financial assets held by the Company consisting of accounts receivable, note receivables, and deposits. The Company applies the current expected credit loss ("CECL") standard to estimate its allowance for credit losses on all receivables. The loss allowance provision is based on the Company’s historical collection and loss experience as well as forward-looking factors, where appropriate.
Liquidity Risk
Liquidity risk is the risk that the Company will not be able to meet its obligations as they become due. The Company manages liquidity risk by evaluating working capital and forecasting long-term financial liabilities, as well as forecasting cash inflows and outflows from business operations. The Company’s cash and cash equivalents balances at December 31, 2023, and December 31, 2022, were $47,820 and $66,963, respectively. Net working capital at December 31, 2023, and December 31, 2022, was $54,526 and $82,334, respectively.
* * * * * * *

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Charlotte’s Web Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Charlotte’s Web Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
Denver, Colorado
March 21, 2024

CHARLOTTE’S WEB HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$47,820	$66,963
Accounts receivable, net	1,950	1,847
Inventories, net	21,538	26,953
Prepaid expenses and other current assets	6,864	7,998
Total current assets	78,172	103,761
Property and equipment, net	27,513	29,330
License and media rights	17,070	26,871
Operating lease right-of-use assets, net	14,601	16,519
Investment in unconsolidated entity	11,000	—
SBH purchase option and other derivative assets	2,602	3,620
Intangible assets, net	887	1,771
Other long-term assets	703	5,770
Total assets	$152,548	$187,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,860	$4,018
Accrued and other current liabilities	8,682	7,344
Lease obligations – current	2,252	2,306
License and media rights payable - current	9,852	7,759
Total current liabilities	23,646	21,427
Convertible debenture	42,528	37,421
Lease obligations	15,655	17,905
License and media rights payable	11,338	20,383
Derivative and other long-term liabilities	3,823	13,001
Total liabilities	96,990	110,137
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized; 154,332,366 and 152,135,026 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	327,280	325,431
Accumulated deficit	(271,723)	(247,927)
Total shareholders’ equity	55,558	77,505
Total liabilities and shareholders’ equity	$152,548	$187,642
See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$63,155	$74,139
Cost of goods sold	27,589	54,728
Gross profit	35,566	19,411

Selling, general and administrative expenses	75,630	70,060
Asset impairment	548	1,837
Operating loss	(40,612)	(52,486)

Gain on initial investment in unconsolidated entity	10,700	—
Change in fair value of financial instruments	9,339	(7,480)
Other income (expense), net	(2,694)	744
Loss before provision for income taxes	$(23,267)	$(59,222)
Income tax expense	(529)	(91)
Net loss	$(23,796)	$(59,313)

Per common share amounts (Note 12)
Net loss per common share, basic and diluted	$(0.16)	$(0.40)

See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance—December 31, 2021	144,659,964	$1	$319,059	$(188,614)	$130,446
Common shares issued upon vesting of restricted share units, net of withholdings	947,396	—	(190)	—	(190)
Harmony Hemp contingent equity compensation	169,045	—	164	—	164
Common share issuance license and media agreement	6,119,121	—	3,060	—	3,060
ATM Program, net of share issuance costs	239,500	—	(65)	—	(65)
Share-based compensation	—	—	3,403	—	3,403
Net loss	—	—	—	(59,313)	(59,313)
Balance—December 31, 2022	152,135,026	$1	$325,431	$(247,927)	$77,505
Common shares issued upon vesting of restricted share units, net of withholding	2,197,340	—	(251)	—	(251)
Share-based compensation	—	—	2,100	—	2,100
Net loss	—	—	—	(23,796)	(23,796)
Balance—December 31, 2023	154,332,366	$1	$327,280	$(271,723)	$55,558

See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(23,796)	$(59,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,160	8,968
Change in fair value of financial instruments	(9,339)	7,480
Gain on initial investment in unconsolidated entity	(10,700)	—
Convertible debenture and other accrued interest	3,857	—
Share-based compensation	2,100	3,403
Changes in right-of-use assets	1,918	2,146
Allowance for credit losses	1,240	1,226
Inventory provision	1,039	23,394
Asset impairment	548	1,837
Other	4,456	774
Changes in operating assets and liabilities:
Accounts receivable, net	(809)	2,946
Inventories, net	4,376	1,730
Prepaid expenses and other current assets	85	3,781
Operating lease obligations	(2,304)	(2,012)
Accounts payable, accrued and other liabilities	151	(3,577)
License and media rights payable	(8,000)	(500)
Income tax and other receivable	4,261	10,764
Cultivation liabilities	(249)	(4,000)
Other operating assets and liabilities, net	620	(4,362)
Net cash used in operating activities	(15,386)	(5,315)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(3,691)	(265)
Proceeds from sale of assets	185	660
Net cash provided by (used in) investing activities	(3,506)	395
Cash flows from financing activities:
Other financing activities	(251)	52,389
Net cash provided by financing activities	(251)	52,389
Net increase (decrease) in cash and cash equivalents	(19,143)	47,469
Cash and cash equivalents —beginning of year	66,963	19,494
Cash and cash equivalents —end of year	$47,820	$66,963
Non-cash activities:
Non-cash purchase of license and media rights assets	—	(31,399)
Non-cash share issuance for license and media rights agreement	—	(3,060)
Non-cash issuance of note receivable	(170)
Non-cash purchases of property and equipment and intangibles	(233)	—
See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of the Business
Charlotte’s Web Holdings, Inc. together with its subsidiaries, (collectively "Charlotte's Web" or the "Company") is a public company incorporated pursuant to the laws of the Province of British Columbia and is also a Certified B Corp. The Company’s common shares are publicly listed on the Toronto Stock Exchange ("TSX") under the symbol "CWEB" and quoted on the OTCQX under the symbol "CWBHF." The Company’s corporate headquarters is located in Louisville, Colorado, in the United States of America. The majority of the Company's business is conducted in the United States of America.
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
The Company’s product categories include full spectrum hemp extract oil tinctures (liquid product), gummies, capsules, CBD topical creams and lotions, and pet products. The Company’s products are distributed through its e-commerce website, third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar specialty retailers.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Kentucky, Oregon, and Canada. The Hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in products sold within the United States.
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
Smaller Reporting Company Status
The Company is a "smaller reporting company" as defined in the Exchange Act of 1934, as amended ("Exchange Act") Rule 12b-2. As a result, the Company is eligible to take advantage of certain reduced disclosure and other requirements that are otherwise applicable to public companies including; however, not limited to, not being subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of its common shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (2) its annual revenues equaled or exceeded $100 million during such completed fiscal year and the aggregate worldwide market value of its common shares held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, comparisons are to comparable prior periods, and 2023 and 2022 refer to the 12 months ended December 31, 2023, and December 31, 2022, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make informed estimates, judgments, and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosures in the accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to any (i) inventory provision, (ii) underlying assumptions that affect the potential impairment of goodwill and long-lived assets, (iii) ability to realize income tax benefits associated with deferred tax assets, (iv) underlying assumptions that affect the fair value of the SBH purchase option, other derivative instruments, and investments in unconsolidated entities. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Management’s estimates are based on historical information available at the date of the consolidated financial statements and various other assumptions management believes are reasonable based on the circumstances. Actual results could differ materially from those estimates.
Reclassifications and prior period presentations
Certain amounts presented in prior periods have been reclassified to conform with the current period presentation.
Basic and Diluted Net Loss per Share
Basic net loss per common share is computed by dividing the allocated net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the allocated net loss by the weighted-average number of common shares together with the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued. Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.
Segments
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. As such, the Company has one operating segment, which is the business of hemp-based CBD wellness products. Substantially all long-lived assets are located in the United States and substantially all revenue is attributed to customers based in the United States.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Concentration of Credit Risk
The Company's financial instruments that are potentially exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The cash amounts in deposit accounts held in excess of federally-insured limits were $47,570 and $66,713 as of December 31, 2023 and 2022, respectively. To date, the Company has not experienced any losses on its cash deposits.
The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk; however, has limited risk, as the majority of its sales are transacted with cash. Accounts receivable are unsecured, and the Company does not require collateral from its customers. As of December 31, 2023 and 2022, no single customer accounted for more than 10% of the Company’s consolidated revenue.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is stated as the amount billed, net of an estimated allowance for credit losses ("ACL"). The Company’s ACL is adjusted periodically and is based on management’s consideration of the age and nature of the past due accounts as well as specific payment issues. The Company considers as past due any receivable balance not collected within its contractual terms. Changes in the Company’s estimate to the ACL is recorded through bad debt expense and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted.
Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. Cost includes all expenses for direct raw materials inputs, as well as costs directly attributable to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Cost is determined by use of the weighted average method. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence, including State and Federal regulatory considerations. The Company’s raw materials inventories of harvested hemp are recorded at cost to harvest. Raw materials costs as well as production costs are included in the carrying value of the Company’s finished goods inventory. The Company's inventory production process for cannabinoid products includes the cultivation of botanical raw material. Due to the duration of the cultivation process, a portion of the inventory will not be sold within one year. Consistent with the practice in other industries that cultivate botanical raw materials, all inventory is classified as a current asset. Refer to Note 4 "Inventories" for further discussion.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following amounts (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$2,813	$2,612
License and media rights	2,500	2,500
Deposits	1,172	2,313
Other miscellaneous receivables	379	573
Total prepaid expenses and other current assets	$6,864	$7,998

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
Amortization is calculated on the straight-line basis over the following estimated useful lives of the assets:

Software	2-4 years
Patents	15-20 years
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
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. See Note 5 "Property and Equipment, net", for further discussion.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Investment in Unconsolidated Entities
The Company has a variable interest in the investment in DeFloria; however, the Company is not the primary beneficiary of DeFloria as it lacks the power to direct DeFloria's key activities. The Company concluded that the investment in DeFloria should not be consolidated. In accordance with ASC 825-10, equity method investments are eligible for the fair value option as they represent recognized financial assets. As the Company was not required to consolidate the investment and does not meet any of the other scope exceptions, the Company had the ability to adopt the fair value option for the investment at inception. The investment was remeasured at fair value after each reporting date, with changes recognized in consolidated statements of operations, as changes in fair value of financial instruments for the period.
Leases
The Company determines if an arrangement contains a lease at inception based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. Arrangements containing leases are classified as either finance or operating. The Company does not have any finance leases. For operating leases, right-of-use ("ROU") assets are recognized at the lease commencement date and represent the Company’s right to use an underlying asset for the lease term. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the remaining lease term.
Present value of lease payments are discounted based on the Company’s incremental borrowing rate, as the Company’s operating leases generally do not provide an implicit rate. The estimated incremental borrowing rate is based on the information available at the lease commencement date for collateralized borrowings with a similar term, an amount equal to the lease payments and in a similar economic environment where the leased asset is located. The collateralized borrowings were based on the Company’s credit rating corroborated with market credit metrics like debt level and interest coverage.
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
Convertible Debenture
The Company determined that the debenture is a freestanding financial instrument, which includes embedded derivatives. The embedded derivatives have been bifurcated from the debenture and accounted for separately in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company reviewed the terms of the debenture and identified two material embedded features which required bifurcation and separate accounting pursuant to the provisions of ASC 815: i) the interest rate conversion feature based on changes in federal regulations, and ii) the debt conversion option to common shares. The debt interest rate conversion feature is classified as a derivative asset and measured at fair value using a probability weighted income approach. The debt conversion option is classified as a derivative liability and measured at fair value using a Black-Scholes option pricing model. The Company allocated proceeds first to the derivatives measured at fair value and the residual amount is allocated to the debenture. Debt issuance costs are allocated to the debenture. The debt issuance costs are presented as a direct reduction from the face value of the debenture and amortized over the stated term of the debenture. Refer to Note 3 "Fair Value Measurement" and Note 8 "Debt" for additional discussion regarding the convertible debenture and derivative instruments.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Revenue Recognition
The Company recognizes revenue from customers when control of the goods or services are transferred to the customer. This generally occurs when products are shipped, at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. Freight revenue is included in revenue on the consolidated statements of operations, and is generally exempt from state sales taxes. Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the consolidated statements of operations.
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
The Company also offers ecommerce discounts and promotions through its online rewards program. The Charlotte’s Web Loyalty Program offers customers rewards points for every dollar spent through the Company website to earn store credit for future purchases. The Company defers recognition of revenue for unredeemed awards until the following occurs: i) rewards are redeemed by the consumer, ii) points or certificates expire, or iii) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns.
Any product that doesn't meet the customer’s expectations can be returned within the first 30 days of delivery in exchange for another product or for a full refund. Any product sold through a distributor or retailer must be returned in the original purchase location for any return or exchange. The Company accounts for customer returns utilizing the "expected value method". Expected amounts are excluded from revenue and recorded as a "refund liability" that represents the Company’s obligation to return the customer’s consideration. Estimates are based on actual historical and current specific data.
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer ecommerce website, and distributors, retail, wholesale business-to-business customers, and health practitioners. The following table sets forth the disaggregation of the Company’s revenue:

	Year Ended December 31,
	2023	2022
Direct-to-consumer	$42,625	$50,700
Business-to-business	20,530	23,439
Total	$63,155	$74,139
Substantially all of the Company’s revenue is earned in the United States.
Cost of Goods Sold
Cost of goods sold primarily consists of the inventory and production costs for the Company’s products sold during the period, and also includes amortization and depreciation, as well as allocated expenses. For the year ended December 31, 2023 and 2022, cost of goods sold includes $1,039 and $23,394 in inventory provision, respectively. Refer to Note 4 "Inventories" for further discussion.
Selling, General and Administrative
Selling, general and administrative expense primarily consists of compensation and other personnel-related costs, including amortization and depreciation, share-based compensation, marketing and advertising expenses, professional services fees, rent and related costs, insurance premiums, as well as bank and merchant fees. Advertising expenses are expensed as incurred and primarily includes the cost of marketing activities such as online advertising, search engine optimization, promotional activities, and market research. For the years ended December 31, 2023 and 2022, the Company recognized $13,782 and $12,211 of advertising expense, respectively. Selling, general

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
and administrative expense also includes research and development expenses, which are expensed as incurred. For the years ended December 31, 2023 and 2022, the Company recognized $2,964 and $3,435, respectively, of research and development expenses.
Defined Contribution Plan
The Company has a defined contribution plan, under which the Company contributes based on a percentage of the employees’ elected contributions. Defined contribution expense of $565 and $540 was recorded during the years ended December 31, 2023 and December 31, 2022, respectively.
Share-based Compensation
The Company accounts for compensation expense for share-based option awards to employees, non-employee directors, and other non-employees based on the estimated grant date fair value of the options on a straight-line basis over the requisite service period, which is the vesting period for stock options. The fair value of stock options are estimated using the Black-Scholes option pricing model, which requires assumptions and judgments regarding stock price, volatility, risk-free interest rates, dividend yields, and expected option terms. The Company uses the historical volatility and grant date closing price of its publicly traded shares to estimate the grant-date fair value of its stock options. Share-based compensation is recognized net of actual forfeitures when they occur. All share-based compensation costs are recorded in the consolidated statements of operations in selling, general and administrative expense.
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
The Company accounts for uncertainties in income taxes under Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The Company’s tax years prior to 2019 are closed for federal income tax purposes. The Company’s 2019 tax year was opened for examination by the IRS during the second half of 2023. The statute of limitations on assessment with respect to the Company’s 2019 Form 1120 remains open until December 31, 2025, pursuant to an agreed-upon extension to the applicable statute of limitations. The Company’s 2020 through 2022 tax years remain open until the general statute of limitations lapses for each respective tax year. Refer to Note 14 "Income Taxes" for disclosures on uncertain tax position. The Company’s policy is to recognize interest and penalties on taxes, if any, as income tax expense.
Recently Issued Accounting Pronouncements
Other than described below, no new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") had or may have a material impact on the Company’s consolidated financial statements.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
On December 14, 2023 the FASB issued a final standard on improvements to income tax disclosures, ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact, if any, that the updated standard will have on the condensed consolidated financial statements.
On November 27, 2023 the FASB issued ASU 2023-07—Segment Reporting. The new guidance was issued primarily to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. The guidance is effective for calendar year public entities in 2024 year-end financial statements, and should be adopted retrospectively unless impracticable. The Company is currently evaluating the impact, if any, that the updated standard will have on the condensed consolidated financial statements.
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
Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date
Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities
Level 3—Unobservable inputs that are supported by little or no market data for the related assets or liabilities
The categorization of a financial instrument within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments include cash and cash equivalents, accounts receivable and other receivables, notes receivable and payable, SBH purchase option and asset derivatives, accounts payable and accrued liabilities, cultivation liabilities, convertible debenture, liability derivatives, investment in unconsolidated entity, and other current assets and liabilities. At December 31, 2023 and 2022, the carrying amounts of cash and cash equivalents, accounts receivable and other receivables, accounts payable and other current assets and liabilities approximated fair values because of their short-term nature. The carrying value of the notes receivable and cultivation liability approximates the fair value as the stated interest rate approximates market rates currently available to the Company. The carrying value of the convertible debenture approximates the fair value after adjustments for the bifurcated embedded derivatives and other discounts, refer to Note 8 "Debt" note for additional fair value disclosures.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2023 and 2022, by level within the fair value hierarchy:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$1,730	$1,730
Debt interest rate conversion feature	—	—	872	872
Total Financial Assets	$—	$—	$2,602	$2,602

Investment in unconsolidated entity:	$—	$—	$11,000	$11,000

Financial Liabilities:
Debt conversion option	$—	$3,213	$—	$3,213

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$2,300	$2,300
Debt interest rate conversion feature	—	—	1,320	1,320
Total Financial Assets	$—	$—	$3,620	$3,620

Financial Liabilities:
Debt conversion option	$—	$12,995	$—	$12,995
There were no transfers between levels of the hierarchy during the years ended December 31, 2023 and December 31, 2022.
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
BAT holds an equity interest in DeFloria in the form of 200,000 or 100% preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 or 50%, respectively, of DeFloria’s voting common units. The Company’s contribution to DeFloria is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a Supply Agreement with DeFloria, under which the Company supplies the oils at cost used to produce and develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise, and the provision of clinical services. DeFloria is expected to use the investments for the clinical development of a hemp botanical Investigational New Drug application and has commenced Phase I clinical development.
Concurrently with the formation of DeFloria, the Company was issued a warrant to purchase 865,052 shares of Class A Common Stock of AJNA for an exercise price of $2.89 per share. Management determined the warrant should be accounted for in accordance with ASC 321, which requires the warrant to be measured at fair value at issuance and subsequently remeasured at fair value each reporting period. All changes from the remeasurement of the warrant will be recorded as a change in fair value of financial instruments in the statements of

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
operations. The Company determined the fair value of the AJNA warrants to be de minimis and as such no value was recorded as of December 31, 2023.
The Company determined that it has a variable interest in the investment in DeFloria; however, the Company is not the primary beneficiary of DeFloria as it lacks the power to direct DeFloria's key activities. The Company concluded that the investment in DeFloria should not be consolidated. The maximum exposure to loss in the investment in DeFloria is limited to the Company's investment, which is represented by the financial statement carrying amount of its retained interest.
In accordance with ASC 825-10, equity method investments are eligible for the fair value option as they represent recognized financial assets. As the Company is not required to consolidate the investment and does not meet any of the other scope exceptions, the Company had the ability to adopt the fair value option for the investment at inception. Upon formation of the entity, the Company elected the fair value option because it allowed the investment to be valued based on current market conditions. As such, the investment has been remeasured at fair value at each reporting date, with changes recognized in consolidated statements of operations as changes in fair value of financial instruments for the period. For the year ended December 31, 2023, a gain of $300, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the statements of operations. As of December 31, 2023, the DeFloria investment represents an investment of $11,000 within the condensed consolidated balance sheets.
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
The following additional assumptions are used in the model:

December 31,
2023
Expected term (years)	6.27
Volatility	70.0%
Risk-free interest rate	3.9%
Expected dividend yield	—%
Discount for lack of marketability	20.0%
Convertible Debt Derivatives
On November 14, 2022, the Company entered into a subscription agreement (the "Subscription Agreement") with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI, the "Lender"), providing for the issuance of $56.8 million (C$75.3 million) convertible debenture (the "debenture"). The debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company on the TSX. The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from the plant Cannabis sativa L. ("CBD") as an ingredient in food products and dietary supplements in the United States. (The term "federal regulation" is defined as the date that federal laws in the United States permit, authorize or do not prohibit the use of CBD as an ingredient in food products and dietary supplements). Following federal regulation of CBD, the annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 14, 2029 (the "Maturity Date").
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
For the years ended December 31, 2023 and December 31, 2022, a loss of $471 and a gain of $138, respectively, related to the debt interest rate conversion feature was recognized as change in fair value of financial instruments in the statements of operations. As of December 31, 2023 and December 31, 2022, the debt interest rate conversion feature represents a financial asset of $872 and $1,320, respectively, within SBH purchase option and other derivative assets in the consolidated balance sheets.
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

	Year Ended December 31,
	2023	2022
Stated interest rate	5.0%	5.0%
Adjusted interest rate	1.5%	1.5%
Implied debt yield	11.0%	8.6%
Federal regulation probability	various	15.0%
Year of event	various	2025
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
For the years ended December 31, 2023 and December 31, 2022, a gain of $10,080 and $3,082, respectively, related to the debt conversion option was recognized as change in fair value of financial instruments and other in the statements of operations. As of December 31, 2023 and December 31, 2022, the debt conversion option represents a financial liability of $3,213 and $12,995, respectively, within derivative and other long-term liabilities in the consolidated balance sheets.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The following table provides the assumption regarding Level 2 fair value measurements inputs at their measurement dates:

	Year Ended December 31,
	2023	2022
Expected volatility	87.4%	86.7%
Expected term (years)	5.9	6.9
Risk-free interest rate	3.9%	4.0%
Expected dividend yield	—%	—%
Value of underlying share	C$0.27	C$0.73
Exercise price	C$2.00	C$2.00
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
The SBH Purchase Option was purchased for total consideration of $8,000 and has a term of five years (extendable for an additional two years upon payment of additional consideration). The SBH Purchase Option provides the Company the option to acquire all or substantially all the shares of Stanley Brothers USA on the earlier of February 26, 2024 and federal legalization of cannabis in the United States, or such earlier time as Stanley Brothers USA and the Company agree, at a purchase price to be determined at the time of exercise of the SBH Purchase Option. Upon exercise of the SBH Purchase Option, the purchase price will be determined based on application of predetermined multiples of Stanley Brothers USA revenue and EBITDA measures. The Company is not obligated to exercise the SBH Purchase Option. As part of the SBH Purchase Option agreement, Stanley Brothers USA issued the Company a warrant exercisable to purchase 10% of the outstanding Stanley Brothers USA shares and convertible securities that are considered in-the-money, subject to certain conditions and exclusions. The warrant is exercisable at the Company's election for a nominal exercise price in the event the Company elects not to acquire all or substantially all shares of Stanley Brothers USA and expires 60 days after the expiration of the option.
The Company elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the consolidated statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. Changes in fair value measurements, if significant, may affect the performance of cash flows. For the year ended December 31, 2023 and December 31, 2022, a loss of $570 and $10,700, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments and other in the statements of operations. As of December 31, 2023 and December 31, 2022, the SBH Purchase Option represents a financial asset of $1,730 and $2,300 within SBH purchase option and other derivative assets in the consolidated balance sheets.
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

	Year Ended December 31,
	2023	2022
Expected volatility	125.0%	115.0%
Expected term (years)	2.2	2.7
Risk-free interest rate	4.2%	4.3%
Weighted average cost of capital	50.6%	40.0%
4. INVENTORIES
Inventories consist of the following:

	December 31,
	2023	2022

Harvested hemp and seeds	$9,300	$34,763
Raw materials	9,726	10,960
Finished goods	6,320	13,237
	25,346	58,960
Less: inventory provision	(3,808)	(32,007)
Total	$21,538	$26,953
Inventory Provision
For the year ended December 31, 2023, inventory provisions of $1,039 were expensed through cost of goods sold in the consolidated statements of operations. For the year ended December 31, 2023, write-offs of inventory previously reserved for of $29,238 were recognized. During the current year, the Company sold harvested hemp that had a full inventory provision as of December 31, 2022. The sale of hemp resulted in a $12,854 reduction to the inventory provision as of December 31, 2023. For the year ended December 31, 2022, inventory provisions of $23,394 were expensed through cost of goods sold. The increase was primarily due to an additional reserve for Hemp inventory of $20,349 based on the Company's determination during the fourth quarter that this inventory would no longer be used in product formulations as a result of Colorado's anticipated regulatory changes based on Senate Bill 22-205. For the year ended December 31, 2022, write-offs of inventory previously reserved for of $6,722 were recognized.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
5. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	December 31,
	2023	2022

Building	$2,860	$3,409
Machinery and equipment	16,237	16,688
Furniture and fixtures	1,145	1,146
Leasehold improvements	26,919	26,919
	$47,161	$48,162
Accumulated depreciation	(23,553)	(19,003)
Construction-in-process	3,905	171
Total property and equipment, net	$27,513	$29,330
Depreciation expense for the years ended December 31, 2023 and December 31, 2022, was $5,080 and $6,213, respectively, of which $1,901 and $3,181, respectively, was recorded in Selling, general, and administrative expense in the consolidated statements of operations. For the years ended December 31, 2023 and December 31, 2022, depreciation expense of $3,179 and $3,032, respectively, was recorded in Cost of goods sold in the consolidated statements of operations.
During the year ended December 31, 2023, an impairment loss to building assets of $548 was recorded within Asset Impairment in the consolidated statement of operations. The impairment resulted from a decline in market conditions at the Company's hemp farm that indicated a fair value less than the carrying value.
6. INTANGIBLE ASSETS
Details of the Company’s intangible assets subject to amortization and indefinite-lived intangible assets and their respective carrying amounts are as follows:

	As of December 31, 2023
	Weighted-Average Remaining Useful Life (in years)	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	18.50	$3,478	$(2,741)	$737
Indefinite-lived intangible assets:		150	—	150
Total		$3,628	$(2,741)	$887

	As of December 31, 2022
	Weighted-Average Remaining Useful Life (in years)	Gross	Accumulated Amortization	Net
Definite-lived intangibles assets :	18.93	$3,514	$(1,893)	$1,621
Indefinite lived intangible assets:		150	—	150
Total		$3,664	$(1,893)	$1,771

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
For the years ended December 31, 2023 and December 31, 2022, amortization expense of intangible assets of $849 and $1,228, respectively, was recorded in Selling, general, and administrative expense in the consolidated statements of operations.
As of December 31, 2023, expected amortization of intangible assets is as follows:

Year Ending December 31:
2024	$133
2025	100
2026	21
2027	21
2028	21
Thereafter	243
Total future amortization	$539
7. LICENSE AND MEDIA RIGHTS
MLB Promotion Rights Agreement
On October 11, 2022, the Company entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into a strategic partnership with MLB to promote the Company’s new NSF-Certified for Sport® product line. On January 29, 2024, the Company and MLB entered into the First Amendment to the Promotional Rights Agreement ("First Amendment"). The First Amendment extended the agreement through December 31, 2027, with an aggregate rights fee of $23 million for the remainder of the term.
As consideration under the MLB promotional rights agreement, the Company has paid and is committed to pay a combination of cash over the license period, along with upfront non-cash consideration in the form of equity, as well as contingent consideration in the form of contingent payments based on revenue. The consideration was as follows: 4% of the Company’s fully diluted outstanding common shares; $30.5 million in cash consideration from 2022 through 2025, paid in accordance with the payment schedule below; 10% royalty on the Company’s gross revenue from the sale of MLB branded products, after cumulative gross sales of all such branded products exceed $18.0 million.
As of December 31, 2023 and December 31, 2022, the carrying value of licensed properties was $14,589 and $21,883, respectively, recorded as a license and media rights asset within the consolidated balance sheets. As of December 31, 2023 and December 31, 2022, the carrying value of the media rights was $4,982 and $7,482 recorded as a prepaid asset and a license and media rights asset within the consolidated balance sheets. For the year ended December 31, 2023 and December 31, 2022, the Company paid MLB $8,000 and $500 as part of the committed cash payments, and recognized $9,794 and $2,034, respectively, in amortization expense related to the license and media rights assets. Licensed properties are amortized straight line and media rights are expensed as incurred.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Maturities of the MLB license and media rights payable as of December 31, 2023 are as follows:

Year Ending December 31:
2024	10,000
2025	12,000
Total payments	$22,000
Less: Imputed interest	(810)
Total license and media rights payable	$21,190
Less: Current license liabilities	(9,852)
Total non-current license and media rights payable	$11,338
The MLB First Amendment agreement extended the maturities of the future payment by an additional 2 years. For the years ending 2024-2027, the respective future payments will be an average of $5.7 million per year.
As of December 31, 2023, expected amortization of licensed properties is as follows:

Year Ending December 31:
2024	$7,294
2025	7,294
Total future amortization	$14,588
8. DEBT
Convertible Debenture
On November 14, 2022, the Company entered into the Subscription Agreement with BT DE Investments, Inc., providing for the issuance of a $56.8 million (C$75.3 million) convertible debenture. The debenture was denominated in Canadian Dollars ("CAD" or "C$"). The debenture is convertible into 19.9% ownership of the Company’s Common Shares at a conversion price of C$2.00 per Common Share of the Company on the Toronto Stock Exchange ("TSX"). The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the stated annualized rate of interest shall be reduced to 1.5%. Interest is accrued annually and payable on the maturity date or date of earlier conversion. The maturity date for the debenture is November 14, 2029.
The following is a summary of the Company's convertible debenture as of December 31, 2023:

	As of December 31, 2023
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$60,116	$(17,588)	$42,528
The following is a summary of the Company's convertible debenture as of December 31, 2022:

	As of December 31, 2022
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$56,080	$(18,659)	$37,421

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The debenture was C$75.3 million per the subscription agreement and translated to USD on the transaction date. The Company remeasures the debenture at each balance sheet date using the CAD to USD exchange rate as of that balance sheet date. The Company recognizes the resulting foreign currency gain or loss within the statement of operations during the period. For the year ended December 31, 2023 and December 31, 2022, the Company recognized a foreign currency loss of $866 and a gain of $727, respectively, related to the net carrying value of the debenture within other income (expense), net in the statement of operations.
Interest is accrued annually and payable on the maturity date or date of earlier conversion. On conversion, accrued interest will either be converted into common shares equal to the amount of accrued interest or will be paid in cash if agreed with the Lender. As of December 31, 2023 and December 31, 2022, the principal amount of the debenture includes $3,182 and $379 of accrued interest expense.
The following is a summary of the interest expense and amortization expense, recorded within the statement of operation, of the Company's convertible debenture as of December 31, 2023:

	For the Year Ended December 31,
Interest and Amortization Expense	2023	2022
Interest expense	$2,803	$379
Amortization of debt discounts and costs	$1,437	$163
Total	$4,240	$542
9. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance. As of December 31, 2023 there are no pending litigation that could have, individually and in aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
10. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 1.7 years to 11.2 years, some of which include options to extend the leases for up to 5 years. Generally, the lease agreements do not include options to terminate the lease.
The weighted average remaining lease term was 9.5 years for operating leases as of December 31, 2023. The weighted average discount rate was 5.6% for operating leases as of December 31, 2023.
The components of lease cost, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Operating Lease Cost:
Fixed lease cost	$1,653	$2,074
Variable lease cost	395	1,572
Total lease cost	$2,048	$3,646

Sublease income	940	940

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Other information related to leases was as follows:

	Year Ended December 31,
	2023	2022
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,411	$3,471
Maturities of operating lease liabilities as of December 31, 2023 are as follows:

Operating Leases
Year Ending December 31:
2024	$3,201
2025	2,892
2026	2,169
2027	1,844
2028	1,762
Thereafter	11,884
Total lease obligation	$23,752
Less: Imputed interest	(5,845)
Total lease liabilities	$17,907
Less: Current lease liabilities	2,252
Total non-current lease liabilities	$15,655
During the year ended December 31, 2022, the Company made the decision to cease utilizing the Denver office space and plans to sublease the office space at current market rents. The Company recorded an impairment charge of $1,837 within asset impairments in the consolidated statements of operations. There were no such impairments for the year ended December 31, 2023.
11. SHAREHOLDERS’ EQUITY
As of December 31, 2023 and December 31, 2022, the Company’s share capital consists of one class of issued and outstanding shares: Common Shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
Common Shares
As of December 31, 2023 and December 31, 2022, the Company was authorized to issue an unlimited number of common shares, which have no par value.
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
12. LOSS PER SHARE
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
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Year Ended December 31,
	2023	2022
Net loss	$(23,796)	$(59,313)
Weighted-average number of common shares - basic	152,940,352	146,631,767
Dilutive effect of stock options and awards	—	—
Weighted-average number of common shares - diluted	152,940,352	146,631,767
Loss per common share – basic and diluted	$(0.16)	$(0.40)
As of December 31, 2023 and December 31, 2022, potentially dilutive securities include stock options, restricted share units, and convertible debenture conversion. When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each year are presented in the table below:

	Year Ended December 31,
	2023	2022
Outstanding options	5,780,134	3,957,027
Outstanding restricted share units	7,250,766	2,569,574
Total	13,030,900	6,526,601
On February 1, 2024, the Company accelerated the vesting of outstanding RSUs for all board of directors and several employees. The accelerated vesting resulted in 3,038,919 RSUs being issued at a fair value $0.18.
Convertible debenture conversion
The Company's debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The Company can settle the convertible debenture in shares. If the convertible debenture in diluted EPS is anti-dilutive, or if the conversion value of the debenture does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the years ended December 31, 2023 and December 31, 2022, the price of the Company’s shares did not exceed the conversion price and therefore there was no impact to potential common share diluted EPS during those periods. Conversely, income available to common stockholders will be impacted by interest expense of $3,182 and amortization of debt issuance costs of $1,599 related to the debenture.
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
13. SHARE-BASED COMPENSATION
Share Incentive Plans
2015 Plan
On December 31, 2015, the Company adopted the Stanley Brothers, Inc. 2015 Stock Option Plan (the "2015 Plan"), which provides for grants of incentive stock options and nonqualified stock options to employees (including officers), consultants, and directors. The 2015 Plan, and grants made under the 2015 Plan, were designed to align shareholder and participant interests. The Company’s board of directors established the terms and conditions of the grants under the 2015 Plan. No further grants are authorized to be made under the 2015 Plan.
2018 Plan
On August 31, 2018, the Company adopted the Charlotte’s Web Holdings, Inc. 2018 Long-Term Incentive Plan (the "2018 Plan"), which provides for grants of stock options, stock appreciation rights, share awards, share units, performance shares, performance units, and other share-based awards (collectively the "Awards") to eligible individuals on the terms and subject to conditions set forth in the 2018 Plan. The 2018 Plan is designed to attract and retain key personnel and service providers. The Company’s board of directors, or appointed administrators, establish the terms and conditions of any grants under the 2018 Plan.
The aggregate number of common shares of the Company as to which share incentive awards may be granted from time to time under both the 2015 Plan and 2018 Plan shall not exceed 15,184,790 shares. The maximum exercise period of any option grant shall not exceed ten years from the date of grant. The share incentive awards vest over a time-based service period, generally a period of one to four years, and are settled in equity. The number of available awards at December 31, 2023, was 2,153,890.
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
The fair values of options granted during the period were determined using a Black-Scholes valuation model, which requires assumptions and judgments regarding stock price, volatility, risk-free interest rates, dividend yields and expected option terms. The Company uses the historical volatility and grant date closing price of its publicly traded shares to estimate the grant date fair value of its stock options. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the "simplified" method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Share-based compensation is recognized net of actual forfeitures when they occur. All share-based compensation costs are recorded in the consolidated statements of operations in selling, general and administrative expense.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The following principal inputs were used in the valuation of awards issued for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Expected volatility	88.8% - 89.5%	83.0% - 86.0%
Expected term (years)	5.5 – 6.5	5.5 – 7.5
Risk-free interest rate	3.4% - 3.5%	1.8% - 3.3%
Expected dividend yield	0%	0%
Value of underlying share	$0.33 - $0.56	$0.44 - $1.56
Detail of the number of stock options outstanding for the years ended December 31, 2023 and 2022 under the 2015 and 2018 plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	3,957,027	$1.52	8.37	$47
Granted	3,748,671	0.38
Exercised	—	—
Forfeited (and expired)	(1,925,564)	1.59
Outstanding as of December 31, 2023	5,780,134	$0.75	8.56	$—

Exercisable/vested as of December 31, 2023	2,208,568	$1.05	7.11	$—
For the options outstanding at December 31, 2023, the weighted average remaining contractual life is 8.56 years. The weighted average grant-date fair value of options granted during the year ended December 31, 2023 was $0.38.
For the options outstanding at December 31, 2022, weighted average remaining contractual life is 8.37 years. The weighted average grant-date fair value of options granted during the year ended December 31, 2022 was $1.11.
For the years ending December 31, 2023 and 2022 there were no exercise of options, respectively.
Vesting of awards under these plans were generally time based over a period of one to four years. For the 1,000,642 option awards vested during the year ended December 31, 2023, the weighted average grant date fair value was $0.72. For the 458,102 option awards vested during the year ended December 31, 2022, the weighted average grant date fair value was $1.60.
Of the 5,780,134 options outstanding at December 31, 2023, the 2015 Plan has 985,012 options outstanding with an exercise price of $0.56, and the remaining 4,795,122 options per the 2018 Plan have an exercise price ranging between $0.32 and $18.47.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the 2018 Plan. The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments over one to four years. Upon vesting, one share of the Company’s common shares is issued for each restricted share awarded. The fair value of each restricted share unit granted is

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the year ended December 31, 2023 and 2022 was $1,450 and $1,462, respectively.
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,569,574	$0.98
Granted	8,148,076	0.28
Forfeited	(509,461)	1.05
Vested	(2,957,423)	0.67
Outstanding as of December 31, 2023	7,250,766	$0.31
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the years ended December 31, 2023 and 2022 was $2,100 and $3,567, respectively, included in selling, general and administrative expense in the consolidated statements of operations.
As of December 31, 2023, and 2022, there was approximately $2,656 and $3,239 of total unrecognized share-based compensation expense, related to unvested options granted to employees under the Company’s share option plan that is expected to be recognized over a weighted average period of 2.49 years as of each year ended.
14. INCOME AND OTHER TAXES
Income Taxes
Loss before provision for income taxes for the years ended December 31, 2023 and December 31, 2022 consists of the following:

	Year Ended December 31,
	2023	2022
U.S. loss	$(23,267)	$(59,153)
Foreign income (loss)	—	(69)
Total current	$(23,267)	$(59,222)

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The major components of income tax expense attributable to loss from operations consists of:

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	9	(87)
Foreign	—	(4)
Total current	$9	$(91)

Deferred:
Federal	(520)	—
State	(18)	—
Foreign	—	—
Total deferred	(538)	—

Total income tax (expense) benefit	$(529)	$(91)
Income tax expense attributable to loss from continuing operations for the years ended December 31, 2023 and 2022 differed from the amounts computed by applying the U.S. federal income tax rates of 21.0%, as a result of the following:

	Year Ended December 31,
	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	4.8%	3.3%
Share based compensation	(2.5)%	(2.0)%
Change in fair value of financial instruments and other	8.2%	(2.7)%
Disallowed convertible debt expense	(4.9)%	0.2%
Change in valuation allowance(1)	(34.7)%	(24.8)%
R&D credit	2.1%	0.7%
Rate change	3.4%	(0.3)%
Prior year true up	—%	5.2%
Other, net	0.2%	(0.7)%
Effective tax rate	(2.3)%	(0.2)%
(1)During the year ended December 31, 2023 and 2022, the Company maintained a full valuation allowance on its deferred tax assets.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss and other carryforwards	$69,747	$53,997

Inventory provision and UNICAP 263A	1,139	8,079
Lease liability	4,558	4,972
Section 174 capitalized costs	3,638	1,733
Share-based compensation	756	976
Other	1,918	2,061
Total deferred tax assets	$81,756	$71,818
Valuation allowance	(75,644)	(67,582)
Total deferred tax assets, net	$6,112	$4,236

Deferred tax liabilities:
Right of use assets	(3,716)	(4,063)
Investment in unconsolidated entity	(2,800)	—
Warrants	(134)	(173)
Total deferred tax liabilities	$(6,650)	$(4,236)

Net deferred taxes	$(538)	$—
The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, the Company continues to believe its deferred tax assets are not more-likely-than-not to be realized and, as such, a full valuation allowance is recorded against net deferred taxes. For the years ended December 31, 2023 and 2022, the Company’s valuation allowance increased by $8,062 and $14,694, respectively, primarily related to the incremental net operating losses and an increase to the inventory provision.
As of December 31, 2023, the Company has US federal, US state, and Canadian net operating losses of approximately $251,290, $209,282, and $10,687 respectively. The entire US federal NOLs are post-2017 NOL and therefore can be carried forward indefinitely and the US state NOLs will begin to expire in 2030. The Canada NOLs will begin to expire in 2039. For the year ended December 31, 2023 and 2022, the Company also has a research and development credit carryforward of $2,791 and $2,205, respectively, which begin to expire in 2040.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Uncertain tax positions
A reconciliation of the beginning and ending amount of uncertain tax positions as of December 31, 2023 and 2022 is as follows:

Balance at December 31, 2022	$221
Additions for current year tax positions	49
Additions for prior year tax positions	9
Reductions for prior year tax positions	—
Reductions as a result of settlement with tax authority	—
Balance at December 31, 2023	$279

Balance at December 31, 2021	$179
Additions for current year tax positions	40
Additions for prior year tax positions	2
Reductions for prior year tax positions	—
Reductions as a result of settlement with tax authority	—
Balance at December 31, 2022	$221
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
The Company files income tax returns in the U.S. federal, various state jurisdictions, Canada, and Israel. In the normal course of business, it is subject to examination by taxing authorities throughout the world. As of December 31, 2023, the Company’s tax years prior to 2019 are closed for federal income tax purposes. The Company’s 2019 tax year was opened for examination by the IRS during the second half of 2023. The statute of limitations on assessment with respect to the Company’s 2019 Form 1120 remains open until December 31, 2025, pursuant to an agreed-upon extension to the applicable statute of limitations. The Company’s 2020 through 2022 tax years remain open until the general statute of limitations lapses for each respective tax year.
Other Taxes
Employee Retention Credit
As of December 31, 2022, the Company qualified for federal government assistance through employee retention credit ("ERC") provisions of the Consolidated Appropriations Act of 2021. Management recorded the ERC benefit of $4,106 for the year ended December 31, 2022 as an offset to Selling, general and administrative expense. During the year ended December 31, 2023, the company received $4,261, which includes $155 of interest income, related to the ERC.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
15. RELATED PARTY TRANSACTIONS
Effective November 2020, the Company issued a secured promissory note, where $1,000 was loaned to one of the founders. The note receivable was secured by equity instruments with certain founders of the Company, bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. Effective December 28, 2023, the Company entered into a second amendment of the promissory note to extend the maturity date until November 13, 2024. According to the terms of the agreement, no additional interest will accrue through the payment date. For the year ended December 31, 2022, the Company established a reserve against the note receivable due to decline in collateral and risk associated with collectability and therefore expensed the outstanding balance of $1,037.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3 "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were employees at the time, are the majority shareholders of Stanley Brothers USA.
Effective January 5, 2023, the Company entered into a Brand License and Option Agreement with JMS Brands LLC, an entity owned by one of the Company’s founders. Pursuant to the Brand License and Option Agreement, the Company licenses certain intellectual property from JMS Brands LLC, for an annual license fee of $500. As of January 5, 2024, the Brand License and Option Agreement has expired.
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. BAT holds an equity interest in the entity in the form of 200,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of the entity’s voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of December 31, 2023, the remaining note receivable of $128 is presented in other assets in the consolidated balance sheets. On February 12, 2024, the Company and DeFloria entered into a Master Services Agreement ("Services Agreement") in which the Company will be compensated for the provision of certain services to DeFloria.
As of December 31, 2023, the Name and Likeness and License Agreement has reached its conclusion. The agreement includes the payment of a nominal per diem fee for specifically requested activities as brand ambassadors for the Company. Upon execution of the consulting agreement, the Company paid $2,081 to Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, on behalf of the Stanley Brothers, as consideration for the consulting services to be provided to the Company over the term of the agreement and certain restrictive covenants. For the year ended December 31, 2022, the Company recognized $1,025 of sales and marketing expenses in the consolidated statements of operations related to this agreement.
16. SUBSEQUENT EVENTS
On February 1, 2024, the Company accelerated the vesting of outstanding RSUs for several employees and all board of directors.
On January 29, 2024, the Company and MLB entered into the First Amendment to the Promotional Rights Agreement ("First Amendment"). The First Amendment extended the agreement through December 31, 2027, with an aggregate rights fee of $23 million for the remainder of the term.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective for the period ending December 31, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the Company being considered an emerging growth company.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ending December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
For the year ended December 31, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
Effective March 19, 2024 (the "Effective Date"), the Company entered into an amendment (the "Amendment") to the offer of employment, dated December 19, 2022, as amended March 30, 2023 (the "Offer Letter"), with Jessica Saxton, Chief Financial Officer of the Company. Pursuant to the Amendment, Mrs. Saxton's 2024 $400,000 stock award was changed to an award of (a) $300,000 in cash payable after March 20, 2024, and before May 1, 2024, and (b) 710,000 restricted stock units to be issued on April 1, 2024, with an equal three-year ratable vest. The foregoing description of Mrs. Saxton's Amendment is qualified in its entirety by reference to the agreement, which is included as Exhibit 10.28.1 hereto.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

* * * * * * *
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2023 annual stockholders' meeting and is incorporated by reference in this Annual Report on Form 10-K. Certain information concerning our executive officers is included in Item 1 of Part I of this Annual Report on Form 10-K and is hereby incorporated by reference.
* * * * * * *
Item 11. Executive Compensation
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2024 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
* * * * * * *
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2024 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
* * * * * * *
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2024 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
* * * * * * *
Item 14. Principal Accountant Fees and Services
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2024 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
* * * * * * *

PART IV

Item 15. Exhibit and Financial Statement Schedules

Documents filed as part of this report
(1) All Financial Statements

Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto included in this Form 10-K.

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit No.	Description	Location
2.1∔	Arrangement Agreement Between Abacus Health Products, Inc. and Charlotte’s Web Holdings, Inc. dated March 22, 2020.	Exhibit 2.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
3.1	Articles	Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
3.2	Notice of Articles	Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.1∔	Supplemental Warrant Indenture between Charlotte’s Web Holdings, Inc. and Abacus Health Products, Inc. Odyssey Trust Company dated as of June 11, 2020.	Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.2∔	Warrant Indenture between Charlotte’s Web Holdings, Inc. and Odyssey Trust Company dated as of June 18, 2020.	Exhibit 4.3 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.3	Description of Securities	Filed herewith.
10.1	Name and Likeness and License Agreement by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company and CWB Holdings, Inc. and Charlotte's Web Holdings Inc. dated August 1, 2018.	Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.2	Amending Agreement dated April 16, 2021 to the Name and Likeness and License Agreement by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company and CWB Holdings, Inc. and Charlotte's Web Holdings Inc. dated August 1, 2018.	Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.

Exhibit No.	Description	Location
10.3∔	Extension and Second Amending Agreement to Name and Likeness and License Agreement, effective as of July 31, 2022, by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company, Charlotte’s Web, Inc., and Charlotte’s Web Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on August 4, 2022.
10.4∔	Extension and Third Amending Agreement to Name and Likeness and License Agreement, effective as of August 31, 2022, by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company, Charlotte’s Web, Inc., and Charlotte’s Web Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on September 2, 2022.
10.5∔	Option Purchase Agreement Among Charlotte’s Web Holdings, Inc. and Stanley Brothers USA Holdings, Inc. dated March 2, 2021.	Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.6	Extension and Fourth Amending Agreement to Name and Likeness and License Agreement, effective as of September 30, 2022, by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company, Charlotte's Web, Inc., and Charlotte's Web Holdings, Inc.	Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on October 4, 2022 is incorporated herein by reference.
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
10.8
Extension and Sixth Amending Agreement to Name and Likeness and License Agreement, effective as of June 30, 2023, by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company, Charlotte's Web, Inc., and Charlotte's Web Holdings, Inc.
Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on July 3, 2023 is incorporated herein by reference.
10.9	Lease of Space made as of May 7, 2019 between EJ 700 Tech Court LLC and Charlotte’s Web, Inc.	Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.10∔	Sublease made as of May 31, 2019 between Boulder Brands USA, Inc. and Charlotte’s Web, Inc.	Exhibit 10.8 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.11	First Amendment to Sublease dated as of August 30, 2019 between Boulder Brands USA, Inc. and Charlotte’s Web, Inc.	Exhibit 10.9 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.12	Sublease made as of May 12, 2021 by and among Charlotte’s Web, Inc. and Outside Interactive, Inc.	Exhibit 10.10 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.

Exhibit No.	Description	Location
10.13	Sublease Agreement made as of May 11, 2021 by and between Molson Coors Beverage Company and Charlotte’s Web, Inc.	Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.14	First Amendment to Sublease Agreement made as of June 15, 2021 by and between Molson Coors Beverage Company and Charlotte’s Web, Inc.	Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.15†	CWB Holdings, Inc. 2015 Stock Option Plan dated as February 2, 2016.	Exhibit 10.13 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.16†	CWB Holdings, Inc. Amendment No. 1 to 2015 Stock Option Plan.	Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-262006) filed with the SEC on January 5, 2022 is incorporated herein by reference.
10.17†	Charlotte's Web Holdings, Inc. 2018 Long-Term Incentive Plan dated August 23, 2018.	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.18†	Charlotte's Web Holdings, Inc. Amended 2018 Long-Term Incentive Plan dated April 29, 2021.	Exhibit 10.15 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.18.1†	Amendment No. 1 to Charlotte's Web Holdings, Inc. Amended 2018 Long-Term Incentive Plan dated April 29, 2021.	Filed herewith.
10.19†	Form of Restricted Stock Award Agreement for Employees to the 2018 Long Term Incentive Plan.	Exhibit 10.16 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.20†	Form of Restricted Stock Award Agreement for Employees to the 2018 Long-Term Incentive Plan (2021 amendment)	Exhibit 10.16.1 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.21†	Form of Restricted Stock Award Agreement for Directors to the 2018 Long Term Incentive Plan.	Exhibit 10.17 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.22†	Form of Restricted Stock Award Agreement for Directors to the 2018 Long Term Incentive Plan (2021 amendment).	Exhibit 10.17.1 to Amendment No. 2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on January 25, 2022 is incorporated herein by reference.
10.23†	Form of Nonqualified Stock Option Award to the 2018 Long-Term Incentive Plan.	Exhibit 10.18 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.24†	Form of Nonqualified Stock Option Award to the 2018 Long-Term Incentive Plan (2021 amendment).	Exhibit 10.18.1 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.25†	Form of Director’s Service Agreement, with Form of Director’s Indemnification Agreement.	Exhibit 10.28 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.

Exhibit No.	Description	Location
10.26∔	Consulting Agreement dated April 16, 2021, by and between Leeland & Sig, LLC d/b/a Stanley Brothers Brand Company, the Stanley Brothers, and Charlotte's Web Inc.	Exhibit 10.29 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.27∔, ++	Brand License and Option Agreement, dated as of January 5, 2023 by and between JMS Brands LLC, and Charlotte’s Web, Inc.	Exhibit 10.25 to the Annual Report on Form 10-K (File No. 000-56364) filed with the SEC on March 23, 2023 is incorporated herein by reference.
10.28†	Letter dated as of March 30, 2023 to Jessica Saxton re: Amendment to Offer of Employment with Charlotte’s Web Holdings, Inc.	Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on April 3, 2023 is incorporated herein by reference.
10.28.1†	Letter dated as of March 19, 2024 to Jessica Saxton re: Amendment to Offer of Employment with Charlotte’s Web Holdings, Inc.	Filed herewith.
10.29†	Offer Letter from Charlotte’s Web Holdings, Inc. to William Morachnick, dated September 12, 2023.	Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on September 13, 2023 is incorporated herein by reference.
10.30++	Manufacturing and Sales License Agreement, effective November 1, 2022 by and among Aphria, Inc. and Charlotte’s Web, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 4, 2022.
10.31∔, ++	Subscription Agreement, dated as of October 11, 2022, by and among MLB Advanced Media, L.P. and Charlotte’s Web Holdings, Inc.	Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-56364) filed with the SEC on March 23, 2023 is incorporated herein by reference.
10.32++
Promotional Rights Agreement, dated as of October 11, 2022, by and among MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs and Charlotte’s Web Holdings, Inc.
Exhibit 10.31 to the Annual Report on Form 10-K (File No. 000-56364) filed with the SEC on March 23, 2023 is incorporated herein by reference.
10.32.1++
First Amendment to Promotional Rights Agreement, executed February 5, 2024, by and among MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs and Charlotte’s Web Holdings, Inc.
Filed herewith
10.33∔, ++	Subscription Agreement, dated as of November 14, 2022, by and among BT DE Investments, Inc. and Charlotte’s Web Holdings, Inc.	Exhibit 10.1 to Amendment No. 1 to the Current Report on Form 8-K/A (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 14, 2022.
10.34∔, ++	Convertible Debenture, dated as of November 14, 2022, by and among BT DE Investments, Inc. and Charlotte’s Web Holdings, Inc.	Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K/A (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 14, 2022.
10.35∔, ++	Investor Rights Agreement, dated November 14, 2022, by and between Charlotte’s Web Holdings, Inc. and BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group.	Exhibit 10.3 to Amendment No. 1 to the Current Report on Form 8-K/A (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 14, 2022.
21.1	Subsidiaries of the Company	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith

Exhibit No.	Description	Location
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement.
∔	Certain identified information has been excluded from the exhibit pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K.
++	Exhibits, schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the SEC upon request.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

* * * * * * *
Item 16. Form 10-K Summary
None.

* * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE'S WEB HOLDINGS, INC.

March 21, 2024	By:	/s/ Jessica Saxton
(Date)		Jessica Saxton
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Morachnick	Chief Executive Officer (Principal Executive Officer)	March 21, 2024
William Morachnick

/s/ Jessica Saxton	Chief Financial Officer (Principal Financial Officer)	March 21, 2024
Jessica Saxton

/s/ Sarah Cambridge	Chief Accounting Officer (Principal Accounting Officer)	March 21, 2024
Sarah Cambridge

/s/ John Held	Director	March 21, 2024
John Held

/s/ Thomas Lardieri	Director	March 21, 2024
Thomas Lardieri

/s/ Alicia Morga	Director	March 21, 2024
Alicia Morga

/s/ Matthew McCarthy	Director	March 21, 2024
Matthew McCarthy

/s/ Jonathan Atwood	Director	March 21, 2024
Jonathan Atwood

/s/ Angela McElwee	Director	March 21, 2024
Angela McElwee