Form 10-Q
period 2024-03-31
Charlotte's Web Holdings, Inc.
filed 2024-05-08
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 157,227,855 shares of common shares as of May 6, 2024.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2024

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024 (unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$38,510	$47,820
Accounts receivable, net	1,725	1,950
Inventories, net	22,487	21,538
Prepaid expenses and other current assets	5,535	6,864
Total current assets	68,257	78,172
Property and equipment, net	28,255	27,513
License and media rights	17,614	17,070
Operating lease right-of-use assets, net	14,206	14,601
Investment in unconsolidated entity	10,200	11,000
SBH purchase option and other derivative assets	1,579	2,602
Intangible assets, net	1,051	887
Other long-term assets	616	703
Total assets	$141,778	$152,548
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,991	$2,860
Accrued and other current liabilities	8,230	8,682
Lease obligations – current	2,339	2,252
License and media rights payable - current	5,072	9,852
Total current liabilities	19,632	23,646
Convertible debenture	42,736	42,528
Lease obligations	15,063	15,655
License and media rights payable	13,899	11,338
Derivative and other long-term liabilities	3,780	3,823
Total liabilities	95,110	96,990
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized; 157,227,855 and 154,332,366 shares issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Additional paid-in capital	328,024	327,280
Accumulated deficit	(281,357)	(271,723)
Total shareholders’ equity	46,668	55,558
Total liabilities and shareholders’ equity	$141,778	$152,548
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31, (unaudited)
	2024	2023
Revenue	$12,124	$17,010
Cost of goods sold	5,213	7,093
Gross profit	6,911	9,917

Selling, general, and administrative expenses	15,280	17,513
Operating loss	(8,369)	(7,596)

Change in fair value of financial instruments	(1,860)	5,382
Other income (expense), net	611	(698)
Loss before provision for income taxes	$(9,618)	$(2,912)
Income tax expense	(16)	—
Net loss	$(9,634)	$(2,912)

Per common share amounts (Note 10)
Net loss per common share, basic and diluted	$(0.06)	$(0.02)
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance—December 31, 2023	154,332,366	$1	$327,280	$(271,723)	$55,558
Common shares issued upon vesting of restricted share units, net of withholding	2,895,489	—	(98)	—	(98)
Share-based compensation	—	—	842	—	842
Net loss		—		(9,634)	(9,634)
Balance—March 31, 2024	157,227,855	$1	$328,024	$(281,357)	$46,668

Balance—December 31, 2022	152,135,026	$1	$325,431	$(247,927)	$77,505
Common shares issued upon vesting of restricted share units, net of withholding	297,888	—	(69)	—	(69)
Share-based compensation	—	—	375	—	375
Net loss	—	—	—	(2,912)	(2,912)
Balance—March 31, 2023	152,432,914	$1	$325,737	$(250,839)	$74,899

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31, (unaudited)
	2024	2023
Cash flows from operating activities:
Net loss	$(9,634)	$(2,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,493	3,792
Change in fair value of financial instruments	1,860	(5,351)
Convertible debenture and other accrued interest	1,015	697
Share-based compensation	842	375
Changes in right-of-use assets	443	493
Other	(956)	768
Changes in operating assets and liabilities:
Accounts receivable, net	98	(1,212)
Inventories, net	(1,026)	1,187
Prepaid expenses and other current assets	150	480
License and media rights	(2,500)	(2,000)
Operating lease obligations	(551)	(925)
Accounts payable, accrued and other liabilities	663	(1,098)
Other operating assets and liabilities, net	(76)	(367)
Net cash used in operating activities	(7,179)	(6,073)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(2,060)	(70)
Proceeds from sale of assets	27	30
Net cash used in investing activities	(2,033)	(40)
Cash flows from financing activities:
Other financing activities	(98)	(69)
Net cash used in financing activities	(98)	(69)
Net decrease in cash and cash equivalents	(9,310)	(6,182)
Cash and cash equivalents —beginning of period	47,820	66,963
Cash and cash equivalents —end of period	$38,510	$60,781

Non-cash activities:
Non-cash purchase of property and equipment and intangible assets	$(374)	$—
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of the Business
Charlotte's Web Holdings, Inc. together with its subsidiaries (collectively "Charlotte's Web" or the "Company") is a public company incorporated pursuant to the laws of the Province of British Columbia and is also a Certified B Corp. The Company's common shares are publicly listed on the Toronto Stock Exchange ("TSX") under the symbol "CWEB" and quoted on the OTCQX under the symbol "CWBHF." The Company's corporate headquarters is located in Louisville, Colorado in the United States of America. The majority of the Company's business is conducted in the United States of America.
The Company's primary products are made from proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids, and other hemp compounds. Hemp extracts are produced from the plant Cannabis sativa L. ("Cannabis"), and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol ("THC") concentration of not more than 0.3% on a dry weight basis ("Hemp"). The Company is engaged in research involving the effectiveness of a broad variety of compounds derived from Hemp. The Company does not currently produce or sell medical or recreational marijuana or products derived from high THC Cannabis plants. The Company does not currently have any plans to expand into such high THC products in the near future.
The Company's product categories include full spectrum hemp extract oil tinctures (liquid product), gummies, capsules, CBD topical creams and lotions, and pet products. The Company's products are distributed through its e-commerce website, third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar specialty retailers.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Kentucky, Oregon, and Canada. The Hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in products sold within the United States.
In furtherance of the Company's research and development ("R&D") efforts, the Company established CW Labs, an internal division for R&D, to expand the Company's efforts around the science of hemp derived compounds. CW Labs is currently engaged in clinical trials addressing Hemp-based health solutions. CW Labs is located in Louisville, Colorado at the Company's current good manufacturing practice ("cGMP") production and distribution facility.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2024 and its results of operations for the three months ended March 31, 2024 and 2023, cash flows for the three months ended March 31, 2024 and 2023, and stockholders’ equity for the three months ended March 31, 2024 and 2023. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual consolidated financial statements. Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the SEC on March 21, 2024.

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
Revenue Recognition
The majority of the Company's revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer e-commerce website, as well as distributors, retail and wholesale business-to-business customers. Additionally, on February 12, 2024, the Company and DeFloria LLC ("DeFloria") entered into a Master Services Agreement ("Services Agreement") pursuant to which the Company is compensated for the provision of certain services to DeFloria. Refer to Note 3 for additional disclosure on the DeFloria Service Agreement. The following table sets forth the disaggregation of the Company's revenue:

	Three Months Ended March 31,
	2024	2023
Direct-to-consumer	$7,772	$11,268
Business-to-business	4,041	5,742
Service revenue	311	—
Total revenue	$12,124	$17,010
Substantially all of the Company's revenue is earned in the United States.
Recently Adopted Accounting Pronouncements
There are no new accounting pronouncements adopted by the FASB that had or may have a material impact on the accompanying unaudited interim condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
Other than described below, no new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") may have a material impact on the Company's consolidated financial statements and related disclosures.
On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures, ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact, if any, that the updated standard will have on the Company's consolidated financial statements and related disclosures.
On November 27, 2023, the FASB issued ASU 2023-07—Segment Reporting. The new guidance was issued primarily to provide financial statement users with more disaggregated expense information about a public entity's reportable segments. The guidance is effective for calendar year public entities in 2024 year-end financial statements and should be adopted retrospectively unless impracticable. The Company is currently evaluating the impact, if any, that the updated standard will have on the Company's consolidated financial statements and related disclosures

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
3. FAIR VALUE MEASUREMENT
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, by level within the fair value hierarchy:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$779	$779
Debt interest rate conversion feature	—	—	800	800
Total financial assets	$—	$—	$1,579	$1,579

Investment in unconsolidated entity:	$—	$—	$10,200	$10,200

Financial liabilities:
Debt conversion option	$—	$3,200	$—	$3,200

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$1,730	$1,730
Debt interest rate conversion feature	—	—	872	872
Total financial assets	$—	$—	$2,602	$2,602

Investment in unconsolidated entity:	$—	$—	$11,000	$11,000

Financial liabilities:
Debt conversion option	$—	$3,213	$—	$3,213
There were no transfers between levels of the hierarchy during the three months ended March 31, 2024, and the year ended December 31, 2023.
Investment in Unconsolidated Entity
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA BioSciences PBC ("AJNA"), and a subsidiary of British American Tobacco PLC (LSE: BATS and NYSE: BTI) ("BAT"). AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. The entity was established to pursue FDA-approval for a botanical drug to target a neurological condition.
BAT holds an equity interest in DeFloria in the form of 200,000 or 100% preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. Effective February 12, 2024, BAT invested an additional $3 million into DeFloria in exchange for a convertible debenture. The Company and AJNA each hold 400,000 or 50%, respectively, of DeFloria's voting common units. The Company's contribution to DeFloria is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a supply agreement with DeFloria, under which the Company supplies the oils at cost used to produce and develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise, and the provision of clinical services. DeFloria is expected to use the investments for the clinical development of a hemp botanical Investigational New Drug application and has commenced Phase I clinical development.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
Concurrently with the formation of DeFloria, the Company was issued a warrant to purchase 865,052 shares of Class A Common Stock of AJNA for an exercise price of $2.89 per share. Management determined the warrant should be accounted for in accordance with ASC 321, which requires the warrant to be measured at fair value at issuance and subsequently remeasured at fair value each reporting period. All changes from the remeasurement of the warrant will be recorded as a change in fair value of financial instruments in the condensed consolidated statements of operations. The Company determined the fair value of the AJNA warrants to be de minimis and as such no value was recorded as of March 31, 2024.
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
In accordance with ASC 825-10, equity method investments are eligible for the fair value option as they represent recognized financial assets. As the Company is not required to consolidate the investment and does not meet any of the other scope exceptions, the Company had the ability to adopt the fair value option for the investment at inception. Upon formation of the entity, the Company elected the fair value option because it allowed the investment to be valued based on current market conditions. As such, the investment has been remeasured at fair value at each reporting date, with changes recognized in condensed consolidated statements of operations as changes in fair value of financial instruments for the period. For the three months ended March 31, 2024, a loss of $800, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the DeFloria investment represents an investment of $10,200 and $11,000 within the condensed consolidated balance sheets.
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
The following additional assumptions are used in the model:

	March 31,	December 31,
	2024	2023
Expected term (years)	6.0	6.3
Volatility	75.0%	70.0%
Risk-free interest rate	4.2%	3.9%
Expected dividend yield	—%	—%
Discount for lack of marketability	20.0%	20.0%
Convertible Debt Derivatives
On November 14, 2022, the Company entered into a subscription agreement (the "Subscription Agreement") with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI) (the "Lender"), providing for the issuance of $56.8 million (C$75.3 million) convertible debenture (the "debenture"). The debenture is convertible into 19.9% ownership of the Company's common shares at a conversion price of C$2.00 per common share of the Company on the TSX. The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from the plant Cannabis sativa L. ("CBD") as an ingredient in food products and dietary supplements in the United States. (The term "federal regulation" is defined as the date that federal laws in the United States permit, authorize or do not prohibit the use of CBD as an ingredient

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
in food products and dietary supplements). Following federal regulation of CBD, the annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 14, 2029 (the "Maturity Date").
Debt Interest Rate Conversion Feature
The debt interest rate conversion feature is classified as a financial asset and is remeasured at fair value at each reporting date, with changes recognized in condensed consolidated statements of operations as changes in fair value of financial instruments for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. The debt interest rate conversion feature, if triggered, reduces the stated interest rate of the debenture to 1.5% upon federal regulation of CBD in the United States.
For the three months ended March 31, 2024 and March 31, 2023, a loss of $54 and $605, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the debt interest rate conversion feature represents a financial asset of $800 and $872, respectively, within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.
To determine the value of the debt interest rate conversion feature, the Company utilizes a probability weighted income approach. This method calculates the present value of the reduced interest accrued on the debenture assuming the feature is triggered at a certain time, after accounting for the probability of federal regulation of CBD. This approach is useful when ultimate valuation is based on an unverifiable outcome, such as an event outside of the Company's influence. The following additional assumptions are used in the model:

	March 31,	December 31,
	2024	2023
Stated interest rate	5.0%	5.0%
Adjusted interest rate	1.5%	1.5%
Implied debt yield	12.8%	11.0%
Federal regulation probability	Various	Various
Year of event	Various	Various
Debt Conversion Option
Per the debenture, the Lender has the option, at any time before the Maturity Date at no additional consideration, for all or any part of the principal amount to be converted into fully paid and non-assessable common shares. The Company assessed this conversion feature and determined that the debt conversion option is an embedded derivative that requires bifurcation and is classified as a financial liability. The debt conversion option is initially measured at fair value and is revalued at each reporting period using the Black-Scholes option pricing model based on Level 2 observable inputs. The assumptions used by the Company are the quoted price of the Company's common shares in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility is based on the actual historical market activity of the Company's shares. The expected life is based on the remaining contractual term of the debenture and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected maturity of the debenture.
For the three months ended March 31, 2024 and March 31, 2023, a loss of $56 and a gain of $6,257, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the debt conversion option represents a financial liability of $3,200 and $3,213, respectively, within derivative and other long-term liabilities in the condensed consolidated balance sheets.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
The following table provides the assumption regarding Level 2 fair value measurements inputs at their measurement dates:

	March 31,	December 31,
	2024	2023
Expected volatility	87.9%	87.4%
Expected term (years)	5.6	5.9
Risk-free interest rate	4.2%	3.9%
Expected dividend yield	—%	—%
Value of underlying share	C$0.28	C$0.27
Exercise price	C$2.00	C$2.00
Stanley Brothers USA Holdings Purchase Option
In 2021, the Company entered into an option purchase agreement (the "SBH Purchase Option") with Stanley Brothers USA Holdings, Inc ("Stanley Brothers USA") . The SBH Purchase Option was purchased for total consideration of $8,000 and has a term of five years (extendable for an additional two years upon payment of additional consideration). The SBH Purchase Option provides the Company the option to acquire all or substantially all the shares of Stanley Brothers USA on the earlier of February 26, 2024 and federal legalization of cannabis in the United States, or such earlier time as Stanley Brothers USA and the Company agree, at a purchase price to be determined at the time of exercise of the SBH Purchase Option. Upon exercise of the SBH Purchase Option, the purchase price will be determined based on application of predetermined multiples of Stanley Brothers USA revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") measures. The Company is not obligated to exercise the SBH Purchase Option. As part of the SBH Purchase Option agreement, Stanley Brothers USA issued the Company a warrant exercisable to purchase 10% of the outstanding Stanley Brothers USA shares and convertible securities that are considered in-the-money, subject to certain conditions and exclusions. The warrant is exercisable at the Company's election for a nominal exercise price in the event the Company elects not to acquire all or substantially all shares of Stanley Brothers USA and expires 60 days after the expiration of the option.
The Company elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the condensed consolidated statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. Changes in fair value measurements, if significant, may affect performance of cash flows. For the three months ended March 31, 2024 and 2023, a loss of $951 and $300, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments in the condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the SBH Purchase Option represents a financial asset of $779 and $1,730, respectively, within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.
The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise. The following additional assumptions are used in the model of the SBH Purchase Option:

	March 31,	December 31,
	2024	2023
Expected volatility	125.0%	125.0%
Expected term (years)	1.9	2.2
Risk-free interest rate	4.6%	4.2%
Weighted average cost of capital	50.9%	50.6%

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
4. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2024	2023
Harvested Hemp and seeds	$8,736	$9,300
Raw materials	10,637	9,726
Finished goods	6,668	6,320
	26,041	25,346
Less: inventory provision	(3,554)	(3,808)
Total	$22,487	$21,538
5. LICENSE AND MEDIA RIGHTS
MLB Promotion Rights Agreement
On October 11, 2022, the Company entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into a strategic partnership with MLB to promote the Company's new NSF-Certified for Sport® product line. On January 29, 2024, the Company and MLB entered into the First Amendment to the Promotional Rights Agreement ("First Amendment"). The First Amendment extended the agreement through December 31, 2027, with an aggregate rights fee of $23 million for the remainder of the term.
As consideration under the MLB promotional rights agreement, the Company has paid and is committed to pay a combination of cash over the license period, along with upfront non-cash consideration in the form of equity, as well as contingent consideration in the form of contingent payments based on revenue.
As of March 31, 2024 and December 31, 2023, the carrying value of the licensed properties was $14,614 and $14,589, respectively, recorded as a license and media rights asset within the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the carrying value of the media rights was $4,000 and $4,982 recorded as a prepaid asset and a license and media rights asset within the condensed consolidated balance sheets. For the three months ended March 31, 2024 and March 31, 2023, the Company paid the MLB $2,500 and $2,000, respectively, as part of the committed cash payments, and recognized $974 and $1,824, respectively, in amortization expense related to the license and media right assets. Licensed properties are amortized straight line and media rights are amortized as incurred.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
The MLB First Amendment agreement extended the maturities of the future payment by an additional 2 years. Maturities of the MLB license and media rights payable as of March 31, 2024 are as follows:

2024 (9 months remaining)	$2,500
2025	5,500
2026	6,000
2027	6,500
Total payments	$20,500
Less: Imputed interest	(1,529)
Total license and media rights payable	$18,971
Less: Current license liabilities	(5,072)
Total non-current license and media rights payable	$13,899
As of March 31, 2024, expected amortization of licensed properties are as follows:

2024 (9 months remaining)	$2,923
2025	3,897
2026	3,897
2027	3,897
Total future amortization	$14,614
6. DEBT
Convertible Debenture
On November 14, 2022, the Company entered into the Subscription Agreement with BT DE Investments, Inc., providing for the issuance of a $56.8 million (C$75.3 million) convertible debenture. The debenture was denominated in Canadian Dollars ("CAD" or "C$"). The debenture is convertible into 19.9% ownership of the Company's common shares at a conversion price of C$2.00 per common share of the Company. The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the stated annualized rate of interest shall reduce to 1.5%. Interest is accrued annually and payable on the maturity date or date of earlier conversion. The maturity date for the debenture is November 14, 2029.
The following is a summary of the Company's convertible debenture as of March 31, 2024:

	As of March 31, 2024
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$59,544	$(16,808)	$42,736

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
The debenture was C$75.3 million per the subscription agreement and translated to USD on the transaction date. For the three months ended March 31, 2024 and March 31, 2023, the Company recognized a foreign currency gain of $925 and $12, respectively, related to the net carrying value of the debenture within the condensed consolidated statements of operations.
Interest is accrued annually and payable on the maturity date or date of earlier conversion. On conversion, accrued interest will either be converted into common shares equal to the amount of accrued interest or will be paid in cash if agreed with the Lender. As of March 31, 2024 and December 31, 2023, the principal amount of the debenture includes $3,915 and $3,182, respectively, of accrued interest expense. The following is a summary of the interest expense and amortization expense, recorded within the condensed consolidated statements of operation, of the Company's convertible debenture for the three months ended March 31, 2024:

	Three Months Ended March 31,
	2024	2023
Interest expense	$733	$697
Amortization of debt discounts and costs	401	319
Total interest and amortization expense	$1,134	$1,016
7. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of March 31, 2024 there is no litigation pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
8. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than one to eleven years, some of which include options to extend the leases for up to five years. Generally, the lease agreements do not include options to terminate the lease.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
Maturities of operating lease liabilities as of March 31, 2024 are as follows:

Operating Leases
2024 (9 months remaining)	$2,449
2025	2,892
2026	2,169
2027	1,844
2028	1,762
Thereafter	11,884
Total lease obligation	23,000
Less: Imputed interest	(5,598)
Total lease liabilities	17,402
Less: Current lease liabilities	2,339
Total non-current lease liabilities	$15,063
9. SHAREHOLDERS’ EQUITY
As of March 31, 2024 and December 31, 2023, the Company's share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
Common Shares
As of March 31, 2024 and December 31, 2023, the Company was authorized to issue an unlimited number of common shares, which have no par value.
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
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Three Months Ended March 31,
	2024	2023
Net loss	$(9,634)	$(2,912)
Weighted-average number of common shares - basic	156,036,670	152,314,150
Dilutive effect of stock options and awards	—	—
Weighted-average number of common shares - diluted	156,036,670	152,314,150
Loss per common share – basic and diluted	$(0.06)	$(0.02)
As of March 31, 2024 and March 31, 2023, potentially dilutive securities include stock options, restricted share units, common share warrants, and convertible debenture conversion. When the Company recognizes a net loss from continuing operations, all potentially

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each period are presented in the table below:

	March 31,
	2024	2023
Outstanding options	5,522,942	4,386,215
Outstanding restricted share units	3,750,000	2,216,022
Total	9,272,942	6,602,237
The Company's debenture is convertible into 19.9% ownership of the Company's common shares at a conversion price of C$2.00 per common share of the Company. The Company can settle the convertible debenture in shares. If the convertible debenture in diluted EPS is anti-dilutive, or if the conversion value of the debenture does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company's calculation of diluted EPS. For the three months ended March 31, 2024, the price of the Company's shares did not exceed the conversion price and therefore there was no impact to potential common share diluted EPS during those periods.
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
There were no options granted for the three months ended March 31, 2024. The fair values of options granted for the three months ended March 31, 2023 were determined using a Black-Scholes model. The following principal inputs were used in the valuation of awards issued for the three months ended March 31, 2023:

Three Months Ended March 31,
2023
Expected volatility	89.5%
Expected term (years)	5.5-6.5
Risk-free interest rate	3.4%
Expected dividend yield	0%
Value of underlying share	$0.56

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
Detail of the number of stock options outstanding for the three months ended March 31, 2024 under the Company's 2015 legacy option plan and the Company's amended 2018 long term incentive plan (collectively, the "Plans") is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	5,780,134	$0.75	8.56	$—
Granted	—	—
Exercised	—	—
Forfeited (and expired)	(257,192)	0.53
Outstanding as of March 31, 2024	5,522,942	$0.77	8.31	$—

Exercisable/vested as of March 31, 2024	2,761,000	$1.06	7.39	$—
There were no options granted during the three months ended March 31, 2024. The weighted average grant-date fair value of options granted during the three months ended March 31, 2023 was $0.56.
There were no options exercised during the three months ended March 31, 2024 and 2023.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the amended 2018 long term incentive plan ("the 2018 Plan"). The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments up to four years. Upon vesting, one common share of the Company is issued for each restricted share unit awarded. The fair value of each restricted share unit granted is equal to the market price of the Company's shares at the date of the grant. The fair value of shares vested during the three months ended March 31, 2024 and 2023 was $869 and $740, respectively.
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2023	7,250,766	$0.31
Granted	—	$—
Forfeited	(85,731)	$0.53
Vested	(2,895,489)	$0.30
Shares withheld upon vesting	(519,546)	$0.53
Outstanding as of March 31, 2024	3,750,000	$0.29
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the three months ended March 31, 2024 and 2023 was $842 and $375, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations. As of March 31, 2024, $1,783 of total unrecognized share-based compensation expense related to unvested options granted to employees is expected to be recognized over a weighted-average period of 2.25 years.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
12. INCOME TAXES
The Company reported income tax expense of $16 and $0 for the three months ended March 31, 2024 and 2023, respectively. The Company's effective tax rate in the three months ended March 31, 2024 and 2023 was (0.2)% and 0%, respectively. The Company's effective tax rates differ from the U.S. federal statutory rate of 21.0% for the three months end March 31, 2024 and 2023, respectively, primarily due to the valuation allowance. The effective tax rate for the three months ended March 31, 2024 is consistent with the three months ended March 31, 2023, as the Company has been in a full valuation allowance for both periods.
13. RELATED PARTY TRANSACTIONS
Effective November 2020, the Company issued a secured promissory note, where $1,000 was loaned to one of the Company's founders. The note receivable was secured by equity instruments with certain founders of the Company, bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. Effective December 28, 2023, the Company entered into a second amendment of the promissory note to extend the maturity date until November 13, 2024. According to the terms of the agreement, no additional interest will accrue through the payment date. The note has been fully reserved for as of December 31, 2023.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3 "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were employees at the time, are the majority shareholders of Stanley Brothers USA.
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. BAT holds an equity interest in the entity in the form of 200,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of March 31, 2024, the remaining note receivable of $113 is presented in other assets in the condensed consolidated balance sheets. On February 12, 2024, BAT invested an additional $3 million in DeFloria in the form of convertible debt (refer to Note 3). Additionally on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three months ended March 31, 2024, the Company recognized $311 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $74 for the three months ended March 31, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that are, or may be considered to be, "forward-looking statements" under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of Charlotte's Web Holdings, Inc. ("Charlotte's Web", the "Company" or "we"), the industry or its prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "plans," "expects" or "does not expect," "is expected," "look forward to," "budget," "scheduled," "estimates," "forecasts," "will continue," "intends," "the intent of," "have the potential," "anticipates," "does not anticipate," "believes," "should," "should not," or variations of such words and phrases that indicate that certain actions, events or results "may," "could," "would," "might," or "will," "be taken," "occur," or "be achieved," or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that the Company makes with the SEC, on SEDAR+, or in press releases or oral statements made by or with the approval of one of the Company's authorized executive officers. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Quarterly Report on Form 10-Q.
The following discussion and analysis of financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the accompanying notes in this Form 10-Q and the sections entitled "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties, as discussed in the "Cautionary Note Regarding Forward Looking Statements." Future results could differ materially from those discussed below for many reasons, including the risks described in Item 1A—"Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A—"Risk Factors" of this Form 10-Q.
Management's Discussion & Analysis of Charlotte's Web Holdings, Inc.
For purposes of this discussion, "Charlotte's Web," "CW," "we," "our", "us", or the "Company" refers to Charlotte's Web Holdings, Inc. and its subsidiaries: Charlotte's Web, Inc. and Abacus Products, Inc., and its wholly-owned subsidiaries: Abacus Health Products, Inc., Abacus Wellness, Inc. and CBD Pharmaceuticals Ltd. The results herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Amounts are presented in thousands of United States dollars, unless otherwise indicated.
BUSINESS OVERVIEW
Charlotte's Web Holdings, Inc. is a Certified B Corp headquartered in Louisville, Colorado, which conducts the majority of its business in the United States. The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte's Web™, CBD Medic™, and CBD Clinic™. Charlotte's Web premium quality products start with proprietary hemp genetics that are 100% North American farm grown and are then manufactured into hemp extracts containing naturally occurring phytocannabinoids including CBD, cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other cannabinoids and beneficial hemp compounds. The Company is headquartered in a cGMP compliant facility in Louisville, Colorado, where the Company conducts its production of tinctures, distribution, and quality control activities as well as research and development ("R&D"). Charlotte's Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies, capsules, CBD topical creams and lotions, and pet products. The Company also offers NSF Certified for Sports® broad spectrum tincture and gummy products. Charlotte's Web products are distributed to retailers and health care practitioners, and online through the Company's website at www.CharlottesWeb.com. The information provided on the website is not part of this MD&A.

The Company's business consists of the farming, manufacturing, marketing, and sales of hemp-derived CBD wellness products. As of March 31, 2024, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products. The executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.
The Company's primary products are made from proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids and other hemp compounds. The Company believes the presence of these various compounds work synergistically to heighten the effects of the products, making them superior to single-compound isolates.
Hemp extracts are produced from Cannabis and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a THC concentration of not more than 0.3% on a dry weight basis. The Company is engaged in research involving a broad variety of compounds derived from Hemp. Where research provides evidence that a greater than 0.3% THC level may have a potential therapeutic use, the Company may consider pursuing development of that use in jurisdictions where it is legal to do so in accordance with applicable regulations and if consistent with the Company's founding principles. The Company does not currently have any plans to expand into high THC products in the near future.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Kentucky, Oregon, and Canada. The Hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in the Company's products sold within the United States.
Recent Developments
With an increased commitment to innovation, Charlotte's Web has refreshed its mission to "Unearth the Science of Nature to Revolutionize Wellness," and is evolving its wellness offerings both to strengthen our core leadership in CBD, and extend beyond CBD to include a broader range of botanical wellness solutions, including minor cannabinoids. A testament to this expansion is the launch of Charlotte's Web Stay Asleep Cannabinol ("CBN") gummies. Similar to Cannabidiol ("CBD"), CBN is a non-intoxicating cannabinoid found in the hemp plant. At the cutting edge of innovative natural sleep solutions, these new melatonin free gummies could offer distinct benefits for the approximately 67% of adults who report waking up during the night (Phillips Global Sleep Survey, 2019). This is the first CBN sleep product supported by placebo-controlled peer-reviewed research study, offering a 20 mg dose of CBN. The Stay Asleep gummy demonstrates Charlotte's Web's commitment to science-backed products, providing an effective alternative to more traditional sleep supplements and medications. Charlotte's Web believes expanding beyond CBD leverages the Company's brand recognition, intellectual property, and partnerships, including an ongoing collaboration with DeFloria LLC ("DeFloria") for botanical drug development.
During the first quarter of 2024, Charlotte's Web unveiled a significant competitive price reduction of its leading CBD oils, without sacrificing its proprietary formulation or quality. This was accomplished by passing through improved operational efficiencies to consumers, with modest gross margin reduction expected to be offset with additional volume. More affordable pricing improves consumer accessibility, and broadens the total addressable consumer segments, attracting new consumers.
To better leverage its leading brand equity, the Company consolidated its CBD Medic and CBD Clinic brands under a unified Charlotte’s Web brand architecture. Additionally, the Company's ReCreate brand has been absorbed under the recognized Charlotte’s Web brand to better penetrate the lifestyles category. Charlotte’s Web NSF Certified for Sport® will benefit from the Company’s valuable professional sports partnerships, including the Angel City Football Club, U.S. Premier Lacrosse League, and Major League Baseball©.
As of March 31, 2024, several states have adopted new regulations that will impact the Company's ability to sell certain products as currently formulated or packaged in these states. Many of these states have also implemented new THC/CBD limits, age verification, labeling and packaging requirements. The Company continues to assess the business and financial impacts of the new regulations, including steps that can be taken to address the new product formulation, packaging, and labeling requirements, as well as costs and potential revenue impacts and anticipated timing for such impacts to the Company in these states.
The Company continues to invest in R&D efforts to identify new product opportunities. The Company is working to capitalize on the rapidly emerging botanical wellness products industry by driving customer acquisition and retention, as well as accelerating retail expansion. In addition, the Company may consider expanding its product line beyond Hemp-based products should the science and the Company's founding principles support such expansion.

Selected Financial Information

	For the Three Months Ended March 31,
	2024	2023
Total revenues	$12,124	$17,010
Cost of goods sold	5,213	7,093
Gross profit	$6,911	$9,917
Selling, general, and administrative expenses	15,280	17,513
Operating loss	$(8,369)	$(7,596)
Change in fair value of financial instruments	(1,860)	5,382
Other income (expense), net	611	(698)
Net loss	$(9,634)	$(2,912)
Total assets	$141,778	$175,971
Total liabilities	$95,110	$101,072
Revenue
The majority of the Company's revenue is derived from sales of branded products to consumers via the Company's DTC e-commerce website, and distributors, retail and wholesale B2B customers.

	Three Months Ended March 31,		% (Decrease)
	2024	2023
Direct-to-consumer ("DTC") revenue	$7,772	$11,268	(31.0)%
Business-to-business ("B2B") revenue	4,041	5,742	(29.6)%
Service revenue	311	—	100.0%
Total revenue	$12,124	$17,010	(28.7)%
Total revenue for the three months ended March 31, 2024 was $12,124, a decrease of 28.7% compared to the three months ended March 31, 2023. DTC e-commerce revenue decreased 31.0% year-over-year. The decrease compared to the prior year period was primarily due to lower organic traffic volume and prior consumers stocking up on product during the heavy holiday promotions in the fourth quarter of 2023. Website traffic and new consumer acquisition was also lower in the quarter due to a temporary reduction in paid media programs as part of an evaluation as the Company transitions its e-commerce platform and associated marketing.
B2B revenue decreased 29.6% compared to the three months ended March 31, 2023.The decrease compared to prior period was primarily due to the reductions in retail shelf space allocated to the CBD category that occurred in 2023. Some of the Company’s mass retail partners fully exited the CBD category, increasing the year-over-year revenue decline.
The decrease in revenue is partially offset by service revenue of $311. On February 12, 2024, the Company and DeFloria entered into a Master Services Agreement ("Services Agreement") pursuant to which the Company is compensated for the provision of certain services to DeFloria.
Cost of Goods Sold
Cost of goods sold includes the cost of inventory sold, changes in inventory provisions, and other production costs expensed. Other production costs include direct and indirect production costs including direct labor, processing, testing, packaging, quality assurance, security, shipping, depreciation of production equipment, indirect labor, including production management, and other related expenses. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, mix of products sold, third-party quality costs, transportation, overhead allocations and changes in inventory provisions.

The components of cost of goods sold are as follows:

	Three Months Ended March 31,		% (Decrease)
	2024	2023
Inventory expensed to cost of goods sold	3,382	5,209	(35.1)%
Inventory provision, net	96	193	(50.3)%
Other production costs	568	792	(28.3)%
Service costs	311	—	100.0%
Depreciation and amortization	856	899	(4.8)%
Cost of goods sold	$5,213	$7,093	(26.5)%
Cost of goods sold decreased 26.5% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to lower unit sales volume and a decrease in variable operating costs. The decrease was partially offset by an increase in services costs related to the DeFloria service agreement.
Depreciation and amortization expense for the three months ended March 31, 2024 and March 31, 2023 was $2,493 and $3,792, respectively, of which $856 and $899, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $1,637 and $2,893, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, revenue mix between DTC e-commerce and B2B, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit and gross profit margin are as follows:

	Three Months Ended March 31,		% (Decrease)
	2024	2023
Gross profit	$6,911	$9,917	(30.3)%
Gross margin	57.0%	58.3%	(2.2)%
Gross profit decreased 30.3% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease is primarily related to lower net revenue in both the DTC and B2B channels as well was lower variable operating costs.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Three Months Ended March 31,		% (Decrease)
	2024	2023
Selling, general, and administrative expenses	$15,280	$17,513	(12.8)%
Total Selling, general, and administrative expenses for the three months ended March 31, 2024 and March 31, 2023 were $15,280 and $17,513, respectively. The 12.8% decrease was primarily attributable to $1 million in cost saving measures within e-commerce and marketing compared to the to the three months ended March 31, 2023. Additionally, the amended MLB Promotional Rights Agreement resulted in a decrease in amortization expense related to MLB assets of approximately $850 compared the prior period. To better align expenses to current revenue levels, the Company has taken actions to significantly reduce expenses company-wide in 2024 by approximately $15 million year-over-year, mainly through operating efficiency improvements, and stringent cost controls.

Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended March 31, 2024 and March 31, 2023 were $1,637 and $2,893, respectively.
Total research and development expenses expensed to Selling, general, and administrative expense for the three months ended March 31, 2024 and March 31, 2023 were $751 and $546, respectively. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Three Months Ended March 31,		% (Decrease)
	2024	2023
Change in fair value of financial instruments	$(1,860)	$5,382	(134.6)%
Total change in fair value of financial instruments for the three months ended March 31, 2024 and March 31, 2023 was loss of $1,860 and gain of $5,382, respectively. For the three months ending March 31, 2024, the decrease in the change in fair value of financial instruments was due to a loss of $951 in the fair value of the SBH Purchase Option compared to a loss of $300 as of March 31, 2023. The fair value of the SBH Purchase Option is revalued at each reporting date with changes primarily based on financial projections of Stanley Brothers USA and the probability and timing of exercise.
Additionally, the decrease was also partially attributable to the revaluation of the fair value of the investment in DeFloria resulting in a loss of $800. The decrease in value for DeFloria was a result of the issuance of convertible debt during the period. The investment in DeFloria was entered into in April 2023 and as such there was no fair value for the three months ended March 31, 2023.
Finally, the loss for the three months ended March 31, 2024 was also caused by a net loss $109 from the revaluation of the debt conversion option and debt interest rate conversion feature. For the three months ended March 31, 2023, the Company recognized a net gain of $5,652 related to the revaluation of these instruments.

Liquidity and Capital Resources
As of March 31, 2024 and December 31, 2023, the Company had total current liabilities of $19,632 and $23,646, respectively, and cash and cash equivalents of $38,510 and $47,820, respectively, to meet its current obligations.
The Company expects a reduction in overall selling, general, and administrative expenses in 2024 as a result of several actions taken in the first quarter of 2024. This includes improvements in operating efficiency throughout the business, cost savings from a more efficient e-commerce platform and associated information technology upgrades, and a data-driven reorganization of its B2B business and retail partnering strategies. Additionally, costs associated with the Company’s MLB partnership and associated Promotional Rights Agreement will be approximately $3 million lower in 2024.
The Company's primary sources of liquidity are its net cash on hand from operations and sales of its securities from time to time. The Company's ability to fund its operations for the next twelve months and thereafter will depend on its future operating performance, particularly revenue growth, which can be affected by general economic conditions, industry regulatory changes, and other factors beyond the Company's control. We believe that our existing cash and cash equivalents, and short-term investments will provide sufficient liquidity to fund operations and planned capital expenditures for the next 12 months.
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
Cash Flows
Cash from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(7,179)	$(6,073)
For the three months ended March 31, 2024, the increase in cash used in operations is primarily due to cash outflows of $2,500 associated with the MLB Promotional Rights Agreement, compared to $2,000 for the three months ended March 31, 2023.
Cash from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Net cash used in investing activities	$(2,033)	$(40)
For the three months ended March 31, 2024, the increase in cash used in investing activities was driven primarily by machinery purchases as part of the Company's plan to in-source topical and gummy production.

Net cash provided by financing activities for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Net cash used in financing activities	$(98)	$(69)
For the three months ended March 31, 2024 and March 31, 2023, the change was primarily due to the vesting of restricted stock units.
Off-Balance Sheet Arrangements
As of March 31, 2024 and December 31, 2023, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Related party transactions
Effective November 2020, the Company issued a secured promissory note, where $1,000 was loaned to one of the Company's founders. The note receivable was secured by equity instruments with certain founders of the Company, bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. Effective December 28, 2023, the Company entered into a second amendment of the promissory note to extend the maturity date until November 13, 2024. According to the terms of the agreement, no additional interest will accrue through the payment date. The note has been fully reserved for as of December 31, 2023.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3 "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were employees at the time, are the majority shareholders of Stanley Brothers USA.
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. BAT holds an equity interest in the entity in the form of 200,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of March 31, 2024, the remaining note receivable of $113 is presented in other assets in the condensed consolidated balance sheets. On February 12, 2024, BAT invested an additional $3 million in DeFloria in the form of convertible debt. Additionally on February 12, 2024, the Company and DeFloria entered into a separate master services agreement in which the Company will be compensated for the provision of certain services to DeFloria. For the three months ended March 31, 2024, the Company recognized $311 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $74 for the three months ended March 31, 2024.
Recently Adopted Accounting Principles
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

Fair Value Option
The Company has elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. Under ASC 825-10, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The SBH Purchase Option is classified as a financial asset in the condensed consolidated balance sheets and is remeasured at fair value at each reporting date, with changes to fair value recognized in the condensed consolidated statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise asserted by the Company.
Investment in Unconsolidated Entities
The Company has a variable interest in the investment in DeFloria; however, the Company is not the primary beneficiary of DeFloria as it lacks the power to direct DeFloria's key activities. The Company concluded that the investment in DeFloria should not be consolidated. In accordance with ASC 825-10, equity method investments are eligible for the fair value option as they represent recognized financial assets. As the Company was not required to consolidate the investment and does not meet any of the other scope exceptions, the Company had the ability to adopt the fair value option for the investment at inception. The investment was remeasured at fair value after each reporting date, with changes recognized in condensed consolidated statements of operations, as changes in fair value of financial instruments for the period.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. Cost includes all expenses for direct raw materials inputs, as well as costs directly attributable to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Cost is determined by use of the weighted average method. To determine if a provision for inventories is required, the Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence. The Company's inventories of harvested hemp are recorded at cost to grow and harvest. Raw materials costs as well as production costs are included in the carrying value of the Company's finished goods inventory. The Company's inventory production process for cannabinoid products includes cultivating botanical raw material. Because of the duration of the cultivation process, a portion of the inventory will not be sold within one year. Consistent with the practice in other industries that cultivate botanical raw materials, all inventory is classified as a current asset.
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the condensed consolidated statements of operations. There were no impairment losses recognized for the three months ended March 31, 2024 and 2023, respectively.
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
Significant judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income or loss, earnings history, and forecasting reliability. It is the Company's policy to offset indefinite lived deferred tax assets with indefinite lived deferred tax liabilities. The Company provided a full valuation allowance on deferred tax assets because it is more likely than not that deferred tax assets will not be realized.
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2019. The Company has recorded an uncertain tax position as of March 31, 2024 and December 31, 2023. The Company's policy is to recognize interest and penalties on taxes, if any, within the statement of operations as income tax expense.
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

The Company recognizes revenue from customers when control of the goods or services is transferred to the customer, generally when products are shipped, at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. Freight revenue is included in revenue on the condensed consolidated statements of operations, and is generally exempt from state sales taxes. Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in the condensed consolidated statements of operations. Contracts are written to include standard discounts and allowances. Contracts are not written to include advertising allowances, tiered discounts or any other performance obligation. Since the Company's contracts involve the delivery of various tangible products, the arrangements are considered to contain only a single performance obligation, as such there is no allocation of the transaction price. The Company also offers e-commerce discounts and promotions through its online rewards program. The Charlotte's Web Loyalty Program offers customers rewards points for every dollar spent through the Company website to earn store credit for future purchases. The Company defers recognition of revenue for unredeemed awards until the following occurs: (1) rewards are redeemed by the consumer, (2) points or certificates expire, or (3) an estimate of the expected unused portion of points or certificates is applied, which is based on historical redemption patterns.
Any product that does not meet the customer's expectations can be returned within the first 30 days of delivery in exchange for another product or for a full refund. Generally, any product sold through a distributor or retailer must be returned to the original purchase location for any return or exchange. The Company accounts for customer returns utilizing the "expected value method". Expected amounts are excluded from revenue and recorded as a "refund liability" that represents the Company's obligation to return the customer's consideration. Estimates are based on actual historical and current specific data.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information under this item is not required to be provided by smaller reporting companies.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of March 31, 2024, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ending March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, the Company may be involved in various regulatory issues, claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's results of operations or financial condition.
At present, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business. Nor is the Company or its property the subject of any legal proceedings, known or contemplated, that involve a claim for damages exclusive of interest and costs that meet or exceed 10% of its current assets.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors under the heading "Part I, Item 1A—Risk Factors". Except as set forth below, there have been no material changes from such risk factors during the quarter ended March 31, 2024. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2023 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits
Documents filed as part of this report.

Exhibit No.	Description	Location
10.1†	Amendment No. 1 to Charlotte's Web Holdings, Inc. Amended 2018 Long-Term Incentive Plan dated April 29, 2021.	Exhibit 10.18.1 to the Annual Report on Form 10-K (File No. 000-56364) filed with the SEC on March 21, 2024 is incorporated herein by reference.
10.2†	Letter dated as of March 19, 2024 to Jessica Saxton re: Amendment to Offer of Employment with Charlotte’s Web Holdings, Inc.	Exhibit 10.28.1 to the Annual Report on Form 10-K (File No. 000-56364) filed with the SEC on March 21, 2024 is incorporated herein by reference.
10.3+
First Amendment to Promotional Rights Agreement, executed February 5, 2024, by and among MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs and Charlotte’s Web Holdings, Inc.
Exhibit 10.32.1 to the Annual Report on Form 10-K (File No. 000-56364) filed with the SEC on March 21, 2024 is incorporated herein by reference.
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

CHARLOTTE'S WEB HOLDINGS, INC.

May 8, 2024	By:	/s/ Jessica Saxton
(Date)		Jessica Saxton
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Morachnick	Chief Executive Officer (Principal Executive Officer)	May 8, 2024
William Morachnick

/s/ Jessica Saxton	Chief Financial Officer (Principal Financial Officer)	May 8, 2024
Jessica Saxton

/s/ Sarah Cambridge	Chief Accounting Officer (Principal Accounting Officer)	May 8, 2024
Sarah Cambridge