Form 10-Q
period 2024-06-30
Charlotte's Web Holdings, Inc.
filed 2024-08-08
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 157,495,042 shares of common shares as of August 6, 2024.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2024

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024 (unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$32,531	$47,820
Accounts receivable, net	1,869	1,950
Inventories, net	18,673	21,538
Prepaid expenses and other current assets	3,857	6,864
Total current assets	56,930	78,172
Property and equipment, net	28,198	27,513
License and media rights	16,590	17,070
Operating lease right-of-use assets, net	13,740	14,601
Investment in unconsolidated entity	11,200	11,000
SBH purchase option and other derivative assets	1,436	2,602
Intangible assets, net	1,166	887
Other long-term assets	534	703
Total assets	$129,794	$152,548
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,350	$2,860
Accrued and other current liabilities	6,669	8,682
Lease obligations – current	2,376	2,252
License and media rights payable - current	5,072	9,852
Total current liabilities	18,467	23,646
Convertible debenture	43,455	42,528
Lease obligations	14,456	15,655
License and media rights payable	14,093	11,338
Derivatives and other long-term liabilities	3,495	3,823
Total liabilities	93,966	96,990
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized; 157,495,042 and 154,332,366 shares issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	328,241	327,280
Accumulated deficit	(292,414)	(271,723)
Total shareholders’ equity	35,828	55,558
Total liabilities and shareholders’ equity	$129,794	$152,548
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2024	2023	2024	2023
Revenue	$12,289	$16,006	$24,413	$33,016
Cost of goods sold	9,707	7,088	14,920	14,181
Gross profit	2,582	8,918	9,493	18,835

Selling, general and administrative expenses	14,727	19,627	30,007	37,140
Operating loss	(12,145)	(10,709)	(20,514)	(18,305)

Gain on initial investment in unconsolidated entity	—	10,700	—	10,700
Change in fair value of financial instruments	1,140	4,229	(720)	9,612
Other income (expense), net	(6)	(1,376)	605	(2,074)
Income (loss) before provision for income taxes	(11,011)	2,844	(20,629)	(67)
Income tax benefit (expense)	(46)	—	(62)	—
Net income (loss)	$(11,057)	$2,844	$(20,691)	$(67)

Per common share amounts (Note 10)
Net income (loss) per common share, basic	$(0.07)	$0.02	$(0.13)	$—
Net income (loss) per common share, diluted	$(0.07)	$0.02	$(0.13)	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance—December 31, 2023	154,332,366	$1	$327,280	$(271,723)	$55,558
Common shares issued upon vesting of restricted share units, net of withholding	2,895,489	—	(98)	—	(98)
Share-based compensation	—	—	842	—	842
Net income (loss)		—		(9,634)	(9,634)
Balance— March 31, 2024	157,227,855	$1	$328,024	$(281,357)	$46,668
Common shares issued upon vesting of restricted share units, net of withholding	267,187	—	(20)	—	(20)
Share-based compensation	—	—	237	—	237
Net income (loss)	—	—	—	(11,057)	(11,057)
Balance—June 30, 2024	157,495,042	$1	$328,241	$(292,414)	$35,828

Balance—December 31, 2022	152,135,026	$1	$325,431	$(247,927)	$77,505
Common shares issued upon vesting of restricted share units, net of withholding	297,888	—	(69)	—	(69)
Share-based compensation	—	—	375	—	375
Net income (loss)	—	—	—	(2,912)	(2,912)
Balance—March 31, 2023	152,432,914	$1	$325,737	$(250,839)	$74,899
Common shares issued upon vesting of restricted share units, net of withholding	392,204	—	(6)	—	(6)
Share-based compensation	—	—	624	—	624
Net income (loss)	—	—	—	2,844	2,844
Balance—June 30, 2023	152,825,118	$1	$326,355	$(247,995)	$78,361
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30, (unaudited)
	2024	2023

Cash flows from operating activities:
Net loss	$(20,691)	$(67)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,982	7,769
Inventory provision	3,926	320
Convertible debenture accrued interest	1,931	1,954
Share-based compensation	1,079	999
Changes in right-of-use assets	908	976
Change in fair value of financial instruments	720	(9,612)
Gain on investment in unconsolidated entity	—	(10,700)
(Gain)/loss on foreign currency transaction	(1,430)	979
Other	238	957
Changes in operating assets and liabilities:
Accounts receivable, net	(154)	(1,104)
Inventories, net	(1,025)	2,878
Prepaid expenses and other current assets	1,732	764
Accounts payable, accrued and other liabilities	(286)	183
Operating lease obligations	(1,121)	(1,436)
License and media rights	(2,500)	(4,000)
Income taxes receivable	—	4,261
Other operating assets and liabilities, net	(192)	(130)
Net cash used in operating activities	(11,883)	(5,009)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(3,316)	(187)
Proceeds from sale of assets	28	36
Net cash used in investing activities	(3,288)	(151)
Cash flows from financing activities:
Other financing activities	(118)	(75)
Net cash used in financing activities	(118)	(75)
Net decrease in cash and cash equivalents	(15,289)	(5,235)
Cash and cash equivalents —beginning of period	47,820	66,963
Cash and cash equivalents —end of period	$32,531	$61,728
Non-cash activities:
Non-cash purchase of property and equipment and intangible assets	(269)	(163)
Non-cash issuance of note receivable	—	(156)
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
The Company's current product categories include full spectrum hemp extract oil tinctures (liquid product), gummies, capsules, soft-gels, CBD topical creams and lotions, and pet products. The Company's products are distributed through its e-commerce website, third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar specialty retailers.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Colorado, Kentucky, Oregon, and Canada. The Hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in products sold within the United States.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2024 and its results of operations for the three and six months ended June 30, 2024 and 2023, cash flows for the six months ended June 30, 2024 and 2023, and stockholders' equity for the three and six months ended June 30, 2024 and 2023. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual consolidated financial statements. Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K filed with the SEC on March 21, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct-to-consumer	$7,820	$10,734	$15,592	$22,002
Business-to-business	4,395	5,272	8,436	11,014
Service revenue	74	—	385	—
Total	$12,289	$16,006	$24,413	$33,016
Substantially all of the Company's revenue is earned in the United States.
Recently Adopted Accounting Pronouncements
There are no new recent accounting pronouncements that have been issued by the Financial Accounting Standards Board ("FASB") and adopted by the Company had or may have a material impact on the accompanying unaudited interim condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Other than described below, no new accounting pronouncements issued by the FASB may have a material impact on the Company's consolidated financial statements and related disclosures.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
3. FAIR VALUE MEASUREMENT
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$745	$745
Debt interest rate conversion feature	—	—	691	691
Total financial assets	$—	$—	$1,436	$1,436

Investment in unconsolidated entity:	$—	$—	$11,200	$11,200

Financial liabilities:
Debt conversion option	$—	$2,892	$—	$2,892

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$1,730	$1,730
Debt interest rate conversion feature	—	—	872	$872
Total financial assets	$—	$—	$2,602	$2,602

Investment in unconsolidated entity:	$—	$—	$11,000	$11,000

Financial liabilities:
Debt conversion option	$—	$3,213	$—	3,213
There were no transfers between levels of the fair value hierarchy during the three and six month periods ended June 30, 2024 and the year ended December 31, 2023.
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
BAT holds an equity interest in DeFloria in the form of 200,000 or 100% preferred units following its $10 million initial investment and has the right to participate in future equity issuances to maintain its pro rata equity position. In 2024, BAT and AJNA invested an additional $5 million and $2 million, respectively, into DeFloria in exchange for a convertible debenture. The Company and AJNA each hold 400,000 or approximately 50%, respectively, of DeFloria's voting common units. The Company's contribution to DeFloria is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a supply agreement with DeFloria, under which the Company supplies the oils at cost used to produce and develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise, and the provision of clinical services. DeFloria is

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
expected to use the investments for the clinical development of a hemp botanical Investigational New Drug application and has commenced Phase I clinical development.
Concurrently with the formation of DeFloria, the Company was issued a warrant to purchase 865,052 shares of Class A Common Stock of AJNA for an exercise price of $2.89 per share. Management determined the warrant should be accounted for in accordance with ASC 321, which requires the warrant to be measured at fair value at issuance and subsequently remeasured at fair value each reporting period. All changes from the remeasurement of the warrant will be recorded as a change in fair value of financial instruments in the condensed consolidated statements of operations. The Company determined the fair value of the AJNA warrants to be de minimis and as such no value was recorded as of June 30, 2024.
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
In accordance with ASC 825-10, equity method investments are eligible for the fair value option as they represent recognized financial assets. As the Company is not required to consolidate the investment and does not meet any of the other scope exceptions, the Company had the ability to adopt the fair value option for the investment at inception. Upon formation of the entity, the Company elected the fair value option because it allowed the investment to be valued based on current market conditions. For the three and six month ending June 30, 2023, the Company recognized a gain for the initial investment in DeFloria of $10,700 within gain on initial investment in unconsolidated entity in the condensed consolidated statements of operations.
The investment has been remeasured at fair value at each reporting date, with changes recognized in condensed consolidated statements of operations as changes in fair value of financial instruments for the period. For the three months ended June 30, 2024 and June 30, 2023, a gain of $1,000 and $0, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. Additionally, for the six months ended June 30, 2024 and June 30, 2023, a gain of $200 and $0, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the DeFloria investment represents an investment of $11,200 and $11,000, respectively, within the condensed consolidated balance sheets.
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
The following additional assumptions are used in the model:

	June 30,	December 31,
	2024	2023
Expected term (years)	5.8	6.3
Volatility	77.0%	70.0%
Risk-free interest rate	4.3%	3.9%
Expected dividend yield	—%	—%
Discount for lack of marketability	31.0%	20.0%

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
For the three months ended June 30, 2024 and June 30, 2023, a loss of $101 and a gain of $106, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. Additionally, for the six months ended June 30, 2024 and June 30, 2023, a loss of $154 and $506, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the debt interest rate conversion feature represents a financial asset of $691 and $872, respectively, within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.
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

	June 30,	December 31,
	2024	2023
Stated interest rate	5.0%	5.0%
Adjusted interest rate	1.5%	1.5%
Implied debt yield	16.3%	11.0%
Federal regulation probability	Various	Various
Year of event	Various	Various
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
For the three months ended June 30, 2024 and June 30, 2023, a gain of $276 and $4,066, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. For the six months ended June 30, 2024 and June 30, 2023, a gain of $220 and $10,361, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the statements of operations. As of June 30, 2024 and December 31, 2023, the debt conversion option represents a financial liability of $2,892 and $3,213, respectively, within derivative and other long-term liabilities in the condensed consolidated balance sheets.
The following table provides the assumption regarding Level 2 fair value measurements inputs at their measurement dates:

	June 30,	December 31,
	2024	2023
Expected volatility	88.0%	87.4%
Expected term (years)	5.4	5.9
Risk-free interest rate	4.3%	3.9%
Expected dividend yield	—%	—%
Value of underlying share	C$0.27	C$0.27
Exercise price	C$2.00	C$2.00
Stanley Brothers USA Holdings Purchase Option
In 2021, the Company entered into an option purchase agreement (the "SBH Purchase Option") with Stanley Brothers USA Holdings, Inc ("Stanley Brothers USA"). The SBH Purchase Option was purchased for total consideration of $8,000 and has a term of five years (extendable for an additional two years upon payment of additional consideration). The SBH Purchase Option provides the Company the option to acquire all or substantially all the shares of Stanley Brothers USA at a purchase price to be determined at the time of exercise of the SBH Purchase Option. Upon exercise of the SBH Purchase Option, the purchase price will be determined based on application of predetermined multiples of Stanley Brothers USA revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") measures. The Company is not obligated to exercise the SBH Purchase Option. As part of the SBH Purchase Option agreement, Stanley Brothers USA issued the Company a warrant exercisable to purchase 10% of the outstanding Stanley Brothers USA shares and convertible securities that are considered in-the-money, subject to certain conditions and exclusions. The warrant is exercisable at the Company's election for a nominal exercise price in the event the Company elects not to acquire all or substantially all shares of Stanley Brothers USA and expires 60 days after the expiration of the option.
The Company elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the condensed consolidated statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. Changes in fair value measurements, if significant, may affect performance of cash flows. For the three months ended June 30, 2024 and June 30, 2023, a loss of $34 and a gain of $57, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments in the statements of operations. For the six months ended June 30, 2024 and June 30, 2023, a loss of $985 and $243, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments in the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the SBH Purchase Option represents a financial asset of $745 and $1,730, respectively, within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise. The following additional assumptions are used in the fair value model of the SBH Purchase Option:

	June 30,	December 31,
	2024	2023
Expected volatility	125.0%	125.0%
Expected term (years)	1.7	2.2
Risk-free interest rate	4.9%	4.2%
Weighted average cost of capital	51.8%	50.6%
4. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2024	2023
Harvested hemp and seeds	$8,009	$9,300
Raw materials	12,153	9,726
Finished goods	5,751	6,320
	25,913	25,346
Less: inventory provision	(7,240)	(3,808)
Total inventory	$18,673	$21,538
Inventory Provision
For the six months ended June 30, 2024, inventory provisions of $3,926 were expensed through cost of goods sold in the condensed consolidated statements of operations. The increase in the inventory provision was primarily due to the revaluation on aged hemp based on current market conditions.
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
As of June 30, 2024 and December 31, 2023, the carrying value of the licensed properties was $13,640 and $14,589, respectively, recorded as a license and media rights asset within the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
carrying value of the media rights was $3,950 and $4,982 recorded as a prepaid asset and a license and media rights asset within the condensed consolidated balance sheets. For the three months ended June 30, 2024 and June 30, 2023, the Company paid MLB $0 and $2,000, respectively, as part of the committed cash payments, and recognized $1,025 and $2,074, respectively, in amortization expense related to the license and media right assets. For the six months ended June 30, 2024 and June 30, 2023, the Company paid MLB $2,500 and $4,000, respectively, as part of the committed cash payments, and recognized $1,999 and $3,897, respectively, in amortization expense related to the license and media right assets. Licensed properties are amortized straight line and media rights are amortized as incurred.
The MLB First Amendment agreement extended the maturities of the future payment by an additional 2 years. Maturities of the MLB license and media rights payable as of June 30, 2024 are as follows:

2024 (6 months remaining)	$2,500
2025	5,500
2026	6,000
2027	6,500
Total payments	$20,500
Less: Imputed interest	(1,335)
Total license and media rights payable	$19,165
Less: Current license liabilities	(5,072)
Total non-current license and media rights payable	$14,093
As of June 30, 2024, expected amortization of licensed properties are as follows:

2024 (6 months remaining)	$1,949
2025	3,897
2026	3,897
2027	3,897
Total future amortization	$13,640
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
The following is a summary of the Company's convertible debenture as of June 30, 2024:

	As of June 30, 2024
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$59,668	$(16,213)	$43,455

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
The debenture was C$75.3 million per the subscription agreement and translated to USD on the transaction date. For the three months ended June 30, 2024 and June 30, 2023, the Company recognized a foreign currency gain of $430 and a loss of $831, respectively, related to the net carrying value of the debenture within the condensed consolidated statement of operations. Additionally, for the six months ended June 30, 2024 and June 30, 2023, the Company recognized a foreign currency gain of $1,355 and a loss of $820, respectively, related to the net carrying value of the debenture within the condensed consolidated statement of operations.
Interest is accrued annually and payable on the maturity date or date of earlier conversion. On conversion, accrued interest will either be converted into common shares equal to the amount of accrued interest or will be paid in cash if agreed with the Lender. As of June 30, 2024 and June 30, 2023, the principal amount of the debenture includes $4,636 and $1,777, respectively, of accrued interest expense. The following is a summary of the interest expense and amortization expense, recorded within the statement of operation, of the Company's convertible debenture for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Interest and Amortization Expense	2024	2023	2024	2023
Interest expense	$721	$701	$1,454	$1,398
Amortization of debt discounts and costs	427	349	828	668
Total	$1,148	$1,050	$2,282	$2,066
7. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of June 30, 2024 there is no litigation pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
Maturities of operating lease liabilities as of June 30, 2024 are as follows:

Operating Leases
2024 (6 months remaining)	$1,640
2025	2,892
2026	2,169
2027	1,844
2028	1,762
Thereafter	11,884
Total lease obligation	22,191
Less: Imputed interest	(5,359)
Total lease liabilities	16,832
Less: Current lease liabilities	(2,376)
Total non-current lease liabilities	$14,456
9. SHAREHOLDERS’ EQUITY
As of June 30, 2024 and December 31, 2023, the Company’s share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
Common Shares
As of June 30, 2024 and December 31, 2023, the Company was authorized to issue an unlimited number of common shares, which have no par value.
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
The following table sets forth the computation of basic and dilutive net income (loss) per share attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(11,057)	$2,844	$(20,691)	$(67)
Weighted-average number of common shares - basic	157,227,855	152,481,470	156,632,263	152,398,273
Dilutive effect of securities	—	278,618	—	—
Weighted-average number of common shares - diluted	157,227,855	152,760,088	156,632,263	152,398,273
Income (loss) per common share – basic	$(0.07)	$0.02	$(0.13)	$—
Income (loss) per common share – diluted	$(0.07)	$0.02	$(0.13)	$—
As of June 30, 2024 and June 30, 2023, potentially dilutive securities include stock options, restricted share units, and convertible debenture conversion. When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
and are consequently excluded from the calculation of diluted net loss per share. As such, for the three and six months ended June 30, 2024 and for the six months ended June 30, 2023, all potentially dilutive shares have been excluded. When the Company recognizes net income from continuing operations, the Company computes the effect of dilutive securities using the treasury stock method and average market prices during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding options	4,523,486	7,012,707	4,523,486	7,012,707
Outstanding restricted share units	5,583,322	2,398,844	5,583,322	2,677,462
Total	10,106,808	9,411,551	10,106,808	9,690,169
The Company's debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The Company can settle the convertible debenture in shares. If the convertible debenture in diluted EPS is anti-dilutive, or if the conversion value of the debenture does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three and six months ended June 30, 2024 and June 30, 2023, the price of the Company’s Shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.
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
There were no options granted for the six months ended June 30, 2024. The fair values of options granted for the six months ended June 30, 2023 were determined using a Black-Scholes model. The following principal inputs were used in the valuation of awards issued for the six months ended June 30, 2023:

Six Months Ended June 30,
2023
Expected volatility	88.8%
Expected term (years)	5.5-6.5
Risk-free interest rate	3.4%
Expected dividend yield	0%
Value of underlying share	$0.36

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
Detail of the number of stock options outstanding for the six months ended June 30, 2024 under the Company's 2015 legacy option plan and the Company's amended 2018 long term incentive plan (collectively, the "Plans") is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	5,780,134	$0.75	8.56	$—
Granted	—	—
Exercised	—	—
Forfeited (and expired)	(1,256,648)	0.50
Outstanding as of June 30, 2024	4,523,486	$0.83	7.94	$—

Exercisable/vested as of June 30, 2024	3,442,986	$0.89	7.69	$—
There were no options granted during the six months ended June 30, 2024. The weighted average grant-date fair value of options granted during the six months ended June 30, 2023 was $0.38.
There were no options exercised during the six months ended June 30, 2024 and 2023.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the 2018 long term incentive plan ("the 2018 Plan"). The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments up to four years. Upon vesting, one share of the Company’s common shares is issued for each restricted share unit awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the six months ended June 30, 2024 and 2023 was $946 and $872, respectively.
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2023	7,250,766	$0.31
Granted	3,021,276	$0.21
Forfeited	(898,685)	$0.24
Vested	(3,162,676)	$0.30
Shares withheld upon vesting	(627,359)	$0.49
Outstanding as of June 30, 2024	5,583,322	$0.26
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the three months ended June 30, 2024 and 2023 was $237 and $624, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations. Share-based

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
compensation expense for all equity arrangements for the six months ended June 30, 2024 and 2023 was $1,079 and $999, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations.
As of June 30, 2024, $2,776 of total unrecognized share-based compensation expense related to unvested options and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.17 years.
12. INCOME TAXES
The Company reported income tax expense of $46 and $0 for the three months ended June 30, 2024 and 2023, respectively. Additionally, income tax expense for the six months ended June 30, 2024 and 2023 was of $62 and $0, respectively.The Company's effective tax rate for the three and six months ended June 30, 2024 and June 30, 2023 was 0.2% and 0%. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months end June 30, 2024 and June 30, 2023, respectively, primarily due to the valuation allowance. The effective tax rate for the three and six months ended June 30, 2024 is consistent with the three and six months ended June 30, 2023, as the Company has been in a full valuation allowance for both periods.
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
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. BAT holds an equity interest in the entity in the form of 200,000 preferred units following its initial $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of June 30, 2024, the remaining note receivable of $99, is presented in other assets in the condensed consolidated balance sheets. In 2024, BAT and AJNA invested an additional $5 million and $2 million, respectively, in DeFloria in the form of convertible debt (refer to Note 3). Additionally, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three and six months ended June 30, 2024, the Company recognized $74 and $385 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $74, for the three and six months ended June 30, 2024, respectively.
On June 21, 2024, the Company entered into a consulting agreement with Jared Stanley, Co-Founder of Charlotte's Web, former executive of the Company, and current member of the Board of Directors. The consulting agreement will remain in effect until June 13, 2025. In consideration for Mr. Stanley's services, he will receive a bi-weekly fee of $6.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that are, or may be considered to be, "forward-looking statements" under Canadian securities laws and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be subject to the "safe harbor" created by those sections and other applicable laws. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of Charlotte's Web Holdings, Inc., ("Charlotte's Web", the "Company" or "we"), the industry or its prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "plans," "expects" or "does not expect," "is expected," "look forward to," "budget," "scheduled," "estimates," "forecasts," "will continue," "intends," "the intent of," "have the potential," "anticipates," "does not anticipate," "believes," "should," "should not," or variations of such words and phrases that indicate that certain actions, events or results "may," "could," "would," "might," or "will," "be taken," "occur," or "be achieved," or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that the Company makes with the SEC, on SEDAR +, or in press releases or oral statements made by or with the approval of one of the Company's authorized executive officers. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Quarterly Report on Form 10-Q.
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
BUSINESS OVERVIEW
Charlotte's Web Holdings, Inc., is a Certified B Corp headquartered in Louisville, Colorado, which conducts the majority of its business in the United States. The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte's Web™, CBD Medic™, and CBD Clinic™. Charlotte's Web premium quality products start with proprietary hemp genetics that are 100% North American farm grown and are then manufactured into hemp extracts containing naturally occurring phytocannabinoids including CBD, cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other cannabinoids and beneficial hemp compounds. The Company is headquartered in a cGMP compliant facility in Louisville, Colorado, where the Company conducts its production of tinctures, distribution, and quality control activities, as well as research and development ("R&D"). Charlotte's Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies, capsules, CBD topical creams and lotions, and pet products. The Company also offers NSF Certified for Sports® broad spectrum tincture and gummy products. Charlotte's Web products are distributed to retailers and health care practitioners, and online through the Company's website at www.CharlottesWeb.com. The information provided on the website is not part of this MD&A.

The Company's business consists of the farming, manufacturing, marketing, and sales of hemp-derived CBD wellness products. As of June 30, 2024, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products. The executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.
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
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Colorado, Kentucky, Oregon, and Canada. The Hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in the Company's products sold within the United States.
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
During the first quarter of 2024, Charlotte's Web unveiled a significant competitive price reduction of its leading CBD oils, without sacrificing its proprietary formulation or quality. This was accomplished by passing through improved operational efficiencies to consumers, with modest gross margin reduction expected to be offset with additional volume through the remainder of the year. More affordable pricing improves consumer accessibility, and broadens the total addressable consumer segments, attracting new consumers.
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
As of June 30, 2024, several states have adopted new regulations that will impact the Company's ability to sell certain products as currently formulated or packaged in these states. Many of these states have also implemented new THC/CBD limits, age verification, labeling and packaging requirements. The Company continues to assess the business and financial impacts of the new regulations, including steps that can be taken to address the new product formulation,packaging, and labeling requirements, as well as costs and potential revenue impacts and anticipated timing for such impacts to the Company in these states.
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

Selected Financial Information

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$12,289	$16,006	$24,413	$33,016
Cost of goods sold	9,707	7,088	14,920	14,181
Gross profit	2,582	8,918	9,493	18,835
Selling, general, and administrative expenses	14,727	19,627	30,007	37,140
Operating loss	(12,145)	(10,709)	(20,514)	(18,305)
Gain on initial investment in unconsolidated entity	—	10,700	—	10,700
Change in fair value of financial instruments	1,140	4,229	(720)	9,612
Other income (expense), net	(6)	(1,376)	605	(2,074)
Income (loss) before income taxes	$(11,011)	$2,844	$(20,629)	$(67)
Total assets			$129,794	$176,589
Total liabilities			$93,966	$98,228
For The Three Months Ended June 30, 2024 and 2023
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers.

	Three Months Ended June 30,		% Increase (Decrease)
	2024	2023
Direct-to-consumer ("DTC") revenue	$7,820	$10,734	(27.1)%
Business-to-business ("B2B") revenue	4,395	5,272	(16.6)%
Service revenue	74	—	100.0%
Total revenue	$12,289	$16,006	(23.2)%
Total revenue for the three months ended June 30, 2024 was $12,289, a decrease of 23.2% compared to the three months ended June 30, 2023.
DTC net revenue decreased 27.1% year-over-year, primarily due to lower comparable online traffic to the Company’s web store. On a quarter-over-quarter basis DTC net revenue increased 0.6% compared to the first quarter of 2024. In June 2024, the Company transitioned to a new e-commerce platform which provides improved software integrations, advanced target marketing tools, and superior customer relationship management software.
B2B net revenue decreased 16.6% year-over-year, primarily due to reductions or removals of shelf space allocations to CBD products by certain retailers. Inflationary impact on discretionary consumer spending activity and product mix shift away from higher-priced tinctures were additional contributing factors. B2B net revenue increased 8.8% quarter-over-quarter compared to the first quarter of 2024. During the second quarter of 2024, Charlotte’s Web rolled out its new CBN 'Stay Asleep' gummies to retailers. The Company also added Walmart as a retail partner with the launch of a new CBD isolate topicals, now available at 827 Walmart stores across five states; California, Illinois, Florida, Texas, and Pennsylvania.

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
The components of cost of goods sold are as follows:

	Three Months Ended June 30,		% Increase (Decrease)
	2024	2023
Inventory expensed to cost of goods sold	4,316	4,979	(13.3)%
Inventory provision, net	3,830	127	2915.7%
Other production costs	638	1,085	(41.2)%
Service costs	74	—	100.0%
Depreciation and amortization	849	897	(5.4)%
Cost of goods sold	$9,707	$7,088	36.9%
Cost of goods sold increased 36.9% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to a $3.7 million increase in inventory provisions during the period. The increase in the provision was due to the revaluation on aged hemp based on current market conditions. The decrease was partially offset by lower inventory expense associated with lower revenue in 2024, as well as production cost improvements.
Depreciation and amortization expense for the three months ended June 30, 2024 and June 30, 2023 was $2,489 and $3,977, respectively, of which $849 and $897, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $1,640 and $3,080, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, revenue mix between DTC e-commerce and B2B, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit for the three months ended June 30, 2024 and June 30, 2023 is as follows:

	Three Months Ended June 30,		% Increase (Decrease)
	2024	2023
Gross profit	$2,582	$8,918	(71.0)%
Gross margin	21.0%	55.7%	(62.3)%
Gross profit decreased 71.0% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease is primarily related to the increase in inventory provision of $3.7 million for the three month ending June 30, 2024. Additionally the decrease is directly related to the revenue decrease of 23.2%, primarily due to lower blended margin following price reductions on oil tincture products initiated in the first quarter of 2024.

Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Three Months Ended June 30,		% Increase (Decrease)
	2024	2023
Selling, general, and administrative expenses	$14,727	$19,627	(25.0)%
Total Selling, general, and administrative expenses for the three months ended June 30, 2024 and June 30, 2023 were $14,727 and $19,627, respectively. The amended MLB Promotional Rights Agreement resulted in a decrease in amortization expense related to MLB assets of approximately $1 million compared to the three months ended June 30, 2023. Additionally, the decrease is due to a reduction in personnel, share based compensation, and consulting costs compared to the prior period.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended June 30, 2024 and June 30, 2023 were $1,640 and $3,080, respectively.
Total research and development costs expensed to Selling, general, and administrative expense for the three months ended June 30, 2024 and June 30, 2023 were $648 and $916, respectively. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the possible therapeutic uses of cannabinoids.
Total Change in Gain on Investment in Unconsolidated Entity
Total change in gain on investment in unconsolidated entity is as follows:

	Three Months Ended June 30,		% Increase (Decrease)
	2024	2023
Change in gain on investment in unconsolidated entity	$—	$10,700	(100)%
The gain on investment in unconsolidated entity for the three months ended June 30, 2024 and June 30, 2023 was $0 and $10,700, respectively. For the six months ended June 30, 2023, the gain was due to the Company jointly forming an entity, DeFloria, with AJNA, and BAT. DeFloria was established to pursue FDA approval for a novel botanical drug to target a neurological condition, with the botanical drug being developed from certain proprietary hemp genetics of the Company. The initial investment was measured at fair value and is remeasured at each reporting date, with changes recognized in changes in fair value of financial instruments.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Three Months Ended June 30,		% Increase (Decrease)
	2024	2023
Change in fair value of financial instruments	$1,140	$4,229	(73.0)%
Total change in fair value of financial instruments for the three months ended June 30, 2024 and June 30, 2023 was $1,140 and $4,229, respectively. For the three months ended June 30, 2024, the gain in fair value of financial instruments was primarily due to the revaluation of the fair value of the investment in unconsolidated entity, resulting in a gain of $1 million, compared to no gain for the three months ended June 30, 2023.
For the three months ended June 30, 2023, the gain in fair value of financial instruments was due to the Company's debt conversion option and debt interest rate conversion feature resulting in a net gain of approximately $4.2 million, compared to a net gain of $175 for the three months ended June 30, 2024. The fair value of the Company's embedded derivatives and options are revalued at each reporting date with changes impacted by variability in the Company's share price and implied debt yields.
For the Six Months Ended June 30, 2024 and 2023
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers.

	Six Months Ended June 30,		% Increase (Decrease)
	2024	2023
Direct-to-consumer ("DTC") revenue	$15,592	$22,002	(29.1)%
Business-to-business ("B2B") revenue	8,436	11,014	(23.4)%
Service revenue	385	$—	100.0%
Total revenue	$24,413	$33,016	(26.1)%
Total revenue for the six months ended June 30, 2024 was $24,413, a decrease of 26.1% compared to the six months ended June 30, 2023.
DTC revenue decreased 29.1%, driven by lower comparable online traffic and associated sales volume through the Company’s web store. Inflationary impact on discretionary consumer spending activity and product mix shift away from higher-priced tinctures were additional contributing factors.
B2B revenue decreased 23.4% compared to the six months ended June 30, 2023. The decrease was primarily due to the reduced retailer shelf allocations to the CBD category and inflationary impacts on consumer spending.
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
The components of cost of goods sold are as follows:

	Six Months Ended June 30,		% Increase (Decrease)
	2024	2023
Inventory expensed to cost of goods sold	7,698	10,188	(24.4)%
Inventory provision, net	3,926	320	1126.9%
Other production costs	1,206	1,877	(35.7)%
Service costs	385	—	100.0%
Depreciation and amortization	1,705	1,796	(5.1)%
Cost of goods sold	$14,920	$14,181	5.2%
Cost of goods sold increased 5.2% for the six months ended June 30, 2024, despite lower revenue compared to the six months ended June 30, 2023. The increase was primarily due to a $3.7 million increase in inventory provisions taken as of June 30, 2024. The increase in the provision was due to the revaluation on aged hemp based on current market conditions. The increase was partially offset by lower inventory expense associated with lower revenue in 2024, as well as production cost improvements.

Depreciation and amortization expense for the six months ended June 30, 2024 and June 30, 2023 was $4,982 and $7,769, respectively, of which $1,705 and $1,796, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $3,277 and $5,973, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC e-commerce and B2B, the mix of products sold, the promotional and sales discount rate, third-party quality costs, transportation costs, and changes in inventory provisions.
Gross profit for the six months ended June 30, 2024 and June 30, 2023 is as follows:

	Six Months Ended June 30,		% Increase (Decrease)
	2024	2023
Gross profit	$9,493	$18,835	(49.6)%
Gross margin	38.9%	57.0%	(31.8)%
Gross profit decreased 49.6% year-over-year for the six months ended June 30, 2024 primarily due to the lower net revenue and higher inventory provisions compared to the same period ended June 30, 2023.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Six Months Ended June 30,		% Increase (Decrease)
	2024	2023
Selling, general, and administrative expenses	$30,007	$37,140	(19.2)%
Total selling, general, and administrative expenses for the six months ended June 30, 2024 and June 30, 2023 were $30,007 and $37,140, respectively. The amended MLB Promotional Rights Agreement resulted in a decrease in amortization expense related to MLB assets of approximately $2 million compared the prior period. Additionally, the decrease is due to a reduction in personnel and consulting costs compared to the prior period.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the six months ended June 30, 2024 and June 30, 2023 were $3,277 and $5,973, respectively.
Total research and development costs expensed to Selling, general, and administrative expense for the six months ended June 30, 2024 and June 30, 2023 were $1,399 and $1,462, respectively. Research and development expenses primarily include personnel costs related to the Company's R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the possible therapeutic uses of cannabinoids.
Total Change in Gain on Investment in Unconsolidated Entity
Total change in gain on investment in unconsolidated entity is as follows:

	Six Months Ended June 30,		% Increase (Decrease)
	2024	2023
Change in gain on investment in unconsolidated entity	$—	$10,700	(100)%
Total change in gain on investment in unconsolidated entity for the six months ended June 30, 2024 and June 30, 2023 was $0 and $10,700, respectively. For the six months ended June 30, 2023, the gain was due to the Company jointly forming an entity, DeFloria, with

AJNA, and BAT. DeFloria was established to pursue FDA approval for a novel botanical drug to target a neurological condition, with the botanical drug being developed from certain proprietary hemp genetics of the Company. The initial investment was measured at fair value and is remeasured at each reporting date, with changes recognized in changes in fair value of financial instruments.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Six Months Ended June 30,		% Increase (Decrease)
	2024	2023
Change in fair value of financial instruments	$(720)	$9,612	(107)%
Total change in fair value of financial instruments for the six months ended June 30, 2024 and June 30, 2023 was a loss of $720 and a gain of $9,612, respectively. For the six months ended June 30, 2024, the loss in fair value of financial instruments was primarily due to the revaluation of the fair value of the Company's SBH purchase option resulting in a loss of $1 million, compared to a loss of $243 for the six months ended June 30, 2023. The decrease in valuation resulted from declining financial projections of SBH.
For the six month ending June 30, 2023, the gain in fair value of financial instruments was due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature resulting in a net gain of approximately $9.6 million, compared to a net gain of $65 for the six months ended June 30, 2023. The fair value of the Company's embedded derivatives and options are revalued at each reporting date, with changes impacted by variability in the Company's share price and implied debt yields.
Liquidity and Capital Resources
As of June 30, 2024 and December 31, 2023, the Company had total current liabilities of $18,467 and $23,646, respectively, and cash and cash equivalents of $32,531 and $47,820, respectively, to meet its current obligations.
As a result of expense reduction actions taken in 2024, the Company expects selling, general and administrative expenses to be significantly lower compared to 2023.
The Company’s ability to fund its operations for the next twelve months and thereafter will depend on its future operating performance, particularly prudent cost management, which can be affected by general economic conditions, industry regulatory changes, and other factors beyond the Company’s control.
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
The Company expects to meet our liquidity requirements for at least the next twelve months through various sources of capital, including cash on hand and provided by operations over time. The Company regularly considers fundraising opportunities and may decide, from time to time, to raise capital through borrowings or issuances of additional equity and/or debt securities. The Company's ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, including restrictions on the industry. The Company's ability to raise funds through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. The Company's ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for companies in the Hemp industry and market perceptions about us. There can be no assurance the Company will have the ability to raise additional funds and, if raised privately or publicly, will be available to the Company when needed or on terms which are acceptable.

Cash Flows
Cash from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 and June 30, 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(11,883)	$(5,009)
For the six months ended June 30, 2024, the decrease in cash used in operations is primarily due to a decrease in sales and working capital, resulting in a decrease of net cash inflow. Additionally, for the six months ended June 30, 2023, the Company collected $4,261 from income tax refunds due.
Cash from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 and June 30, 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
Net cash used in investing activities	$(3,288)	$(151)
For the six months ended June 30, 2024, the increase in cash used in investing activities was driven primarily by machinery purchases as part of the Company's plan to in-source topical and gummy production..
Cash from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 and June 30, 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
Net cash used in financing activities	$(118)	$(75)
For the six months ended June 30, 2024, the change was primarily due to the vesting of restricted stock units.
Off-Balance Sheet Arrangements
As of June 30, 2024 and December 31, 2023, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
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
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. BAT holds an equity interest in the entity in the form of 200,000 preferred units following its $10 million initial investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of June 30, 2024, the remaining note receivable of $99, is presented in other assets in the condensed consolidated balance sheets. In 2024, BAT and AJNA invested an additional $5 million and $2 million, respectively, in DeFloria in the form of convertible debt (refer to Note 3). Additionally, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three and six months ended June 30, 2024, the Company recognized $74 and $385, respectively, in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $74, respectively, for the three and six months ended June 30, 2024.
On June 21, 2024, the Company entered into a consulting agreement with Jared Stanley, Co-Founder of Charlotte's Web, former executive of the Company, and current member of the Board of Directors. The consulting agreement will remain in effect until June 13, 2025. In consideration for Mr. Stanley's services, he will receive a bi-weekly fee of $6.
Recently Adopted Accounting Principles
There are no new recent accounting pronouncements that have been issued by the Financial Accounting Standards Board ("FASB") and adopted by the Company had or may have a material impact on the accompanying unaudited interim condensed consolidated financial statements.
Critical Policies and Accounting Estimates
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. Cost includes all expenses for direct raw materials inputs, as well as costs directly attributable to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Cost is determined by use of the weighted average method. To determine if a provision for inventories is required, the Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories based on product shelf life, and other factors that affect inventory obsolescence. The Company's inventories of harvested hemp are recorded at cost to grow and harvest. Raw materials costs as well as production costs are included in the carrying value of the Company's finished goods inventory. The Company's inventory production process for cannabinoid products includes cultivating of botanical raw material. Because of the duration of the cultivation process, a portion of the inventory will not be sold within one year. Consistent with the practice in other industries that cultivate botanical raw materials, all inventory is classified as a current asset.
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the condensed consolidated statements of operations. There were no impairment losses recognized for the three months ended June 30, 2024 and 2023, respectively.
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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2019. The Company has recorded an uncertain tax position as of June 30, 2024 and December 31, 2023. The Company's policy is to recognize interest and penalties on taxes, if any, within the condensed consolidated statement of operations as income tax expense.
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
Any product that does not meet the customer's expectations can be returned within the first 30 days of delivery in exchange for another product or for a full refund. Generally, any product sold through a distributor or retailer must be returned to the original purchase location for any return or exchange. The Company accounts for customer returns utilizing the "expected value method." Expected amounts are excluded from revenue and recorded as a "refund liability" that represents the Company's obligation to return the customer’s consideration. Estimates are based on actual historical and current specific data.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information under this item is not required to be provided by smaller reporting companies.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of June 30, 2024, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ending June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors under the heading "Part I, Item 1A—Risk Factors." There have been no material changes from such risk factors during the quarter ended June 30, 2024. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2023 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits
Documents filed as part of this report

Exhibit No.	Description	Location
10.1†	Offer Letter from Charlotte’s Web Holdings, Inc. to Erika Lind, dated June 17, 2024.	Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on June 20, 2024 is incorporated herein by reference.
10.2†	Consulting Agreement between Charlotte’s Web Holdings, Inc. and Jared Stanley, dated June 13, 2024.	Filed herewith
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE'S WEB HOLDINGS, INC.

August 8, 2024	By:	/s/ Erika Lind
(Date)		Erika Lind
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Morachnick	Chief Executive Officer (Principal Executive Officer)	August 8, 2024
William Morachnick

/s/ Erika Lind	Chief Financial Officer (Principal Financial Officer)	August 8, 2024
Erika Lind

/s/ Sarah Cambridge	Chief Accounting Officer (Principal Accounting Officer)	August 8, 2024
Sarah Cambridge