Form 10-Q
period 2024-09-30
Charlotte's Web Holdings, Inc.
filed 2024-11-14
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 157,762,229 shares of common shares as of November 12, 2024.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2024

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024 (unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$24,620	$47,820
Accounts receivable, net	1,605	1,950
Inventories, net	19,532	21,538
Prepaid expenses and other current assets	4,236	6,864
Total current assets	49,993	78,172
Property and equipment, net	27,102	27,513
License and media rights	14,816	17,070
Operating lease right-of-use assets, net	13,275	14,601
Investment in unconsolidated entity	11,400	11,000
SBH purchase option and other derivative assets	1,328	2,602
Intangible assets, net	1,082	887
Other long-term assets	648	703
Total assets	$119,644	$152,548
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,357	$2,860
Accrued and other current liabilities	5,601	8,682
Lease obligations – current	2,316	2,252
License and media rights payable - current	5,209	9,852
Total current liabilities	16,483	23,646
Convertible debenture	45,170	42,528
Lease obligations	13,937	15,655
License and media rights payable	11,636	11,338
Derivatives and other long-term liabilities	2,175	3,823
Total liabilities	89,401	96,990
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized; 157,762,229 and 154,332,366 shares issued and outstanding as of September 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	328,443	327,280
Accumulated deficit	(298,201)	(271,723)
Total shareholders’ equity	30,243	55,558
Total liabilities and shareholders’ equity	$119,644	$152,548
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2024	2023	2024	2023
Revenue	$12,587	$14,294	$37,000	$47,310
Cost of goods sold	5,914	6,365	20,834	20,546
Gross profit	6,673	7,929	16,166	26,764

Selling, general and administrative expenses	12,693	19,889	42,700	57,029
Operating loss	(6,020)	(11,960)	(26,534)	(30,265)

Gain on initial investment in unconsolidated entity	—	—	—	10,700
Change in fair value of financial instruments	1,422	(4,024)	702	5,588
Other income (expense), net	(1,189)	841	(584)	(1,234)
Loss before provision for income taxes	(5,787)	(15,143)	(26,416)	(15,211)
Income tax expense	—	—	(62)	—
Net loss	$(5,787)	$(15,143)	$(26,478)	$(15,211)

Per common share amounts (Note 10)
Net loss per common share, basic and diluted	$(0.04)	$(0.10)	$(0.17)	$(0.10)

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance—December 31, 2023	154,332,366	$1	$327,280	$(271,723)	$55,558
Common shares issued upon vesting of restricted share units, net of withholding	2,895,489	—	(98)	—	(98)
Share-based compensation	—	—	842	—	842
Net income (loss)		—		(9,634)	(9,634)
Balance— March 31, 2024	157,227,855	$1	$328,024	$(281,357)	$46,668
Common shares issued upon vesting of restricted share units, net of withholding	267,187	—	(20)	—	(20)
Share-based compensation	—	—	237	—	237
Net income (loss)	—	—	—	(11,057)	(11,057)
Balance—June 30, 2024	157,495,042	$1	$328,241	$(292,414)	$35,828
Common shares issued upon vesting of restricted share units, net of withholding	267,187	—	(15)	—	(15)
Share-based compensation	—	—	217	—	217
Net income (loss)	—	—	—	(5,787)	(5,787)
Balance—September 30, 2024	157,762,229	$1	$328,443	$(298,201)	$30,243

Balance—December 31, 2022	152,135,026	$1	$325,431	$(247,927)	$77,505
Common shares issued upon vesting of restricted share units, net of withholding	297,888	—	(69)	—	(69)
Share-based compensation	—	—	375	—	375
Net income (loss)	—	—	—	(2,912)	(2,912)
Balance—March 31, 2023	152,432,914	$1	$325,737	$(250,839)	$74,899
Common shares issued upon vesting of restricted share units, net of withholding	392,204	—	(6)	—	(6)
Share-based compensation	—	—	624	—	624
Net income (loss)	—	—	—	2,844	2,844
Balance—June 30, 2023	152,825,118	$1	$326,355	$(247,995)	$78,361
Common shares issued upon vesting of restricted share units, net of withholding	954,738	—	(127)	—	(127)
Share-based compensation	—	—	647	—	647
Net income (loss)	—	—	—	(15,143)	(15,143)
Balance—September 30, 2023	153,779,856	$1	$326,875	$(263,138)	$63,738
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30, (unaudited)
	2024	2023
Cash flows from operating activities:
Net loss	$(26,478)	$(15,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,505	11,509
Inventory provision	3,926	730
Convertible debenture and other accrued interest	2,836	2,916
Share-based compensation	1,296	1,646
Changes in right-of-use assets	1,373	1,453
Allowance for credit losses	138	1,187
Change in fair value of financial instruments	(702)	(5,588)
Gain on initial investment in unconsolidated entity	—	(10,700)
Gain on foreign currency transaction	(870)	(63)
Other	524	1,657
Changes in operating assets and liabilities:
Accounts receivable, net	(167)	(1,151)
Inventories, net	(1,884)	3,593
Prepaid expenses and other current assets	1,305	(589)
Accounts payable, accrued and other liabilities	(1,266)	(328)
Operating lease obligations	(1,701)	(1,722)
License and media rights	(5,000)	(6,000)
Income taxes receivable	—	4,261
Other operating assets and liabilities, net	(304)	(449)
Net cash used in operating activities	(19,469)	(12,849)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(3,631)	(3,015)
Proceeds from sale of assets	33	119
Net cash used in investing activities	(3,598)	(2,896)
Cash flows from financing activities:
Other financing activities	(133)	(202)
Net cash used in financing activities	(133)	(202)
Net decrease in cash and cash equivalents	(23,200)	(15,947)
Cash and cash equivalents —beginning of period	47,820	66,963
Cash and cash equivalents —end of period	$24,620	$51,016
Non-cash activities:
Non-cash purchase of property and equipment and intangible assets	(8)	(81)
Non-cash issuance of note receivable	—	(142)
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
The Company's primary products are made from proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids and other hemp compounds. Hemp extracts are produced from the plant Cannabis sativa L. ("Cannabis" or "CBD"), and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol ("THC") concentration of not more than 0.3% on a dry weight basis ("hemp"). The Company is engaged in research involving the effectiveness of a broad variety of compounds derived from hemp. The Company does not currently produce or sell medical or recreational marijuana or products derived from high THC Cannabis plants. The Company does not currently have any plans to expand into such high THC products in the near future.
The Company's current product categories include full spectrum hemp extract oil tinctures (liquid product), gummies, capsules, soft-gels, CBD topical creams and lotions, broad spectrum botanical CBD, mushrooms, and pet products. The Company's products are distributed through its e-commerce website, third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar specialty retailers.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Colorado, Kentucky, and Canada. The hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in products sold within the United States.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board ("FASB").
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of September 30, 2024 and its results of operations for the three and nine months ended September 30, 2024 and 2023, cash flows for the nine months ended September 30, 2024 and 2023, and stockholders' equity for the three and nine months ended September 30, 2024 and 2023. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements. Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 21, 2024.
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
Revenue Recognition
The majority of the Company's revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer e-commerce website, as well as distributors, retail and wholesale business-to-business customers. Additionally, on February 12, 2024, the Company and DeFloria LLC ("DeFloria") entered into a Master Services Agreement ("Services Agreement") pursuant to which the Company is compensated for the provision of certain services to DeFloria. Refer to Note 13 for additional disclosure on the DeFloria Service Agreement. The following table sets forth the disaggregation of the Company's revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct-to-consumer	$8,166	$9,428	$23,758	$31,430
Business-to-business	4,347	4,866	12,783	15,880
Service revenue	74	—	459	—
Total revenue	$12,587	$14,294	$37,000	$47,310
Substantially all of the Company's revenue is earned in the United States.
Recently Adopted Accounting Pronouncements
There are no new recent accounting pronouncements that have been issued by the FASB and adopted by the Company that had or may have a material impact on the accompanying unaudited interim condensed consolidated financial statements.
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
3. FAIR VALUE MEASUREMENT
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$370	$370
Debt interest rate conversion feature	—	—	958	958
Total financial assets	$—	$—	$1,328	$1,328

Investment in unconsolidated entity:	$—	$—	$11,400	$11,400

Financial liabilities:
Debt conversion option	$—	$1,589	$—	$1,589

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$1,730	$1,730
Debt interest rate conversion feature	—	—	872	$872
Total financial assets	$—	$—	$2,602	$2,602

Investment in unconsolidated entity:	$—	$—	$11,000	$11,000

Financial liabilities:
Debt conversion option	$—	$3,213	$—	3,213
There were no transfers between levels of the fair value hierarchy and there were no changes in the fair value methodologies during the three and nine month periods ended September 30, 2024 and the year ended December 31, 2023.
Investment in Unconsolidated Entity
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA BioSciences PBC ("AJNA"), and a subsidiary of British American Tobacco PLC (LSE: BATS and NYSE: BTI) ("BAT"). AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. The entity was established to pursue FDA-approval for a botanical drug to target a certain neurological condition.
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
Concurrently with the formation of DeFloria, the Company was issued a warrant to purchase 865,052 shares of Class A Common Stock of AJNA for an exercise price of $2.89 per share. Management determined the warrant should be accounted for in accordance with ASC 321, which requires the warrant to be measured at fair value at issuance and subsequently remeasured at fair value each reporting period. All changes from the remeasurement of the warrant will be recorded as a change in fair value of financial instruments in the condensed consolidated statements of operations. The Company determined the fair value of the AJNA warrants to be de minimis and as such no value was recorded as of September 30, 2024.
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
In accordance with ASC 825-10, equity method investments are eligible for the fair value option as they represent recognized financial assets. As the Company is not required to consolidate the investment and does not meet any of the other scope exceptions, the Company had the ability to adopt the fair value option for the investment at inception. Upon formation of the entity, the Company elected the fair value option because it allowed the investment to be valued based on current market conditions. For the nine month ended September 30, 2023, the Company recognized a gain for the initial investment in DeFloria of $10,700 within gain on initial investment in unconsolidated entity in the condensed consolidated statements of operations.
The investment has been remeasured at fair value at each reporting date, with changes recognized in the condensed consolidated statements of operations as changes in fair value of financial instruments for the period. For the three months ended September 30, 2024 and September 30, 2023, a gain of $200 and $400, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. Additionally, for the nine months ended September 30, 2024 and September 30, 2023, a gain of $400 and $400, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the DeFloria investment represents an investment of $11,400 and $11,000, respectively, within the condensed consolidated balance sheets.
The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. To determine the value of the investment, the Company utilizes an Option Pricing Model ("OPM"). The OPM considers the various terms of the stockholder agreements, including the level of seniority among the securities, dividend policy, conversion ratios, and cash allocations upon liquidation of the entity. The OPM is appropriate when the range of potential future outcomes is difficult to predict with any certainty.
The following additional assumptions are used in the model:

	September 30,	December 31,
	2024	2023
Expected term (years)	5.5	6.3
Volatility	84.1%	70.0%
Risk-free interest rate	4.2%	3.9%
Expected dividend yield	—%	—%
Discount for lack of marketability	31.0%	20.0%

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
Debt Interest Rate Conversion Feature
The debt interest rate conversion feature is classified as a financial asset and is remeasured at fair value at each reporting date, with changes recognized in the condensed consolidated statements of operations as changes in fair value of financial instruments for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. The debt interest rate conversion feature, if triggered, reduces the stated interest rate of the debenture to 1.5% upon federal regulation of CBD in the United States.
For the three months ended September 30, 2024 and September 30, 2023, a gain of $259 and a loss of $38, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. Additionally, for the nine months ended September 30, 2024 and September 30, 2023, a gain of $105 and a loss $544, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the debt interest rate conversion feature represents a financial asset of $958 and $872, respectively, within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.
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

	September 30,	December 31,
	2024	2023
Stated interest rate	5.0%	5.0%
Adjusted interest rate	1.5%	1.5%
Implied debt yield	10.2%	11.0%
Federal regulation probability	Various	Various
Year of event	Various	Various
Debt Conversion Option
Per the debenture, the Lender has the option, at any time before the Maturity Date at no additional consideration, for all or any part of the principal amount to be converted into fully paid and non-assessable common shares. The Company assessed this conversion feature and determined that the debt conversion option is an embedded derivative that requires bifurcation and is classified as a financial liability within the condensed consolidated balance sheet. The debt conversion option is initially measured at fair value and is revalued at each reporting period using the Black-Scholes option pricing model based on Level 2 observable inputs. The assumptions used by the Company are the quoted price of the Company's common shares in an active market, risk-free interest rate, volatility and expected life, and assumes

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
no dividends. Volatility is based on the actual historical market activity of the Company's shares. The expected life is based on the remaining contractual term of the debenture and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected maturity of the debenture.
For the three months ended September 30, 2024 and September 30, 2023, a gain of $1,338 and a loss of $4,661, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. For the nine months ended September 30, 2024 and September 30, 2023, a gain of $1,558 and $5,700, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the debt conversion option represents a financial liability of $1,589 and $3,213, respectively, within derivative and other long-term liabilities in the condensed consolidated balance sheets.
The following table provides the assumptions regarding Level 2 fair value measurements inputs at their measurement dates:

	September 30,	December 31,
	2024	2023
Expected volatility	88.0%	87.4%
Expected term (years)	5.1	5.9
Risk-free interest rate	3.7%	3.9%
Expected dividend yield	—%	—%
Value of underlying share	C$0.19	C$0.27
Exercise price	C$2.00	C$2.00
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
The Company elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the condensed consolidated statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. Changes in fair value measurements, if significant, may affect performance of cash flows. For the three months ended September 30, 2024 and September 30, 2023, a loss of $375 and a gain of $275, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments in the statements of operations. For the nine months ended September 30, 2024 and September 30, 2023, a loss of $1,360 and a gain of $32, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments in the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the SBH Purchase Option represents a financial asset of $370 and $1,730, respectively, within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise. The following additional assumptions are used in the fair value model of the SBH Purchase Option:

	September 30,	December 31,
	2024	2023
Expected volatility	127.0%	125.0%
Expected term (years)	1.4	2.2
Risk-free interest rate	4.2%	4.2%
Weighted average cost of capital	51.9%	50.6%
4. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2024	2023
Harvested hemp and seeds	$3,553	$9,300
Raw materials	11,892	9,726
Finished goods	6,780	6,320
	22,225	25,346
Less: inventory provision	(2,693)	(3,808)
Total inventory	$19,532	$21,538
Inventory Provision
For the nine months ended September 30, 2024, inventory provisions of $3,926 were expensed through cost of goods sold in the condensed consolidated statements of operations. The increase in the inventory provision was primarily due to the revaluation on aged hemp based on current market conditions. For the nine months ended September 30, 2024, write-offs of inventory previously reserved for of $5,041 were recognized.
Additionally, for the nine months ended September 30, 2024 and 2023, the Company sold harvested hemp that had a full inventory provision. The sale of hemp resulted in a $235 and $12,854 reduction to the inventory provision as of September 30, 2024 and 2023, respectively.
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
As of September 30, 2024 and December 31, 2023, the carrying value of the licensed properties was $12,666 and $14,589, respectively, recorded as a license and media rights asset within the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the carrying value of the media rights was $3,150 and $4,982, respectively, recorded as a prepaid asset and a license and media rights asset within the condensed consolidated balance sheets. For the three months ended September 30, 2024 and September 30, 2023, the Company paid MLB $2,500 and $2,000, respectively, as part of the committed cash payments, and recognized $1,774 and $2,949, respectively, in amortization expense related to the license and media right assets. For the nine months ended September 30, 2024 and September 30, 2023, the Company paid MLB $5,000 and $6,000, respectively, as part of the committed cash payments, and recognized $3,773 and $6,846, respectively, in amortization expense related to the license and media right assets. Licensed properties are amortized straight line and media rights are amortized as incurred.
The MLB First Amendment agreement extended the maturities of the future payment by an additional 2 years. Maturities of the MLB license and media rights payable as of September 30, 2024 are as follows:

2024 (3 months remaining)	$—
2025	5,500
2026	6,000
2027	6,500
Total payments	$18,000
Less: Imputed interest	(1,155)
Total license and media rights payable	$16,845
Less: Current license liabilities	(5,209)
Total non-current license and media rights payable	$11,636
As of September 30, 2024, expected amortization of licensed properties are as follows:

2024 (3 months remaining)	$975
2025	3,897
2026	3,897
2027	3,897
Total future amortization	$12,666
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
The following is a summary of the Company's convertible debenture as of September 30, 2024:

	As of September 30, 2024
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$61,115	$(15,945)	$45,170
The following is a summary of the Company's convertible debenture as of December 31, 2023:

	As of December 31, 2023
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$60,116	$(17,588)	$42,528
The debenture was C$75.3 million per the subscription agreement and was translated to USD on the transaction date. For the three months ended September 30, 2024 and September 30, 2023, the Company recognized a foreign currency loss of $533 and a gain of $994, respectively, related to the net carrying value of the debenture within the condensed consolidated statement of operations. Additionally, for the nine months ended September 30, 2024 and September 30, 2023, the Company recognized a foreign currency gain of $822 and $174, respectively, related to the net carrying value of the debenture within the condensed consolidated statement of operations.
Interest is accrued annually and payable on the maturity date or date of earlier conversion. On conversion, accrued interest will either be converted into common shares equal to the amount of accrued interest or will be paid in cash if agreed with the Lender. As of September 30, 2024 and September 30, 2023, the principal amount of the debenture includes $5,360 and $2,479, respectively, of accrued interest expense. The following is a summary of the interest expense and amortization expense, recorded within the statement of operation, of the Company's convertible debenture for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest and Amortization Expense	2024	2023	2024	2023
Interest expense	$724	$702	$2,178	$2,100
Amortization of debt discounts and costs	458	378	1,286	1,046
Total	$1,182	$1,080	$3,464	$3,146
7. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of September 30, 2024 there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
8. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than one year to ten years, some of which include options to extend the leases for up to five years. Generally, the lease agreements do not include options to terminate the lease.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
Maturities of operating lease liabilities as of September 30, 2024 are as follows:

Operating Leases
2024 (3 months remaining)	$826
2025	2,892
2026	2,169
2027	1,844
2028	1,762
Thereafter	11,884
Total lease obligation	21,377
Less: Imputed interest	(5,124)
Total lease liabilities	16,253
Less: Current lease liabilities	(2,316)
Total non-current lease liabilities	$13,937
9. SHAREHOLDERS’ EQUITY
As of September 30, 2024 and December 31, 2023, the Company’s share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no preferred shares have been issued or are outstanding.
Common Shares
As of September 30, 2024 and December 31, 2023, the Company was authorized to issue an unlimited number of common shares, which have no par value.
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
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(5,787)	$(15,143)	$(26,478)	$(15,211)
Weighted-average number of common shares - basic	157,495,042	153,094,229	156,921,955	152,632,806
Dilutive effect of securities	—	—	—	—
Weighted-average number of common shares - diluted	157,495,042	153,094,229	156,921,955	152,632,806
Loss per common share – basic	$(0.04)	$(0.10)	$(0.17)	$(0.10)
Loss per common share – diluted	$(0.04)	$(0.10)	$(0.17)	$(0.10)
As of September 30, 2024 and September 30, 2023, potentially dilutive securities include stock options, restricted share units, and convertible debenture conversion. When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each period are presented in the table below:

	Three and Nine Months Ended September 30,
	2024	2023
Outstanding options	3,742,095	6,535,407
Outstanding restricted share units	4,956,167	3,559,769
Total	8,698,262	10,095,176
The Company's debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The Company can settle the convertible debenture in shares. If the convertible debenture in diluted EPS is anti-dilutive, or if the conversion value of the debenture does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three and nine months ended September 30, 2024 and September 30, 2023, the price of the Company’s shares did not exceed the conversion price and therefore there was no impact to diluted EPS during those periods.
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
There were no options granted for the nine months ended September 30, 2024. The fair values of options granted for the nine months ended September 30, 2023 were determined using a Black-Scholes model. The following principal inputs were used in the valuation of awards issued for the nine months ended September 30, 2023:

Nine Months Ended September 30,
2023
Expected volatility	88.8%
Expected term (years)	5.5-6.5
Risk-free interest rate	3.4%
Expected dividend yield	0%
Value of underlying share	$0.36

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
Detail of the number of stock options outstanding for the nine months ended September 30, 2024 under the Company's 2015 legacy option plan and the Company's amended 2018 long term incentive plan (collectively, the "Plans") is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	5,780,134	$0.75	8.56	$—
Granted	—	—
Exercised	—	—
Forfeited (and expired)	(2,038,039)	0.56
Outstanding as of September 30, 2024	3,742,095	$0.86	7.56	$—

Exercisable/vested as of September 30, 2024	2,810,305	$0.93	7.19	$—
There were no options granted during the nine months ended September 30, 2024. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2023 was $0.38.
There were no options exercised during the nine months ended September 30, 2024 and 2023.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the 2018 long term incentive plan ("the 2018 Plan"). The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments up to four years. Upon vesting, one share of the Company’s common shares is issued for each restricted share unit awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the nine months ended September 30, 2024 and 2023 was $1,024 and $1,150, respectively.
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2023	7,250,766	$0.31
Granted	3,256,276	$0.21
Forfeited	(1,385,840)	$0.23
Vested	(3,429,863)	$0.30
Shares withheld upon vesting	(735,172)	$0.46
Outstanding as of September 30, 2024	4,956,167	$0.26
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the three months ended September 30, 2024 and 2023 was $217 and $647, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations. Share-

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
based compensation expense for all equity arrangements for the nine months ended September 30, 2024 and 2023 was $1,296 and $1,646, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations.
As of September 30, 2024, $1,461 of total unrecognized share-based compensation expense related to unvested options and restricted stock units granted to employees is expected to be recognized over a weighted-average period of 2.11 years.
12. INCOME TAXES
The Company reported income tax expense of $0 for the three months ended September 30, 2024 and 2023, respectively. Additionally, income tax expense for the nine months ended September 30, 2024 and 2023 was of $62 and $0, respectively. The Company's effective tax rate as of September 30, 2024 and September 30, 2023 was 0.2% and 0%, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the nine months end September 30, 2024 and September 30, 2023, respectively, primarily due to the valuation allowance. The effective tax rate as of September 30, 2024 is consistent with the nine months ended September 30, 2023, as the Company has been in a full valuation allowance for both periods.
13. RELATED PARTY TRANSACTIONS
Effective November 2020, the Company issued a secured promissory note, where $1,000 was loaned to one of the Company's founders. The note receivable was secured by equity instruments with certain founders of the Company, bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. Effective November 13, 2024, the Company entered into a third amendment of the promissory note to extend the maturity date until November 13, 2029. According to the terms of the agreement, no additional interest will accrue through the payment date. The note has been fully reserved for as of December 31, 2023.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3 "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were employees of the Company at the time, are the majority shareholders of Stanley Brothers USA.
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. BAT holds an equity interest in the entity in the form of 200,000 preferred units following its initial $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of September 30, 2024, the remaining note receivable of $85, is presented in other assets in the condensed consolidated balance sheets. In 2024, BAT and AJNA invested an additional $5 million and $2 million, respectively, in DeFloria in the form of convertible debt (refer to Note 3). Additionally, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three and nine months ended September 30, 2024, the Company recognized $74 and $459 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $74 as of September 30, 2024.
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
BUSINESS OVERVIEW
Charlotte's Web Holdings, Inc., is a Certified B Corp headquartered in Louisville, Colorado, which conducts the majority of its business in the United States. The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte's Web™, CBD Medic™, and CBD Clinic™. Charlotte's Web premium quality products start with proprietary hemp genetics that are 100% North American farm grown and are then manufactured into hemp extracts containing naturally occurring phytocannabinoids including Cannabidiol ("CBD"), cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other cannabinoids and beneficial hemp compounds. The Company is headquartered in a cGMP compliant facility in Louisville, Colorado, where the Company conducts its production of tinctures, distribution, and quality control activities, as well as research and development ("R&D"). Charlotte's Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies, capsules, CBD topical creams and lotions, broad spectrum botanical CBD, mushrooms, and pet products. The Company also offers NSF Certified for Sport® broad spectrum tincture and gummy products. Charlotte's Web products are distributed to retailers and health care practitioners, and online through the Company's website at www.CharlottesWeb.com. The information provided on the website is not part of this MD&A.

The Company's business consists of the farming, manufacturing, marketing, and sales of hemp-derived CBD and botanical wellness products. As of September 30, 2024, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products. The executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.
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
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Colorado, Kentucky, and Canada. The hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in the Company's products sold within the United States.
Recent Developments
With an increased commitment to innovation, Charlotte's Web has refreshed its mission to "Unearth the Science of Nature to Revolutionize Wellness," and is evolving its wellness offerings both to strengthen our core leadership in CBD, and extend beyond CBD to include a broader range of botanical wellness solutions, including minor cannabinoids. A testament to this expansion is the launch of Charlotte's Web Stay Asleep Cannabinol ("CBN") gummies. Similar to CBD, CBN is a non-intoxicating cannabinoid found in the hemp plant. At the cutting edge of innovative natural sleep solutions, these new melatonin free gummies could offer distinct benefits for the approximately 67% of adults who report waking up during the night (Phillips Global Sleep Survey, 2019). This is the first CBN sleep product supported by placebo-controlled peer-reviewed research study, offering a 20 mg dose of CBN. The Stay Asleep gummy demonstrates Charlotte's Web's commitment to science-backed products, providing an effective alternative to more traditional sleep supplements and medications. Charlotte's Web believes expanding beyond CBD leverages the Company's brand recognition, intellectual property, and partnerships, including an ongoing collaboration with DeFloria LLC ("DeFloria") for botanical drug development.
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
To better leverage its leading brand equity, the Company consolidated its CBD Medic and CBD Clinic brands under a unified Charlotte’s Web brand architecture. Additionally, the Company's ReCreate brand has been absorbed under the recognized Charlotte’s Web brand to better penetrate the lifestyles category. Charlotte’s Web NSF Certified for Sport® will benefit from the Company’s valuable professional sports partnerships, including with the U.S. Premier Lacrosse League and Major League Baseball©.
As of September 30, 2024, several states have adopted new regulations that will impact the Company's ability to sell certain products as currently formulated or packaged in these states, including the emergency regulations enacted in September 2024 in the State of California. Many of these states have also implemented new THC/CBD limits, age verification, testing, labeling and packaging requirements. The Company continues to assess the business and financial impacts of the new regulations, including steps that can be taken to address the new product formulation, packaging, and labeling requirements, as well as costs and potential revenue impacts and anticipated timing for such impacts to the Company in these states.
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

Selected Financial Information

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$12,587	$14,294	$37,000	$47,310
Cost of goods sold	5,914	6,365	20,834	20,546
Gross profit	6,673	7,929	16,166	26,764
Selling, general, and administrative expenses	12,693	19,889	42,700	57,029
Operating loss	(6,020)	(11,960)	(26,534)	(30,265)
Gain on initial investment in unconsolidated entity	—	—	—	10,700
Change in fair value of financial instruments	1,422	(4,024)	702	5,588
Other income (expense), net	(1,189)	841	(584)	(1,234)
Loss before income taxes	$(5,787)	$(15,143)	$(26,416)	$(15,211)
Total assets			$119,644	$163,867
Total liabilities			$89,401	$100,129
For The Three Months Ended September 30, 2024 and 2023
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers.

	Three Months Ended September 30,		% Increase (Decrease)
	2024	2023
Direct-to-consumer ("DTC") revenue	$8,166	$9,428	(13.4)%
Business-to-business ("B2B") revenue	4,347	4,866	(10.7)%
Service revenue	74	—	100.0%
Total revenue	$12,587	$14,294	(11.9)%
Total revenue for the three months ended September 30, 2024 was $12,587, a decrease of 11.9% compared to the three months ended September 30, 2023. On a quarter-over-quarter basis, total revenue increased 2.4%, marking a second consecutive quarter of growth in 2024.
DTC net revenue decreased 13.4% year-over-year, primarily due to lower comparable online traffic to the Company’s web store. At the end of the second quarter, the Company transitioned to a new e-commerce platform which provides improved software integrations, advanced target marketing tools, and superior customer relationship management software. On a quarter-over-quarter basis DTC net revenue increased 4.4% compared to the second quarter of 2024.
B2B net revenue decreased 10.7% year-over-year, primarily due to reductions or removals of shelf space allocations to CBD products by certain retailers over the past 12 months. Inflationary impact on discretionary consumer spending activity and product mix shift away from higher-priced tinctures were additional contributing factors. B2B net revenue decreased 1.1% quarter-over-quarter compared to the second quarter of 2024. The Company added Walmart as a retail partner in the second quarter of 2024 with the launch of a new CBD isolate topical products, including product rollout to 827 Walmart stores across five states; California, Illinois, Florida, Texas, and Pennsylvania. For the third quarter the Company saw continued sales growth in its gummy product line.

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
The components of cost of goods sold are as follows:

	Three Months Ended September 30,		% Increase (Decrease)
	2024	2023
Inventory expensed to cost of goods sold	4,068	4,454	(8.7)%
Inventory provision, net	—	410	(100.0)%
Other production costs	927	608	52.5%
Service costs	75	—	100.0%
Depreciation and amortization	844	893	(5.5)%
Cost of goods sold	$5,914	$6,365	(7.1)%
Cost of goods sold decreased 7.1% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to lower inventory expense associated with lower revenue in 2024.
Depreciation and amortization expense for the three months ended September 30, 2024 and September 30, 2023 was $2,523 and $3,741, respectively, of which $844 and $893, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $1,679 and $2,848, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, revenue mix between DTC e-commerce and B2B, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit for the three months ended September 30, 2024 and September 30, 2023 is as follows:

	Three Months Ended September 30,		% Increase (Decrease)
	2024	2023
Gross profit	$6,673	$7,929	(15.8)%
Gross margin	53.0%	55.5%	(4.5)%
Gross profit decreased to 53.0% for the three months ended September 30, 2024 compared to 55.5% for the three months ended September 30, 2023. The decrease is primarily related to the revenue decrease of 11.9% impacting fixed cost absorption, and lower blended margin following price reductions on oil tincture products initiated in the first quarter of 2024.

Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Three Months Ended September 30,		% Increase (Decrease)
	2024	2023
Selling, general, and administrative expenses	$12,693	$19,889	(36.2)%
Total Selling, general, and administrative expenses for the three months ended September 30, 2024 and September 30, 2023 were $12,693 and $19,889, respectively. The amended MLB Promotional Rights Agreement resulted in a decrease in amortization expense related to MLB assets of approximately $1.2 million compared to the three months ended September 30, 2023. Additionally, the decrease is due to operating expense reductions. The Company made additional cost cutting measures in the third quarter to further align with current revenue levels.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended September 30, 2024 and September 30, 2023 were $1,679 and $2,848, respectively.
Total research and development costs expensed to Selling, general, and administrative expense for the three months ended September 30, 2024 and September 30, 2023 were $556 and $733, respectively. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing hemp cannabinoid science through research programs that provide a better understanding of the possible therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Three Months Ended September 30,		% Increase (Decrease)
	2024	2023
Change in fair value of financial instruments	$1,422	$(4,024)	(135.3)%
Total change in fair value of financial instruments for the three months ended September 30, 2024 and September 30, 2023 was a net gain of $1,422 and a net loss of $4,024, respectively. For the three months ended September 30, 2024, primarily due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature resulting in a gain of $1.6 million, compared to a net loss of $4.7 million for the three months ended September 30, 2023. The fair value of the Company's embedded derivatives and options are revalued at each reporting date with changes impacted by variability in the Company's share price and implied debt yields.
For the Nine Months Ended September 30, 2024 and 2023
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers.

	Nine Months Ended September 30,		% Increase (Decrease)
	2024	2023
Direct-to-consumer ("DTC") revenue	$23,758	$31,430	(24.4)%
Business-to-business ("B2B") revenue	12,783	15,880	(19.5)%
Service revenue	459	$—	100.0%
Total revenue	$37,000	$47,310	(21.8)%

Total revenue for the nine months ended September 30, 2024 was $37,000, a decrease of 21.8% compared to the nine months ended September 30, 2023.
DTC revenue decreased 24.4%, driven by lower comparable online traffic and associated sales volume through the Company’s web store. Inflationary impact on discretionary consumer spending activity and product mix shift away from higher-priced tinctures were additional contributing factors.
B2B revenue decreased 19.5% compared to the nine months ended September 30, 2023. The decrease was primarily due to the reduced retailer shelf allocations to the CBD category and inflationary impacts on consumer spending.
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
The components of cost of goods sold are as follows:

	Nine Months Ended September 30,		% Increase (Decrease)
	2024	2023
Inventory expensed to cost of goods sold	11,766	14,642	(19.6)%
Inventory provision, net	3,926	730	437.8%
Other production costs	2,133	2,485	(14.2)%
Service costs	460	—	100.0%
Depreciation and amortization	2,549	2,689	(5.2)%
Cost of goods sold	$20,834	$20,546	1.4%
Cost of goods sold increased 1.4% for the nine months ended September 30, 2024, despite lower revenue compared to the nine months ended September 30, 2023. The increase was primarily due to a $3.7 million increase in inventory provisions during the three months ended June 30, 2024 due to the revaluation on aged hemp based on current market conditions. The increase was partially offset by lower inventory expense and other variable costs associated with lower revenue in 2024.
Depreciation and amortization expense for the nine months ended September 30, 2024 and September 30, 2023 was $7,505 and $11,509, respectively, of which $2,549 and $2,689, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $4,956 and $8,820, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC e-commerce and B2B, the mix of products sold, the promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit for the nine months ended September 30, 2024 and September 30, 2023 is as follows:

	Nine Months Ended September 30,		% Increase (Decrease)
	2024	2023
Gross profit	$16,166	$26,764	(39.6)%
Gross margin	43.7%	56.6%	(22.8)%

Gross profit decreased 39.6% year-over-year for the nine months ended September 30, 2024 primarily related to the revenue decrease of 21.8% impacting fixed cost absorption, and lower blended margin following price reductions on oil tincture products initiated in the first quarter of 2024.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Nine Months Ended September 30,		% Increase (Decrease)
	2024	2023
Selling, general, and administrative expenses	$42,700	$57,029	(25.1)%
Total selling, general, and administrative expenses for the nine months ended September 30, 2024 and September 30, 2023 were $42,700 and $57,029, respectively. The amended MLB Promotional Rights Agreement resulted in a decrease in amortization and media expense related to MLB assets of approximately $3.1 million compared the prior period. Additionally, the decrease is due to operating expense reductions. For the nine months ended, the Company has made cost cutting measures to further align with current revenue levels.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the nine months ended September 30, 2024 and September 30, 2023 were $4,956 and $8,820, respectively.
Total research and development costs expensed to Selling, general, and administrative expense for the nine months ended September 30, 2024 and September 30, 2023 were $1,955 and $2,194, respectively. Research and development expenses primarily include personnel costs related to the Company's R&D science division as well as R&D related projects advancing hemp cannabinoid science through research programs that provide a better understanding of the possible therapeutic uses of cannabinoids.
Total Change in Gain on Investment in Unconsolidated Entity
Total change in gain on investment in unconsolidated entity is as follows:

	Nine Months Ended September 30,		% Increase (Decrease)
	2024	2023
Change in gain on investment in unconsolidated entity	$—	$10,700	(100.0)%
Total change in gain on investment in unconsolidated entity for the nine months ended September 30, 2024 and September 30, 2023 was $0 and $10,700, respectively. For the nine months ended September 30, 2023, the gain was due to the Company jointly forming an entity, DeFloria, with AJNA, and BAT. DeFloria was established to pursue FDA approval for a novel botanical drug to target a neurological condition, with the botanical drug being developed from certain proprietary hemp genetics of the Company. The initial investment was measured at fair value and is remeasured at each reporting date, with changes recognized in changes in fair value of financial instruments.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Nine Months Ended September 30,		% Increase (Decrease)
	2024	2023
Change in fair value of financial instruments	$702	$5,588	(87.4)%
Total change in fair value of financial instruments for the nine months ended September 30, 2024 and September 30, 2023 was a gain of $702 and a gain of $5,588, respectively. For the nine months ended September 30, 2024, the gain in fair value of financial instruments was primarily due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature, compared to a net gain of $5.6 million for the nine months ended September 30, 2023. The fair value of the Company's embedded derivatives and options are revalued at each reporting date, with changes impacted by variability in the Company's share price and implied debt yields.
Liquidity and Capital Resources
As of September 30, 2024 and December 31, 2023, the Company had total current liabilities of $16,483 and $23,646, respectively, and cash and cash equivalents of $24,620 and $47,820, respectively, to meet its current obligations.
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
The Company expects to meet our liquidity requirements for at least the next twelve months through various sources of capital, including cash on hand and provided by operations over time. The Company regularly considers fundraising opportunities and may decide, from time to time, to raise capital through borrowings or issuances of additional equity and/or debt securities. The Company's ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by lenders, including restrictions on the industry. The Company's ability to raise funds through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. The Company's ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for companies in the hemp industry and market perceptions about us. There can be no assurance the Company will have the ability to raise additional funds and, if those funds are raised privately or publicly, that such funds will be available to the Company when needed or on terms which are acceptable.
Cash Flows
Cash from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(19,469)	$(12,849)
For the nine months ended September 30, 2024, the $6,620 increase in cash used in operations were primarily due to the Company's collection of $4,261 from income tax refunds due during the nine months ended September 30, 2023. Additionally, the increase in cash used was due to decrease in sales and working capital, resulting in a decrease of net cash inflow.
Cash from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Net cash used in investing activities	$(3,598)	$(2,896)

For the nine months ended September 30, 2024 and September 30, 2023, the cash used in investing activities was driven primarily by machinery purchases as part of the Company's plan to in-source topical and gummy production.
Cash from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Net cash used in financing activities	$(133)	$(202)
For the nine months ended September 30, 2024, the change was primarily due to the vesting of restricted stock units.
Off-Balance Sheet Arrangements
As of September 30, 2024 and December 31, 2023, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Related party transactions
Effective November 2020, the Company issued a secured promissory note, where $1,000 was loaned to one of the Company's founders. The note receivable was secured by equity instruments with certain founders of the Company, bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021. Effective November 13, 2024, the Company entered into a third amendment of the promissory note to extend the maturity date until November 13, 2029. According to the terms of the agreement, no additional interest will accrue through the payment date. The note has been fully reserved for as of December 31, 2023.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3 "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain founders of the Company, who are or were employees at the time, are the majority shareholders of Stanley Brothers USA.
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a co-founder of Charlotte's Web. BAT holds an equity interest in the entity in the form of 200,000 preferred units following its $10 million initial investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 400,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of September 30, 2024, the remaining note receivable of $85, is presented in other assets in the condensed consolidated balance sheets. In 2024, BAT and AJNA invested an additional $5 million and $2 million, respectively, in DeFloria in the form of convertible debt (refer to Note 3). Additionally, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three and nine months ended September 30, 2024, the Company recognized $74 and $459, respectively, in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $74, respectively, as of September 30, 2024.
On June 21, 2024, the Company entered into a consulting agreement with Jared Stanley, Co-Founder of Charlotte's Web, former executive of the Company, and current member of the Board of Directors. The consulting agreement will remain in effect until June 13, 2025. In consideration for Mr. Stanley's services, he will receive a bi-weekly fee of $6.

Recently Adopted Accounting Principles
There are no new recent accounting pronouncements that have been issued by the Financial Accounting Standards Board ("FASB") and adopted by the Company that had or may have a material impact on the accompanying unaudited interim condensed consolidated financial statements.
Critical Policies and Accounting Estimates
Listed below are the accounting policies and estimates we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Please also refer to Note 2 of our notes to the condensed consolidated financial statements for a discussion on recently adopted and issued accounting pronouncements.
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
Investment in Unconsolidated Entities
The Company has a variable interest in the investment in DeFloria; however, the Company is not the primary beneficiary of DeFloria as it lacks the power to direct DeFloria's key activities. The Company concluded that the investment in DeFloria should not be consolidated. In accordance with ASC 825-10, equity method investments are eligible for the fair value option as they represent recognized financial assets. As the Company was not required to consolidate the investment and does not meet any of the other scope exceptions, the Company had the ability to adopt the fair value option for the investment at inception. The investment was remeasured at fair value after each reporting date, with changes recognized in the condensed consolidated statements of operations, as changes in fair value of financial instruments for the period.
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
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the condensed consolidated statements of operations. There were no impairment losses recognized for the three and nine months ended September 30, 2024 and 2023, respectively.
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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2019. The Company has recorded an uncertain tax position as of September 30, 2024 and December 31, 2023. The Company's policy is to recognize interest and penalties on taxes, if any, within the condensed consolidated statements of operations as income tax expense.

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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of September 30, 2024, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of our risk factors under the heading "Part I, Item 1A—Risk Factors." There have been no material changes from such risk factors during the quarter ended September 30, 2024. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2023 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 105-1 Trading Plans
During the three months ended September 30, 2024, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
Promissory Note
On November 13, 2020, the Company entered into a secured promissory note ("Note"), as lender, where the Company loaned $1,000 to one of the founders of the Company. The note receivable is secured by equity instruments with such founder of the Company. On March 22, 2022, the maturity date of the Note was extended, as allowed under the terms of the Note, resulting in an extension of the maturity date to November 13, 2023 ("First Amendment"). Effective December 28, 2023, the Company entered into a second amendment of the Note to extend the maturity date of the Note until November 13, 2024. Effective November 13, 2024, the Company entered into a third amendment of the Note ("Third Amendment") to extend the maturity date of the Note until November 13, 2029.

The foregoing description of the Third Amendment to the Note is qualified in its entirety by reference to the Note, which is included as Exhibit 10.1 hereto.
Item 6. Exhibits
Documents filed as part of this report

Exhibit No.	Description	Location
10.1	Third Amendment to Secured Promissory Note, dated November 13, 2024	Filed herewith
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE'S WEB HOLDINGS, INC.

November 14, 2024	By:	/s/ Erika Lind
(Date)		Erika Lind
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Morachnick	Chief Executive Officer (Principal Executive Officer)	November 14, 2024
William Morachnick

/s/ Erika Lind	Chief Financial Officer (Principal Financial Officer)	November 14, 2024
Erika Lind

/s/ Sarah Cambridge	Chief Accounting Officer (Principal Accounting Officer)	November 14, 2024
Sarah Cambridge