Form 10-K
period 2024-12-31
Charlotte's Web Holdings, Inc.
filed 2025-03-19
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting and no-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of the Registrant's Common Stock on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $29.1 million.
The registrant had outstanding 158,009,541 shares of common stock as of March 17, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Form 10-K") contains statements that are, or may be considered to be, "forward-looking statements". Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions. All statements other than statements of historical fact included in this Form 10-K regarding the prospects of Charlotte’s Web Holdings, Inc., ("Charlotte’s Web", the "Company" or "we") the industry or its prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "plans", "expects" or "does not expect", "is expected", "look forward to", "budget", "scheduled", "estimates", "forecasts", "will continue", "intends", "the intent of", "have the potential", "anticipates", "does not anticipate", "believes", "should", "should not", or variations of such words and phrases that indicate that certain actions, events or results "may", "could", "would", "might", or "will", "be taken", "occur", or "be achieved", or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that the Company makes with the SEC or press releases or oral statements made by or with the approval of one of the Company’s authorized executive officers. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot assure that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.
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
Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Form 10-K, which reflect management’s opinions only as of the date hereof. Except as required by law, the Company undertakes no obligation to revise or publicly release the results of any revision to any forward-looking statements. Readers are advised, however, to consult any additional disclosures the Company makes in its reports to the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-K.

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
•The FDA enforcement against the sale and marketing of CBD products under the FD&C Act could target the Company and adversely impact the Company’s business and financial position.
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
•The Company could be liable for fraudulent or illegal activity by its employees, contractors and consultants resulting in significant financial losses due to claims against the Company.

Risks Relating to the Company’s Business and Industry

•The Company faces security risks related to its physical facilities.
•The Company depends on the success of its products, and those products may not achieve the desired market acceptance.
•There is no assurance that the Company’s cash flows and debt or other financing will be sufficient to fund the Company’s operations.
•The Company’s products have a limited shelf life and product inventory may reach its expiration prior to sale.
•The Company’s quality control systems may not prove successful.
•The Company depends on various third parties for the supply, manufacture, and testing of some of the Company’s products. No assurance can be given that these relationships will continue on favorable terms, or at all.
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
•The Company is dependent upon agricultural production of hemp for part of the Company's operations, which are subject to seasonal and weather-related risks.

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
•The Company relies on third-parties for the transportation of its hemp and hemp-derived products; any delay or failure by these third-parties to meet the Company’s transport needs could impact the Company’s operations and financial performance.
•The Company faces intense competition.
•Changing consumer preferences could impact the Company’s ability to attract and retain customers.
•The Company’s retail customers may not adequately support its products or its relationships with such retailers may deteriorate.
•The Company depends on the popularity and acceptance of its brand portfolio.
•Supply chain issues, including significant price fluctuations or shortages of materials, and distribution challenges may increase the Company’s cost of goods sold and cause its results of operations and financial condition to suffer.
•The Company may not be able to successfully implement its growth strategy on a timely basis, or at all.
•The market for the Company’s products and industry is difficult to forecast due to limited and unreliable market data.
•The Company depends on key personnel and its ability to attract and retain employees.
•From time to time, the Company may rely on debt financing for some of its business activities, and there can be no assurance the Company will be able to access such credit, or that it will be able to comply with the terms of such credit.
•The Company may have difficulty obtaining insurance to cover its operational risks.
•The Company may be subject to growth-related risks, including capacity constraints and pressure on its internal systems and controls.
•The Company may acquire other companies, which could divert management’s attention, result in additional dilution to the Company’s Shareholders and otherwise disrupt the Company and harm its operating results.
•The Company’s intellectual property may be difficult to protect.
•The Company is involved in litigation, including class action litigation, and there may be additional litigation in the future in which it will be involved.
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
•The Company has required and, in the future, may require additional financing to operate its business, and it may face difficulties acquiring additional financing on terms acceptable to the Company, if at all.
•The Company has discretion in the use of proceeds from its securities issuances.
•There is a limited market for the Company’s Common Shares.
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
•There may be difficulty in enforcing judgments and effecting service of process on directors and officers who are not citizens of the United States.
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
•The Company may be subject to impairment of intangible and long-lived assets, which could adversely impact the Company’s financial results.
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
•If securities or industry analysts do not publish or cease publishing research or reports, or publish misleading, inaccurate or unfavorable research about the Company, its business or its market, its share price and trading volume could decline.
•Changes in tax laws could require the Company to pay additional tax amounts, decreasing the amount of capital available to the Company.
•Recent macroeconomic trends, including inflation, a recession or slowed economic growth, may adversely affect the Company's business, financial condition and results from operations.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2024

PART I

* * * * * * *

Item 1. Business
General
Charlotte's Web Holdings, Inc., ("Charlotte's Web", the "Company" or "we"), a benefit company under the Business Corporations Act (British Columbia) ("BCBCA"), S.B.C. 2002, c. 57, as amended, including the regulations promulgated thereunder, and a Certified B Corp headquartered in Louisville, Colorado, was incorporated under the BCBCA on May 18, 2018 under the name Stanley Brothers Holdings Inc. On July 12, 2018, the Company changed its name to Charlotte's Web Holdings, Inc. On August 29, 2018, the Company filed articles of amendment to amend its share capital in connection with its initial public offering to authorize the issuance of common shares ("Common Shares"), preferred shares and proportionate voting shares ("Proportionate Voting Shares") of the Company. On November 3, 2021, all outstanding Proportionate Voting Shares of the Company were converted by way of mandatory conversion in accordance with the Company's Articles and at the discretion of the Company, into Common Shares. Pursuant to the Company's Articles, the Company is no longer authorized to issue additional Proportionate Voting Shares. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") under the symbol, "CWEB". The Company's Common Shares are also quoted on the over-the-counter stock market, the OTCQX, in the United States under the symbol, "CWBHF".
The Company is a market leader in the United States in innovative hemp extract and other botanical-based wellness products under a family of brands which includes Charlotte’s Web™, CBD Medic™, and CBD Clinic™. Charlotte's Web branded premium quality full-spectrum CBD products start with proprietary hemp genetics that are 100% North American farm grown and manufactured into hemp extracts containing naturally occurring phytocannabinoids including cannabidiol ("CBD"), cannabichromene ("CBC"), cannabigerol ("CBG"), cannabinol ("CBN"), terpenes, flavonoids and other beneficial hemp compounds. The Company operates from its cGMP (current good manufacturing practices) compliant production facility in Louisville, Colorado (the "LOFT") where it produces hemp oil tinctures and maintains distribution, quality control and research and development ("R&D") activities. Charlotte’s Web product categories include functional mushroom gummies, and hemp extract oil tinctures (liquid products), gummies, capsules, topical creams and lotions, and pet products. The Company also produces NSF Certified for Sport® broad-spectrum tincture and gummy products. Charlotte’s Web products are distributed to retail outlets and health care practitioners, as well as online through the Company’s website at www.charlottesweb.com and other third-party e-commerce sites. The information provided on the Company's website is not part of this report or any other report filed with or furnished to the SEC.
The business of the Company consists of the farming, manufacturing, sales, and marketing of hemp-derived CBD and other botanical-based wellness products, including functional mushroom gummies. As of December 31, 2024, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, making up the majority of the revenue of the Company. The executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than assessing any lower-level unit of operations in isolation.
Hemp extracts are produced from the plant Cannabis sativa L. ("cannabis") and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol ("THC") concentration of not more than 0.3% on a dry weight basis ("hemp"). The Company is engaged in research involving a broad variety of compounds derived from hemp, as well as other botanical-based wellness products such as functional mushrooms. Where such research indicates that a product may have a potential therapeutic use, the Company may consider pursuing development of that use in jurisdictions where it is legal to do so in accordance with applicable regulations and if consistent with the Company’s strategic vision.
The Company does not currently produce or sell medicinal or recreational marijuana or products derived from high-THC cannabis plants. On March 2, 2021, Charlotte's Web executed an Option Purchase Agreement (the "SBH Purchase Option") pursuant to which the Company has the option to acquire Stanley Brothers USA Holdings, Inc. ("Stanley Brothers USA"), a cannabis wellness incubator. Until the SBH Purchase Option is exercised, both Charlotte's Web and Stanley Brothers USA will continue to operate as standalone entities in the US. Outside of the US, the companies are able to explore opportunities where cannabis is federally permissible. At this time, however, the Company does not have any plans to expand into high-THC products in the near future.

The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources high quality hemp through contract farming operations in Arizona, Colorado, Kentucky, and Canada. The hemp grown in Canada is utilized exclusively for the Canadian market and not in the Company's products sold in the United States.
The Company continues to invest in R&D efforts to identify new product opportunities. Management is working to expand the Company’s production capacity, and to find opportunities for continuous improvement in the supply chain including in-sourcing production to reduce its dependence on third party contract manufacturers. The Company is working to capitalize on the rapidly emerging botanical-based wellness products industry by driving customer acquisition and retention, as well as accelerating national and international retail expansion. In addition, the Company may consider expanding its product line beyond hemp-based products and functional mushrooms should the science and the Company’s strategic vision support such expansion.
In furtherance of the Company’s R&D efforts, in February 2020, the Company established CW Labs, an internal division for R&D, to substantially expand the Company’s efforts around the science of hemp-derived compounds. CW Labs is currently engaged in clinical trials addressing hemp-based solutions. CW Labs is located at the LOFT in Louisville, Colorado.
Effective as of November 14, 2022, the Company entered into a subscription agreement (the "Subscription Agreement") with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI), providing for the issuance of an approximately $56.8 million ("Canadian Dollar" C$75.3 million) convertible debenture (the "debenture"), convertible into 19.9% ownership of the Company’s Common Shares at a conversion price of C$2.00 per Common Share of the Company on the Toronto Stock Exchange ("TSX"). The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from the plant Cannabis sativa L. ("CBD") as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the stated annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 2029.
On April 6, 2023, the Company jointly formed an entity, DeFloria, Inc. ("DeFloria"), with AJNA BioSciences PBC ("AJNA"), and a subsidiary of British American Tobacco PLC (LSE: BATS and NYSE: BTI) ("BAT"). The entity was established to pursue FDA-approval for a botanical drug to target a neurological condition. The Company and AJNA each hold 4,000,000 or approximately 50%, respectively, of the entity’s voting common units. Additionally, AJNA holds an additional $2 million secured convertible indenture that can be converted upon an additional qualified financing or upon maturity of such indenture. BAT holds an equity interest (a) in the form of 2,000,000 or 100% preferred units, and (b) a $5 million secured convertible indenture that can be converted upon an additional qualified financing or upon maturity of such indenture.
In October 2022, the Company entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into an exclusive strategic partnership with MLB to promote the Company’s new NSF Certified for Sport® product line. On February 5, 2024, the Company and MLB entered into an amendment to extend the MLB Promotional Rights Agreement through December 31, 2027, with an aggregate rights fee of $23 million for the remainder of the term.
In September 2024, the Company launched its new functional mushroom gummy product line with three formulations: Focus Support, Stress Support, and Energy Support. These mushroom products are hemp-free and expand the Company's ongoing commitment to providing science-supported botanical-based solutions to its customers.
Public Benefit Company Status
The Company became a benefit company under the BCBCA on July 24, 2020. Benefit companies are a class of corporations in British Columbia that are formally and legally empowered to conduct their business in a responsible and sustainable manner and promote one or more public benefits. Under British Columbia law, benefit companies are required to identify in their Articles the public benefit or benefits they will promote. Their directors have a duty to act honestly and in good faith with a view to conducting business in a responsible and sustainable manner and to promote the company’s public benefits and must balance this duty with their general fiduciary duties under section 142(1)(a) of the BCBCA to act honestly and in good faith with a view to the best interests of the company. As a benefit company, the Company must balance a variety of interests that may result in actions that do not maximize Shareholder value as the board of directors of the Company (the "Board" or the "Board of Directors") must balance the interests of Shareholders and stakeholders in working to achieve the Company’s public benefits. See "Risk Factors – As a public benefit company, the Company has a duty to balance a variety of interests that may result in actions that do not maximize Shareholder value."
In practice, the Board of Directors of the Company takes an expanded view of decision making to balance their fiduciary duties and their duty to act honestly and in good faith with a view to conducting business in a responsible and sustainable manner and to promote the Company’s public benefits, including weighing potential conflicts of interest and ultimately making decisions that the Board believes most appropriately address all of the Board’s duties. British Columbia courts have generally been deferential to the business decisions of directors, as directors are in the best position to take into account the diverse interests of a company and its stakeholders (including what weight to give to Shareholder interests), as long as the business decision lies within the range of reasonable alternatives. However, as a benefit company, there is uncertainty as to how British Columbia courts would view the balancing of these interests and the weighing of Shareholder and Stakeholder concerns. See "Risk Factors - As a benefit company, the Company may be subject to increased legal proceedings concerning its duty to balance Shareholder and public benefit interests, the occurrence of which may have an adverse impact on the Company’s financial condition and results of operations."
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
In addition to being a benefit company, the Company is a "Certified B Corp", as certified by B Lab, the US non-profit organization which administers this certification. Certified B Corps (also referred to as "B Corps" or "B Corporations") are for-profit companies that use the power of business to build a more inclusive and sustainable economy. Certified B Corps are required to consider the impact of their decisions on all stakeholders: customers, workers, communities, and the environment. These requirements are aligned with the Company’s socially conscious strategic vision. The Company’s status as a Certified B Corp is distinct from and has no impact on its status as a benefit company under the BCBCA.
History and Development of the Company
The seven Stanley brothers (the "Stanley Brothers") founded CWB Holdings, Inc. (predecessor to Charlotte's Web, Inc. ("CW"), a subsidiary of the Company) on December 8, 2013. CWB Holdings, Inc. was initially formed under the Colorado Business Corporation Act ("CBCA") under the name Stanley Brothers Social Enterprises, LLC, and on June 19, 2015, changed its name to CWB Holdings, LLC. On December 30, 2015, it converted from a limited liability company to a corporation pursuant to Colorado law and changed its name to CWB Holdings, Inc. On August 30, 2018, CWB Holdings, Inc. merged into Stanley Brothers, Inc. and the resulting entity, a wholly-owned subsidiary of Charlotte's Web Holdings, Inc., changed its name to Charlotte's Web, Inc.
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
Effective August 2, 2022, the Company entered into an amendment (the "Amendment") to the offer of employment, dated December 16, 2021, with Jacques Tortoroli, President, Chief Executive Officer, and Director of the Company. Pursuant to the Amendment, Mr. Tortoroli's annual base salary and grants under the Company’s 2018 Long-Term Incentive Plan were adjusted to better align with those of the Shareholders of the Company.
Effective August 10, 2022, the board of directors of the Company, appointed Thomas Lardieri to the Company's board of directors. Mr. Lardieri's appointment to the Company’s board of directors was effective immediately.

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
On October 11, 2022, Charlotte’s Web Holdings, Inc. (the "Company") entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into an exclusive strategic partnership with MLB to promote the Company’s new NSF Certified for Sport® product line. In consideration for the MLB Promotional Rights Agreement, the Company pays MLB over the term of the MLB Promotional Rights Agreement, a promotional rights fee and a royalty on the Company’s gross revenue from MLB branded products of the Company sold after prior sales of all such branded products exceed $18.0 million. The Company also entered into a subscription agreement (the "Subscription Agreement") pursuant to which the Company issued to MLB Common Shares equal to four percent (4%) of the Company’s fully diluted outstanding Common Shares (such Common Shares, the "MLB Shares"). The total number of MLB Shares issued to MLB was 6,119,121 common shares of the Company, issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated under the Securities Act. The Company did not receive any proceeds in respect of the MLB Shares.
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
Effective March 14, 2023, Jonathan Atwood was appointed as the designee to the board of directors by BT DE Investments Inc., pursuant to the Investor Rights Agreement between the Company and BT DE Investments Inc., dated November 14, 2022. The Investor Rights Agreement was entered into by the Company and BT DE Investments Inc. in connection with the Company’s issuance of the $56.8 million debenture to BT DE Investments Inc. and permits BT DE Investments Inc. to appoint up to 20% of the members of the Company's Board of Directors.
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
Effective October 11, 2023, the Board of Directors of the Company appointed Angela McElwee to the Company’s Board of Directors.
Effective December 28, 2023, the Company entered into an amendment to extend until November 13, 2024, the maturity date of a secured promissory note, as lender, where the Company loaned $1,000,000 to one of the Stanley Brothers.
Financial Year Ending December 31, 2024
On February 5, 2024, the Company and MLB entered into an amendment to the MLB Promotional Rights Agreement, whereby the term of the MLB Promotional Rights Agreement was extended through December 31, 2027, with an aggregate rights fee of $23 million for the remainder of the term.
Effective as of February 1, 2024, the Company accelerated the vesting and settlement of outstanding restricted stock units ("RSU’s") granted under the Charlotte’s Web Holdings, Inc. Amended 2018 Long-Term Incentive Plan for the Company’s Principal Financial Officer, Jessica Saxton, Chief Financial Officer, and certain of its named executive officers, Stephen Rogers and Jared Stanley.

Effective February 6, 2024, the Board of Directors of the Company appointed Matthew McCarthy to the Company’s Board of Directors. Mr. McCarthy’s appointment to the Company's Board of Directors followed the departure of Susan Vogt, who notified the Company and the Board of Directors of her immediate retirement from the Board of Directors.
Effective February 12, 2024, the Company and DeFloria, Inc. entered into a Master Services Agreement, pursuant to which the Company will be compensated for the provision of certain services to DeFloria, Inc.
On April 29, 2024, the Company announced that John Held, Thomas Lardieri, and Alicia Morga will not stand for re-election at the Company's 2024 Annual General and Special Meeting.
On June 14, 2024, the Company announced that following the 2024 annual general meeting, the Board of Directors of the Company was comprised of Angela McElwee, Jonathan Atwood, Matthew McCarthy, Bill Morachnick, Jared Stanley, and Maureen Usifer.
On June 18, 2024, the Company announced the departure of Jessica Saxton and the appointment of Erika Lind as Chief Financial Officer of the Company.
On August 21, 2024, the Company announced the appointment of PKF O'Connor Davies, LLP and the dismissal of Ernst & Young as the Company's independent registered accounting firm.
On September 24, 2024, the Company announced emergency regulations enacted in the State of California.
On November 1, 2024, the Company announced that it had entered into a retention agreement with Erika Lind, the Company's Chief Financial Officer.
Financial Year Ending December 31, 2025
On January 17, 2025, the Company announced the departure of Sarah Cambridge as the Company's Principle Accounting Officer and that Erika Lind, the Company's Chief Financial Officer, would also assume the role of Principal Accounting Officer for the Company.
On February 24, 2025, the Company announced that DeFloria, Inc. received notification from the FDA which allows DeFloria to proceed with Phase 2 human clinical trials.
Business of the Company
Business Objectives and Strategy
The Company is a market leader in the production and distribution of innovative hemp-derived wellness products. Through its substantially vertically integrated business model, the Company strives to improve customers’ lives and meet their demands for stringent product quality and consistency.
Charlotte’s Web’s mission is to unearth the science of nature to revolutionize wellness. The Company does this primarily by growing its proprietary non-GMO hemp genetics on family farms that are made into premium, full-spectrum phytocannabinoid health and wellness products. Charlotte’s Web products are manufactured both in-house and at third-party certified FDA-registered facilities.
The above statements capture the essence of the Company’s business strategy and the pioneering vision of its founders. The Company strives to realize significant growth by expanding further into the health and wellness sector, while capitalizing on the Company’s unique differentiators to create sustainable value. In 2024 the Company expanded its product portfolio with the introduction of hemp-free functional mushroom gummies. In accordance with the Company’s social responsibility goals, Charlotte’s Web supports several non-profit organizations that utilize its products or that further consumer education, advocacy, and research in the hemp, CBD and wellness marketplaces.

Industry Overview
The Company’s primary products are made from high quality and proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, including naturally occurring CBD. Full-spectrum hemp extracts ("FSHE") are produced from hemp. The Company does not produce or sell medicinal or recreational marijuana or products derived from high-THC marijuana plants.
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
Hemp extracts contain an assortment of naturally-occurring substances, including phytocannabinoids, terpenes, flavonoids and other hemp compounds. The Company believes the presence of various phytocannabinoids, terpenes and flavonoids work synergistically to heighten the effects of the products, making full-spectrum and broad-spectrum hemp extracts superior and distinctly different to single-compound CBD isolates. This assortment of hemp compounds is the basis for the theory known as the "entourage effect" as introduced by Israeli chemists, Shimon Ben-Shabat and Raphael Mechoulam, in 1998.
Although research regarding the potential therapeutic uses of CBD and FSHE continues to evolve, industry reports suggest consumers are using CBD for various applications including assistance with sleep, daily stress, anxiety, pain relief, cognitive function and immune health, among other applications.
Product Overview
Product Portfolio The Company offers a mix of products that have been strategically developed to fit with its objective of delivering a full suite of best-in-class FSHE wellness products that meet its customers’ demands for stringent quality and consistency. The Company currently markets its products under the "Charlotte’s Web", "CBD CLINIC", and "CBD MEDIC" trade names. The Company’s current product categories include human ingestible products (tinctures, capsules, and gummies), topicals, pet products, and NSF Certified for Sport® broad-spectrum products.
Tinctures A human ingestible liquid product is a combination of oil and full-spectrum hemp extracts containing naturally occurring CBD. Ingestible liquid products are delivered in either coconut-based medium chain triglyceride ("MCT") oil or olive oil, in some cases with flavor. Liquid products are meant to be consumed by direct ingestion.
Capsules Ingestible capsule products have standardized amounts of FSHE. Original capsule products were in the form of a dry powder, inside a hard-capsule shell. In 2019, Charlotte's Web innovated its capsule offering, introducing liquid capsules. Ingredients in liquid capsules include carrier oil (extra-virgin organic olive oil) and FSHE. The capsules are constructed with hydroxypropyl methylcellulose, which reduces oxidation to naturally extend shelf life and maintain the integrity of the high-quality ingredients. Capsule products are meant to be consumed by direct ingestion.
Gel Caps In 2024 Charlotte’s Web introduced its new Soft Gel Capsule, offering easy-to-swallow gel caps that provide precise, potent dosing of full-spectrum CBD. The ingestible gel caps are designed for portability, convenience, and effectiveness.
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
Pet The Company's pet products are currently intended for canine use. Ingestible pet products are delivered in liquid (drops) and solid (chew) forms. Ingredients are a combination of oil and FSHE. Liquid canine products are delivered in coconut-based MCT oil with or without flavor. The liquid and solid products are meant to be consumed by direct ingestion.

Mushrooms Gummies The Company's new line of adaptogenic mushroom gummies is formulated with high-quality mushrooms and functional botanicals for direct ingestion. These products are hemp-free and expand the Company's commitment to providing effective science supported plant-based wellness solutions.
Key Competitive Advantages of Product Offering
In addition to Charlotte’s Web brand and substantial goodwill generated from the Company’s legislative efforts and media exposure, the Company believes the following are also competitive advantages of the Company:
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
b.Industry-leading Manufacturing Capability — Charlotte's Web leases a 136,610-square-foot industrial building located in Louisville, Colorado, which houses its primary production and R&D divisions. This facility is staffed with professional personnel responsible for production management, quality control/assurance, analytical chemistry, product development and process engineering to ensure product quality.
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
e.Proprietary Genetics — The Company has been granted U.S. and Canadian Utility Patents for its hemp genetics. The Company has earned a total of six U.S. Utility Patents and five Canadian Utility Patent covering hemp varieties as it advances the science of hemp horticulture. The Company believes that the positive media exposure surrounding its proprietary strains have made Charlotte’s Web one of the most sought-after brands in the emerging hemp and CBD markets.
f.Protection of Intangible Assets — The ownership and protection of the Company's intellectual property is a significant aspect of the Company’s future success. Currently the Company protects its intangible assets through trade secrets, technical know-how, and proprietary information. The Company protects its intellectual property by seeking and obtaining registered protection (including patents and trademarks) where possible, developing and implementing standard operating procedures and entering into agreements with parties that have access to the Company's inventions, trade secrets, technical know-how and proprietary information such as business partners, collaborators, employees, and consultants, to protect the Company’s confidentiality and ownership of its intellectual property. The Company also seeks to preserve the integrity and confidentiality of its inventions, trade secrets, trademarks, technical know-how, and proprietary information by maintaining physical security of the Company’s premises and physical and electronic security of the Company’s information technology systems.
The Company has sought trademark and patent protection in the United States, Canada and other countries. The Company’s patent portfolio (patents and patent applications) covers, among other things, the Company’s plant genetics, extraction and cannabinoid isolation, and conversion processes and designs. There can be no guarantee, however, that the Company’s efforts to secure trademark or patent protection will be successful. The duration of the protection afforded by the Company’s registered intellectual property varies by the nature of the registration, but the Company manages renewals and notices on an on-going basis to ensure that the Company’s intellectual property is protected to the full extent possible under applicable law. See Item 1A - "Risk Factors – Risks Relating to the Company's Business and Industry – The Company's intellectual property may be difficult to protect."

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
Cultivation The Company's proven cultivation practices have been engineered for scalability to meet long-term sales demand projections. The Company has conducted extensive development over the past several years to demonstrate that it can scale its cultivation operations significantly without sacrificing quality and consistency.
The Company has established infrastructure across multiple states in order to diversify the seed supply and maintain hemp biomass consistency through standardized mechanization. If needed, the Company believes it will be able to continue to rapidly scale cultivation by: (i) expanding cultivation sites; (ii) diversifying cultivation geographies to extend growing seasons and mitigate crop risk; (iii) increase seed production capabilities; and (iv) further mechanizing cultivation processes to ensure that raw material demand is satisfied without sacrificing quality and consistency.
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
Cultivation Overview The Company has grown its proprietary hemp plants in Arizona, Colorado, Kentucky, and Canada on owned and/or leased farmland operated by the Company or third-party farming operators. The Company is actively involved in all aspects of genetics development, propagation, seed production, cultivation, and harvesting. All hemp cultivation activities are done under the oversight of, and licensed by, each state’s Department of Agriculture, or Health Canada, each of which rigorously tests the Company’s crops to ensure compliance with each department’s hemp programs (including THC content of less than 0.3% on a dry weight basis). The Company and its third-party farming operators are in compliance with the regulations as outlined by Health Canada and each applicable Department of Agriculture and all hemp produced and sold by the Company constitutes hemp under the 2018 Farm Bill, as well as the laws of the states in which it produces and sells such hemp.
Cultivation Research & Development Since its first crop production in 2014, the Company has taken a leadership position in advancing the technology surrounding all aspects of hemp production. The Company’s R&D efforts are being driven both by the increasing demand for the Company’s products and its desire to create an expanded portfolio of products that serve the customers’ needs.
Breeding Division The breeding division's main purpose is to expand the Company’s proprietary hemp variety portfolio. This allows for successful cultivation expansion in both US and international markets, as well as creating innovative cannabinoid development for expanded product development. The breeding program has six variety patents, including two hemp hybrid varieties with proven disease resistance and increased yield which lowers cultivation costs of production. In addition to hybrid development, the division oversees the Company’s seed production and supply, import/export requirements, R&D hemp regulatory compliance, assists in state and federal legislative efforts and supports cultivation operations.
Harvesting Harvesting continues to be a significant challenge in the broader hemp industry with current practices following the processes of the tobacco industry. Once the plants are harvested from the fields, they are hung upside down in outdoor dry structures. The dried plants are then further processed off the plant stalk for final storage. If processed at the correct moisture content, the shelf life of the harvested plants is proven to remain stable for at least four years. However, this method of drying creates scalability issues and can also cause potency loss in the raw material. With this harvesting process, there are limitations applicable to both available infrastructures and labor in agricultural regions. To mitigate these challenges, the Company has focused its Arizona, Colorado, Kentucky, and Canada cultivation teams on the development of new, more scalable processes to mechanize harvesting without sacrificing quality. The Company has successfully scaled the harvesting and drying process and believes it has enough capacity to meet the Company’s needs.
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

In 2020, the Company began operating from the LOFT, its 136,610-square foot manufacturing and extraction, warehouse, and distribution facility. The LOFT has been constructed using state of the art processes and equipment to deliver superior products to the Company’s customers. The facility efficiently executes the Company’s core competencies in R&D, product development, quality control, tincture manufacturing and filling, and product delivery. The Company also expects to begin manufacturing gummy and topical products at the LOFT in 2025. The Company believes it has sufficient capabilities to meet its core production requirements over the long term. The facility also has been designed to accommodate incremental manufacturing capacity as business needs require, including the strategic in-sourcing of contract manufactured products beyond tinctures.
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
Quality Management Systems In 2020, the Company was the first hemp extract company to receive an NSF certification. NSF International’s dietary supplements certification is a globally recognized standard that establishes requirements for the ingredients in dietary and nutritional supplements and is considered the gold standard for products in the dietary supplement space. In October 2022, Charlotte’s Web SPORT – Daily Edge, became the first broad-spectrum hemp-derived tincture to be Certified for Sport® by NSF. NSF's Certified for Sport® program verifies that products do not contain unsafe levels of contaminants, prohibited substances or masking agents, and that what is on the label matches what is in the product. The Certified for Sport® certification is the only independent third-party certification program recognized by Major League Baseball©.
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
1 See 21 C.F.R. Part 111.

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
Sales and Distribution Strategy The Company’s products are distributed through its e-commerce website (www.charlottesweb.com), third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar retailers across multiple channels of business. The Company’s products are sold in chiropractic and doctors’ offices, gyms, massage therapy offices, salons, direct delivery services, and pet stores.
The Company distributes its products within the United States and in select international markets through local or regional distribution partners. Retail distribution strategy is focused on gaining broad distribution within the natural channel and conventional food and mass market ("FDM") retailers.
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
The Company continues to sell its CBD CLINIC products into the practitioner market comprised of naturopathies, chiropractors, acupuncturists, physical and massage therapists, and functional practitioners, and continues to expand the total number of health care practitioners in the CBD CLINIC network. The market for the CBD CLINIC products is primarily served through national distributors. The Company believes that it can continue to capture and increase its market share in this market by increasing its sales and marketing efforts targeted at this market.
The Company’s sales are executed through customized strategies depending on the retail verticals. For example, in specialty food accounts, a combination of sales brokers and distributors are strategically located within geographical markets. Depending on the size of the account, some locations are deemed to be "national accounts" that receive additional support from the Company’s internal sales team. This allows the Company’s brokers and distributors to manage multiple independent specialty food locations, while still achieving the same level of support that is expected by the Company’s larger chain retail customers.
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

The Company continues to promote the awareness of its brands through investment in marketing programs, sponsorships and continued participation in events that offer wide exposure to both trade partners and consumer retail markets. For example, the Company currently has a category exclusive sponsorship arrangement with Major League Baseball©.
Growth from the Existing Product Portfolio Through Marketing Initiatives
The Company’s marketing mix strives to connect with audiences and the consumer journey through:
•Paid, earned, and affiliate media to build awareness of the sector and the unique qualities of the Company’s brand equity and products
•Search engine optimization ("SEO") and email marketing to drive consumer purchase and subscriptions on charlottesweb.com, the Company’s e-commerce platform
•Partnerships and affiliates that reach expanded consumer segments
•Public relations campaigns and events to amplify targeted social and media marketing communications
•Trade marketing to increase visibility and differentiation of the Company's products in customer stores
•Word of mouth and referrals from health care practitioners, their colleagues, and patients
•Event marketing and support of various social responsibility initiatives
Competition The Company is substantially vertically integrated from seed to packaged product, which helps ensure product quality. Being substantially vertically integrated and focusing on quality and standardization creates an important competitive differentiator for the Company, as the majority of its competitors are not substantially vertically integrated. The Company's knowledge of hemp cultivation, combined with its scientific and financial resources, allow it to maintain a strong market position amongst its competitors.
The Company's principal competitors in the CBD wellness products space include companies such as, Medterra, SUNMED, Global Widget, CBD American Shaman, CBDfx, Wyld and PlusCBD.
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
Effective January 5, 2023, the Company entered into a Brand License and Option Agreement ("License Agreement") with JMS Brands LLC, an entity owned by Jesse Stanley. Pursuant to the Brand License and Option Agreement, the Company licensed certain intellectual property from JMS Brands LLC, for an annual license fee of $500,000. On January 5, 2024, the License Agreement expired.
The Company currently has a portfolio of pending U.S. plant, utility and design patent applications directed to Charlotte's Web’s most promising plant genetics, proprietary extraction technology, cannabinoid isolation methods and cannabinoid conversion processes and industrial designs. The Company also has pending U.S. and Canadian trademark applications.
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

Patent / Publication Type of IP / Jurisdiction	Title / Inventor(s) / Assignee (s)	Status / Comments
US 11,666,016 2023-06-06 Utility - United States	HEMP PLANT NAMED 'AF14B15-21' Campbell, Brian CHARLOTTE'S WEB, INC.	ISSUED Related Technologies: •Protection for 'AF14B15-21' hemp line.
US 10,653,085 2020-05-19 Utility - United States	HEMP PLANT NAMED 'CW1AS1' Stanley, Joel Reel, Keri CHARLOTTE'S WEB, INC.	ISSUED Related Technologies: •Protection for 'CW1AS1' hemp line.
US 10,736,295 2020-08-11 Utility - United States	HEMP PLANT NAMED 'CW1AS1' Stanley, Joel Reel, Keri CHARLOTTE'S WEB, INC.	ISSUED Related Technologies: •Protection for 'CW1AS1' hemp line.
US 10,888,059 2021-01-12 Utility- United States	HEMP PLANT NAMED 'LINDOREA' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'LINDOREA' hemp line. .
US 10,888,060 2021-01-12 Utility- United States	HEMP PLANT NAMED 'KIRSCHE' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'KIRSCHE' hemp line.
US 11,503,787 2022-11-22 Utility- United States	HEMP PLANT NAMED 'EM15B2A170' Campbell, Brian CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'EM15B2A170' hemp line.

Patent / Publication Type of IP / Jurisdiction	Title / Inventor(s) / Assignee (s)	Status / Comments
CA 3,101,952 2022-01-25 Utility- Canada	HEMP PLANT NAMED 'CW1AS1' Stanley, Joel Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'CW1AS1' hemp line. .
CA 3,169,404 2023-02-07 Utility- Canada	HEMP PLANT NAMED 'LINDOREA' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'LINDOREA' hemp line. .
CA 3,169,446 2023-03-07 Utility- Canada	HEMP PLANT NAMED 'KIRSCHE' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'KIRSCHE' hemp line.
CA 3,155,121 2023-01-31 Utility- Canada	HEMP PLANT NAMED 'AF14B15-21' Campbell, Brian CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'AF14B15-21' hemp line.
CA 3,157,865 2023-02-07 Utility- Canada	HEMP PLANT NAMED 'EM15B2A170' Campbell, Brian CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'EM15B2A170' hemp line.
The Company is subject to certain risks related to its intellectual property. For more information, see "Risk Factors –Risks Relating to the Company's Business and Industry – The Company’s intellectual property may be difficult to protect."
Employees and Human Capital As of December 31, 2024, the Company had 112 full time employees. Of these employees, 11 were employed in manufacturing operations positions, 16 were employed in sales and marketing positions, 78 were employed in general, quality, and administrative positions, 3 were employed in cultivation positions, and the remaining 4 employees were engaged in R&D aspects of the business.
The Company believes it has an advantage in attracting employees with its purpose-based mission, B-Corp status, and its leadership position in the industry, and prides itself in attracting, retaining and developing individuals with complementary mix of professional experiences and industry knowledge. The Company values diversity in culture, race, and sexual differences and that employees may realize their professional goals through development programs and mentoring.
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
See "Risk Factors – Risks Relating to the Company’s Business and Industry – The Company relies on third-parties for the transportation of its hemp and hemp-derived products, any delay or failure by these third-parties to meet the Company’s transport needs could impact the Company’s operations and financial performance; Supply chain issues, including significant price fluctuations or shortages of materials, and distribution challenges may increase the Company’s cost of goods sold and cause its results of operations and financial condition to suffer."
Building Brand Awareness Management believes the Charlotte’s Web brand is among the strongest in the hemp-derived CBD industry. Brand recognition will continue to be driven by several factors including: (i) earned media events similar to what has historically occurred with the Company with entities such as CNN, Today Show, the New York Times and Forbes; (ii) paid media and affiliate programming through targeted consumer campaigns on major platforms; (iii) email, social media and blogs; (iv) partnerships and influencer marketing; (v) use of subject matter experts; (vi) legislative participation; (vii) public speaking engagements at key industry and cultural events; and (viii) B-Corporation certification and social impact partnerships. In addition to these active outlets to build brand awareness, the Company supports word-of-mouth endorsements and testimonials from its customers who are advocates for its brands and products. Marketing activations and marketing-driven innovations are developed with the support of industry data through various insight partners.
International Expansion The Company continues to explore increased global distribution. Expansion into additional jurisdictions will be done in compliance with applicable regulatory requirements in such jurisdictions and the cost and complexity of such compliance will form part of the strategic evaluation process for any proposed expansion. International penetration will be done primarily via local and regional sales and distribution partnerships.
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

The 2018 Farm Bill permanently removed hemp and its derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers from the purview of the CSA. Hemp is now deemed an agricultural commodity, and is no longer classified as a controlled substance, like marijuana. Furthermore, by defining hemp to include its derivatives, extracts, and cannabinoids,2 Congress impliedly removed popular hemp products, such as hemp-derived CBD, from the purview of the CSA. Accordingly, the U.S. Drug Enforcement Agency ("DEA") no longer has regulatory authority to interfere with the interstate commerce of hemp products, so long as the THC level of such products is at or below 0.3% on a dry weight basis. The 2018 Farm Bill also provides that state and Native American tribal governments may impose separate restrictions or requirements on hemp growth and the sale of hemp products. However, they cannot interfere with the interstate transportation or shipment of lawfully produced hemp or hemp products. As a result of the 2018 Farm Bill, federal law now provides that CBD derived from hemp is not a controlled substance under the CSA; however, states take varying approaches to regulating the production and sale of hemp and hemp-derived CBD. Hemp cultivation is now permitted in all 50 states.3 A number of states prohibit the sale of ingestible CBD products based on the FDA's position that, pursuant to the Federal Food, Drug and Cosmetic Act (the "FD&C Act"), it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. Several states have also enacted or are considering enacting THC limits and age-related sales restrictions for hemp-derived products that contain THC, such as full-spectrum hemp extracts.
The Company's activities related to the production, marketing and sale of its products comply with the 2018 Farm Bill, as applicable to its operations. However, certain government agencies (such as the FDA) and certain federal officials have challenged the scope of permissible commercial activity. FDA representatives, for example, have stated they believe that producers of some CBD-based products, including the Company, produce and sell their products in violation of the FD&C Act. Similarly, the Company’s marketing activities fall within the FDA’s jurisdiction, and in 2017, the FDA issued a Warning Letter to the Company for FD&C Act non-compliance, which the Company has responded to, in part to comply with the Warning Letter and in part to challenge FDA’s assertions in the letter. The Company has not received a response from the FDA and the Warning Letter remains open. Over the past several years, FDA has issued numerous Warning Letters to companies marketing CBD products with disease or unlawful drug claims. The letters reiterate the agency’s position that CBD cannot be added to food and dietary supplements and targeted companies whose products violated the FD&C Act’s prohibition against: i) marketing CBD as or in a dietary supplement, human and animal food, or food additives; ii) marketing a dietary supplement, human and animal food, or cosmetic with disease or drug claims (i.e., claims suggesting that a product is intended to treat, cure, or prevent disease); iii) including a substance in human or animal food when that substance is not GRAS; and iv) selling products that are misbranded due to their failure to include "adequate directions for use by a layperson". The FDA’s enforcement against the sale and marketing of CBD products has to date been limited to the issuance of Warning Letters, although enforcement could include civil and criminal penalties. The legal status of CBD non-drug products remain under active consideration by the FDA as of the date of this Form 10-K, as the agency continues to evaluate the potential regulatory frameworks that should apply to cannabis-derived products intended for non-drug uses. In January 2023, the FDA issued a statement concluding that existing regulatory frameworks for dietary supplements and foods are not appropriate for CBD due to potential safety risks, and that it will work with Congress to develop an appropriate pathway for the regulation of CBD products. While the Company disagrees with the position of the FDA, there is risk that this agency could take enforcement or regulatory actions against the Company.
Legal barriers applicable to, and risks associated with, selling hemp and hemp-derived CBD products result from a number of factors, including the fact that hemp and marijuana are both derived from the Cannabis sativa L. plant, the rapidly changing patchwork of state laws governing hemp and hemp-derived CBD, and the FDA’s position that it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, i.e., the FDA’s position that CBD cannot be marketed in a dietary supplement on the basis that substantial clinical trials studying CBD as a new drug were made public prior to the marketing of any food or dietary supplement containing CBD, and therefore food or dietary supplements are precluded from containing this ingredient, referred to as the IND Preclusion. However, the Company believes that the removal of hemp and its extracts, including CBD, from the CSA pursuant to the 2018 Farm Bill, and the establishment of multiple state regulatory frameworks that permit the sale of hemp-derived CBD products are positive developments. Currently it is unclear whether Congress will move forward with legislation to allow CBD in dietary supplements in light of the FDA’s determination that a new regulatory pathway is needed. Timing for the FDA to develop a new pathway is also uncertain, but is likely to take several years.
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
The 2014 Farm Bill In 2014, Congress enacted the 2014 Farm Bill. The 2014 Farm Bill, the provisions of which expired as of December 31, 2021, authorized institutions of higher education and state departments of agriculture (and their contractual designees) to cultivate hemp, notwithstanding the CSA or any other federal law, provided that certain conditions are met.4 The scope of the 2014 Farm Bill was limited to cultivation that was: (a) for research purposes (inclusive of market research, which multiple federal agencies have confirmed includes commercial sales with a research purpose); (b) part of an "agricultural pilot program" or other agricultural or academic research; and (c) permitted by state law. Many states that adopted pilot programs under the 2014 Farm Bill have since replaced them with approved programs under the 2018 Farm Bill, which is further described below.5
FDA Approval of Epidiolex On June 25, 2018, the FDA issued to GW Pharmaceuticals plc its approval for Epidiolex, the first cannabis-derived prescription medicine to be available in the U.S. The active ingredient in Epidiolex is CBD isolate created from Marijuana-based plants.
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
Although the DEA no longer regulates hemp, marijuana continues to be classified as a Schedule I controlled substance under the CSA. As a result, CBD and other cannabinoids, if derived from marijuana as defined by the CSA, also remain Schedule I controlled substances under U.S. federal law. Though chemically and genetically distinct, hemp and marijuana appear similar to the naked eye. The active enforcement against illegal marijuana and marijuana-based products under current federal law may inadvertently result in enforcement actions taken against hemp or hemp-derived products.
The 2018 Farm Bill amends the Agricultural Marketing Act of 1946 to categorize hemp as an agricultural commodity under the regulatory purview of the USDA in coordination with state departments of agriculture. Although the USDA is the primary federal regulatory agency
4 See http://www.ncsl.org/research/health/state-medical-marijuana-laws.aspx.
5 https://www.ams.usda.gov/rules-regulations/hemp/state-and-tribal-plan-review.

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
As noted above, state and tribal governments may impose separate restrictions or requirements on hemp cultivation and the sale of hemp products; however, states may not interfere with the interstate transportation or shipment of lawfully produced hemp or hemp products. This was confirmed in a May 2019 memorandum released by the USDA’s Office of General Counsel. That memorandum reiterateed that, due to enactment of the 2018 Farm Bill, states and Native American tribes may not prohibit the interstate transportation or shipment of hemp lawfully produced under the 2014 or 2018 Farm Bills.
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
In addition, the Federal Trade Commission ("FTC") has pursued enforcement actions against companies making deceptive marketing claims related to CBD products, including scientifically unsupported claims about the products’ ability to treat serious health conditions, such as cancer, heart disease, and Alzheimer’s disease. On December 20, 2022 the FTC released a new Health Products Compliance Guidance. The document replaces and expands upon previous guidance focused on substantiating health-related claims for dietary supplements, clarifying that the scope will cover all health-related product advertising.6 The guidance describes in detail the amount and type of evidence needed to substantiate health-related claims, with more emphasis on the fact that the FTC, as a general rule, expects high quality randomized, placebo-controlled human clinical trials. On April 13, 2023, the FTC sent the Company and over 600 other companies a Notice of Penalty Offense letter.7 The Notice letters are intended to put advertisers on notice that they should avoid deceiving consumers with advertisements that make unsubstantiated product claims. The Notice letters also focus on the competent and reliable scientific evidence standard in the Health Products Compliance Guidance. Importantly, the letters are not Warning Letters and do not indicate or allege any wrongdo
6 https://www.ftc.gov/system/files/ftc_gov/pdf/Health-Products-Compliance-Guidance.pdf.
7 https://www.ftc.gov/system/files/ftc_gov/pdf/Sample-cover-letter-substantiaton.pdf.

ing; rather, the Notice letters are a procedural tool used by the FTC to collect monetary penalties in future actions, whereby the FTC can attempt to argue that a company receiving the Notice letter knowingly violated the law as it was on "notice" of a potential violation. Although this approach is untested and may not be defensible in court, the issuance of the Notice letters may signal the FTC is prepared to more closely scrutinize and potentially demand a higher level of substantiation to support health-related claims than in previous years.
On July 5, 2023, the FDA and FTC jointly issued cease-and-desist letters to six companies for marketing "copycat" food products containing delta-8 THC8. Similar to the FDA Warning Letters issued in November 2022, the letters assert that the products are adulterated foods that can easily be mistaken for traditional foods like chips, cookies, candy, gummies or other snack food items and raised concerns that such products can be accidentally ingested by consumers, including children, or consumed at higher amounts than intended.
On July 16, 2024, the FDA and FTC issued a second set of cease-and-desist letters to five companies marketing delta-8 THC products that resemble popular snacks and treats popular with children. Like the previous letters, the FTC stated that manufacturers’ online marketing of the products were deemed to be unfair or deceptive practices that put the health of young children at risk. These letters are part of the FDA and FTC’s ongoing joint effort to take action against companies selling copycat food products containing delta-8 THC9.
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
The DEA IFR has caused consternation throughout the hemp industry because of concerns that it confuses the legality of in-process hemp extract material that may temporarily and unintentionally exceed 0.3% delta-9 (before returning to or below 0.3% delta-9 THC in finished form). However, DEA spokesperson Sean Mitchell has indicated that the DEA is aware of the hemp industry’s policy concerns and "has higher enforcement priorities, such as opioids and methamphetamine." Moreover, more than 3,300 public comments were submitted in response to the interim rule, many of which emphasized that the DEA IFR is inconsistent with the 2018 Farm Bill and would create serious challenges for the hemp products industry. Further, in the Consolidated Appropriations Act, 2021, Congress included report language that directed the USDA to develop regulations to protect the transportation, sale, and storage of in-process hemp extract. To date, the DEA has not enforced the IFR and the Company believes the DEA IFR is improper and unconstitutional. It is possible that legal protections for in-process hemp extract and issues such as raising the THC limit for hemp in the field and establishing permissible THC levels in finished hemp products may be addressed in the upcoming Farm Bill. However, given the delayed passage of a new Farm Bill in 2024, non-core issues like hemp and controversial issues like THC thresholds may not be included in the final legislation, or its passage may be further delayed. The American Relief Act, 2025, signed into law on December 21, 2024, extended the 2018 Farm Bill for one year through September 30, 2025.
Congress Currently, the timing for legislation that may include a new potential regulatory pathway for CBD developed by the FDA is uncertain. While authorizing legislation could be introduced in 2025, the FDA’s development and implementation of a new pathway would likely take several years. As such, it is possible Congress may introduce and move forward with legislation that would authorize a pathway for hemp-derived CBD in a more efficient manner, and would permit the use of CBD in dietary supplements and/or food.
State Regulation of Hemp in the United States At present, the Company sources its hemp and hemp-derived ingredients from farming operations and ingredient suppliers that are in compliance with state and federal regulations. However, the Company is aware of variations in certain states’ definition of hemp as compared with the definition of hemp in the 2018 Farm Bill, although the majority of states have aligned their definition of hemp with the federal definition. All hemp produced and sold by the Company constitutes hemp under the 2018 Farm Bill as well as under the laws of the states in which the Company cultivates, manufactures and sells such hemp-based products.
Under the 2018 Farm Bill, states retain significant discretion and authority to adopt their own regulatory regimes governing hemp production. As a result, regulation of hemp and the products derived therefrom will likely continue to vary on a state-by-state basis even
8https://www.ftc.gov/news-events/news/press-releases/2023/07/ftc-sends-cease-desist-letters-fda-companies-selling-edible-products-containing-delta-8-thc.
9https://www.ftc.gov/news-events/news/press-releases/2024/07/ftc-fda-send-second-set-cease-desist-letters-companies-selling-products-containing-delta-8-thc.

though the 2018 Farm Bill has been fully implemented. In addition, states take varying approaches to regulating the production and sale of hemp-derived CBD. While some states explicitly authorize and regulate the sale of hemp-derived CBD products, or otherwise provide legal protection for authorized individuals to engage in commercial hemp activities, other states maintain outdated drug laws that do not distinguish between marijuana, hemp and/or hemp-derived CBD, resulting in hemp being classified as a controlled substance under state law. Additionally, a number of states prohibit the sale of ingestible CBD products based on FDA’s position that, pursuant to the FD&C Act, it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. Since the Company’s products are specifically excepted from the CSA by the 2018 Farm Bill’s definition of hemp, it is the Company’s position that such state laws would specifically except them as well.
Accordingly, the sale of CBD at the retail level in some U.S. states remains a gray and evolving area of the law. A number of states have passed legislation that explicitly permits the sale of CBD. Several states also place additional requirements on the sale of CBD products such as specific testing, labeling, packaging, or registration of products. Recently, some states have enacted milligram limits on the amount of THC in hemp-derived products and have prohibited the sale of products containing THC to those under 21. Several states are currently considering legislation imposing similar restrictions. The Company understands that there are risks of state and local law enforcement or regulatory action, and the state-specific requirements may vary significantly.
FDA Regulation The governing food and drug law in the United States is the FD&C Act. One purpose of the FD&C Act is to forbid the movement in interstate commerce of adulterated and misbranded food, drugs, devices and cosmetics.10 The FDA is responsible for protecting the public health by ensuring the safety, efficacy, and security of human and veterinary drugs, biological products, and medical devices; and by ensuring the safety of the nation's food supply, cosmetics, and products that emit radiation.11 The FD&C Act prohibits the use in a food or dietary supplement of an ingredient that has already been approved as a new drug, or an article authorized for investigation as a new drug for which substantial clinical investigations have been instituted and made public. To date, the FDA has approved one product containing CBD as a drug, and continues to take the position that CBD cannot be marketed as a dietary supplement or added to food because a product containing CBD was approved as a drug and substantial clinical trials studying CBD as a new drug were made public prior to the marketing of any food or dietary supplements containing CBD, and therefore dietary supplements or food are precluded from containing this ingredient. While the Company disagrees with the FDA's position, this creates additional barriers to selling certain CBD and CBD-based products in the U.S.
Notably, the FDA does not impose the same restrictions on the use of CBD in cosmetic products. The agency states on its website that "[c]ertain cosmetic ingredients are prohibited or restricted by regulation, but currently that is not the case for any cannabis or cannabis-derived ingredients."12 However the FDA further notes that such products must comply with all applicable legal requirements including the adulteration and misbranding provisions of the FD&C Act specific to cosmetic products.
The Dietary Supplement Health and Education Act (the "DSHEA"), an amendment to the federal FD&C Act, established a framework governing the composition, safety, labeling, manufacturing, and marketing of dietary supplements in the United States. Generally, under the DSHEA, dietary ingredients marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. "New" dietary ingredients (i.e., dietary ingredients "not marketed in the United States before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" and is not "chemically altered". Any NDI notification must provide the FDA with evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe."13
As noted above, the FDA has taken the position that CBD cannot be marketed as a dietary supplement because it has been the subject of investigation as a new drug (referred to as "IND Preclusion"). According to the FDA, the submission of the IND for Epidiolex and Sativex by Greenwich Biosciences, the U.S. subsidiary of London-based GW Pharmaceuticals, preceded the sales and marketing of CBD as a dietary supplement. Excluded from the DSHEA definition of a dietary supplement is: "an article authorized for investigation as a new drug, antibiotic, or biological for which substantial clinical investigations have been instituted and for which the existence of such investigations
10 https://www.fda.gov/about-fda/fda-basics/how-did-federal-food-drug-and-cosmetic-act-come-about.
11 U.S. Food and Drug Administration, Mission Statement: https://www.fda.gov/about-fda/what-we-do.
12 U.S. Food and Drug Administration, "FDA Regulation of Cannabis and Cannabis-Derived Products, Including Cannabidiol (CBD), Questions and Answers," https://www.fda.gov/news-events/public-health-focus/fda-regulation-cannabis-and-cannabis-derived-products-including-cannabidiol-cbd#qandas.
13 21 U.S. Code § 350b(a)(2).

has been made public, which was not before such approval, certification, licensing, or authorization marketed as a dietary supplement or as a food unless the Secretary, in the Secretary’s discretion, has issued a regulation, after notice and comment, finding that the article would be lawful under this Act."14 It is the FDA’s interpretation of the IND Preclusion that the preclusion date is the date in which it authorized the drug for investigation; however, the Company believes there are significant arguments against this position in that all conditions of the statute must be met before the IND Preclusion applies, including (1) authorization for investigation as a new drug; (2) substantial clinical investigations must be instituted; (3) such substantial investigations must be made public; and (4) all of the above must occur prior to the marketing of the article as a food or dietary supplement.
On July 23, 2021, the Company was advised by the FDA of its objection to a New Dietary Ingredient Notification ("NDIN") submitted by the Company earlier in 2021. The FD&C Act requires that manufacturers who wish to market dietary supplements that contain NDIs notify the FDA with their basis for concluding that a dietary supplement containing the NDI will reasonably be expected to be safe. The Company’s submission was objected to on the basis that its CBD-containing a full-spectrum hemp extract does not meet the definition of a dietary supplement due to the IND Preclusion and insufficient safety data. The Company does not agree with a number of conclusions reached by the FDA, in particular, its analysis of safety data provided. While the objection has not impacted the Company’s existing business, the Company will continue to engage with the FDA and lawmakers with the objective of securing a favorable ruling and/or facilitating the enactment of definitive legislation establishing an appropriate regulatory environment to protect consumers and to establish guidance for manufacturers and marketers of CBD-containing dietary supplements.
The CBD CLINIC and CBD MEDIC brands include products that are OTC drug products regulated by the FDA. To legally market an OTC drug product, the FD&C Act and FDA regulations promulgated under its authority require FDA approval of a New Drug Application ("NDA") that includes substantial evidence of effectiveness based on adequate and well-controlled studies, or an Abbreviated New Drug Application ("ANDA"). Alternatively, an OTC drug product may be marketed without an FDA approved NDA or ANDA if the drug product is manufactured in compliance with an OTC drug regulation, referred to as a monograph, which has been established for that therapeutic class of drug. The OTC drug monographs identify permissible active ingredients, labeling, and claims. OTC monographs generally do not specify inactive ingredients that may be used in the manufacture of OTC drugs. OTC drugs marketed in compliance with a final monograph are generally recognized and safe and effective, and are exempt from premarket approval requirements.
On May 2, 2023, the FDA issued the final monograph titled "Over-the-Counter (OTC) Monograph M017: External Analgesic Drug Products for Over-the-Counter Human Use." The FDA allows drugs products that comply with the tentative final monograph to be marketed under its enforcement discretion policy. Formulation, labeling, and marketing must conform to the final monograph, or the OTC drug products may be considered adulterated or misbranded under the FD&C Act.
The active ingredients in the Company’s products offered under CBD CLINIC and CBD MEDIC brands (menthol and camphor) are currently covered by the Over-the-Counter (OTC) Monograph M017: External Analgesic Drug Products for Over-the-Counter Human Use. The final monograph does not specify or otherwise address what inactive ingredients may be used in external analgesic drug products.
Inactive ingredients do not require individual approval by the FDA. The FDA evaluates an inactive ingredient within the context of an NDA. After approval of the NDA, the FDA will list the inactive ingredients in the approved drug product in the FDA’s Inactive Ingredient Database. Based on the listings in this Database, the FDA has not approved an NDA for a new drug containing CBD as an inactive ingredient. FDA does not list OTC inactive ingredients in the Inactive Ingredient Database for OTC drug products manufactured and marketed in accordance with an OTC monograph. It is the drug manufacturer’s responsibility to ensure the suitability and safety of the inactive ingredients in its OTC monographed drug products. On March 22, 2021, the FDA issued a news release announcing the issuance of Warning Letters to two companies for selling OTC products labeled as containing CBD, alleging that the products are illegally marketed unapproved drugs.15 Similar Warning Letters were issued to CBD companies in 2021 and 2022. The letters explain that, because CBD has known pharmacological effects on humans, with demonstrated risks, it cannot be legally marketed as an inactive ingredient in OTC drug products that are not reviewed and approved by the FDA. In the letters, the FDA also alleged the products are misbranded due to the prominent featuring of CBD on the labeling, which the FDA stated is misleading because it presents the CBD inactive ingredients "in a manner that creates an impression of value greater than their true functional role in the formulation." 16 Since 2022, the FDA has not issued similar letters to
14 21 U.S. Code § 321(ff)(3)(B).
15 U.S. Food and Drug Administration, "FDA Warns Companies Illegally Selling Over-the-Counter CBD Products for Pain Relief," https://www.fda.gov/news-events/press-announcements/fda-warns-companies-illegally-selling-over-counter-cbd-products-pain-relief.
16 See 21 CFR 201.10(c)(4), Drugs; statement of ingredients.

marketers of CBD-containing OTC products, or issued any public statements with respect to the use of CBD in OTC drugs.
The Company's CBD CLINIC and CBD MEDIC products are manufactured by a third-party manufacturer, Aidance, in an FDA-registered facility which complies with GMP requirements. The CBD CLINIC and CBD MEDIC products are manufactured under the Aidance Manufacturing and Services Agreement and are marketed in compliance with the Over-the-Counter (OTC) Monograph M017: External Analgesic Drug Products for Over-the-Counter Human Use as described above. As such, the Company takes the position that these products are exempt from the requirements for an NDA or ANDA pre-market approval. Aidance, as the manufacturer, has registered its facility as a drug establishment and Aidance and Company have submitted to FDA for National Drug Code ("NDC") numbers for the OTC drug products. There is no assurance that the position taken by the Company that its products are exempt from the requirements for an NDA or ANDA pre-market approval will not, in the future, be challenged by the FDA, which could result in material adverse effects to the Company and its business.
The FD&C Act provides that a substance added to food is unsafe unless the substance is GRAS ("Generally Recognized as Safe"). The FDA has not recognized CBD as GRAS for human consumption, although certain hemp seed derivatives may be considered GRAS.17 Further research is needed to determine if other cannabinoids would be considered GRAS or what steps would be necessary for them to be recognized as GRAS. In the meantime, stakeholders including the Company are collecting data to pursue a GRAS determination for CBD, as the FDA has indicated it cannot conclude that CBD is GRAS due to the current lack of information to support this determination. As discussed below on March 6, 2020, the Company achieved self-affirmed GRAS status for its hemp extract, adding to the current body of scientific literature on the safe use of CBD. Enforcement of this prohibition on the use of CBD in food has been generally limited to products making unlawful drug or disease claims, with the FDA also asserting its position that CBD is not a permissible food or dietary supplement ingredient. The Company’s products containing CBD derived from hemp are not marketed or sold using claims that the products are intended to diagnose, mitigate, treat, cure, or prevent disease in violation of the FD&C Act.
As noted above, in January 2023, the FDA stated that a new regulatory pathway is necessary to provide safeguards and manage the risks related to CBD products. In the statement, the agency suggested that Congress create a new regulatory pathway that balances individuals' access to CBD products with the necessary oversight to manage these risks, adding it is prepared to work with Congress on this matter. The FDA also noted that it "will continue to take action against CBD and other cannabis-derived products to protect the public, in coordination with state regulatory partners, when appropriate" and "will remain diligent in monitoring the marketplace, identifying products that pose risks and acting within our authorities." Based on this statement, a significant shift in the enforcement landscape is not expected. In the past year, Warning Letters for cannabis-derived products have primarily focused on delta-8 THC products18.
Despite the position taken by the FDA that there is no evidence of CBD being marketed as a food or dietary supplement prior to drug trials being commenced and made public, the Company believes there is substantial uncertainty and different interpretations among state and federal regulatory agencies, legislators, academics and businesses as to whether cannabinoids including CBD were present in the food supply and marketed prior to October 15, 1994 or whether such inclusion of cannabinoids is otherwise permitted by the FDA as dietary ingredients. As a result, the Company believes the federal legality regarding the distribution and sale of hemp-based products intended for human consumption must be considered on a case-by-case basis and that the uncertainties cannot be resolved without further federal legislation, regulation or a definitive judicial interpretation of existing legislation and rules. However, if the FDA were to enforce the IND Preclusion based on its interpretation of the legislation, this would have a materially adverse effect upon the Company and its business. Currently it is unclear whether Congress will move forward with legislation to permit the use of CBD in dietary supplements, given FDA’s January 2023 determination that existing regulatory frameworks are not appropriate for CBD. Continued delays in the development of a regulatory pathway for CBD may have a materially adverse effect on the Company and its business.
Future Uncertainty of Legal Status There remain a number of considerations and uncertainties regarding the cultivation, sourcing, production and distribution of hemp and products containing hemp derivatives. Applicable laws and regulations remain subject to change as there are different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses with respect to the treatment of the importation of derivatives from exempted portions of the cannabis plant and the scope of operation of 2018 Farm Bill-compliant hemp programs. These different federal, state and local agency interpretations, as discussed above, touch on the regulation
17 In December 2018, FDA stated it had no questions following the submission of three GRAS notifications concluding that hulled hemp seed, hemp see protein powder, and hemp seed oil are GRAS for the intended conditions of use outlined in the notifications: https://www.fda.gov/food/cfsan-constituent-updates/fda-responds-three-gras-notices-hemp-seed-derived-ingredients-use-human-food.
18 https://www.fda.gov/news-events/public-health-focus/warning-letters-cannabis-derived-products of cannabinoids by the FDA and the extent to which the 2018 Farm Bill-compliant cultivators and processors may engage in interstate commerce, whether under federal and/or state law. The uncertainties likely cannot be resolved without further federal and state legislation, regulation or a definitive judicial interpretation of existing legislation and rules.
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
International Regulatory Matters Legislative approaches to the regulation of CBD-related products vary country by country, including local regulations with respect to THC content, and continue to evolve. In some cases, there may be a disconnect between a foreign country’s import requirements and the United States’ export requirements with respect to hemp. The Company makes decisions as to international expansion upon completion of a regulatory review and assessment of risk.
The Company has sold its products in Canada, and other jurisdictions through third-party distributors who take delivery in bulk and manage individual orders. Each of these countries regulates the import of cannabis-derived products and requires some form of importation license, permit or other documentation for products. The exact nature of the importation documentation varies from country to country, and is affected by various factors, including the level of THC content and the intended use of the product. For example, in certain international jurisdictions, CBD products may be regulated as a dietary supplement and subject to local packaging and labelling requirements, whereas in certain jurisdictions a prescription from a licensed medical practitioner is required. See "Risk Factors – Risks Relating to the Regulatory Environment – The Company is subject to regulations that could impact its ability to sell its product internationally."
Additional Information
The Company’s head office is located at 700 Tech Court, Louisville, Colorado, United States 80027 and its registered and records office is located at Suite 2700 Park Place, 1133 Melville Street, Vancouver, British Columbia, Canada V6E 4E5. The Company's website address is www.charlottesweb.com. The Company has a Code of Business Conduct and Ethics posted on this site. The information provided on the Charlotte’s Web website is not part of this or any other report filed with or furnished to the SEC.
Item 1A. Risk Factors
The Company is subject to a number of risks potentially impacting its business, prospects, financial condition, results of operations, and cash flows, many of which are beyond its control. The risks and uncertainties described in this Form 10-K are those the Company currently believes to be material, but they are not the only ones faced by the Company. If any of the following risks, or any other risks and uncertainties not identified or currently not considered to be material, actually occur or become material risks, the Company's business, prospects, financial condition, results of operations and cash flows, and consequently the price of the Common Shares could be materially and adversely affected. In all these cases, the trading price of the Company's securities could decline, and investors could lose all or part of their investment.
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
The future of hemp regulation at the Federal level is unclear. Federal regulations under the 2018 Farm Bill were promulgated in the USDA FR on January 19, 2021. The USDA FR governs the domestic production of hemp under the 2018 Farm Bill and also specifies the provisions that a state or tribal hemp plan must contain to be in compliance with the 2018 Farm Bill. DEA’s interpretation of the 2018 Farm Bill has been promulgated in the DEA IFR, published on August 21, 2020. The DEA IFR remains subject to change. FDA regulations have not been issued and it is not clear at this time how the FDA will treat hemp products. Additional unfavorable requirements from the DEA or FDA may have a material adverse impact on the Company’s business, financial condition and results of operations.
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
The Company is subject to regulation by various agencies as a result of the manufacture and sale of its hemp-based wellness products. The shifting compliance environment, and the need to build and maintain robust systems to comply with different regulations in multiple jurisdictions, increases the possibility that the Company may violate one or more of the requirements. If the Company’s operations are found to be in violation of any of such laws or any other governmental regulations, or perceived to be in violation thereof, the Company may be subject to penalties or other negative effects, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of the Company’s operations or asset seizures and the denial of regulatory applications (including those regulatory regimes outside of the scope of the FDA's jurisdiction, but which may rely on the positions of the FDA in the application of its regulatory regime), any of which could adversely affect the Company’s business and financial results. In addition, the FDA is expected to make determinations as to how certain CBD products will be regulated and is expected to, in the long term, consider modernization in its regulation of dietary supplements generally. The FDA and/or Congress may also develop a new regulatory pathway or pursue legislation that imposes requirements beyond those currently applicable to dietary supplements. There can be no assurance that any such new or additional regulations would not have a material adverse effect on the Company's business, financial condition and results of operations.
Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The Company’s advertising is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act") as well as subject to regulation by the FDA under the DSHEA. In recent years, the FTC has initiated numerous investigations of dietary and nutritional supplement products and companies based on allegedly deceptive or misleading claims, and also released guidance aimed at strengthening its substantiation requirements for health-related claims. At any point, enforcement strategies of a given agency can change as a result of other litigation in the space or changes in political landscapes, and could result in increased enforcement efforts, which could materially impact the Company’s business. Additionally, some states also permit advertising and labeling laws to be enforced by state attorneys general, who may seek relief for consumers, class action certifications, class wide damages and recalls of products sold by the Company. Private litigants may also seek relief for consumers, class action certifications, class wide damages and recalls of products sold by the Company. Any actions against the Company by governmental authorities or private litigants could have a material adverse impact on the Company’s business, financial condition and results of operations.
Compliance with changes in legal, regulatory and industry standards may adversely affect the Company’s business. The formulation, manufacturing, packaging, labelling, handling, distribution, importation, exportation, licensing, sale and storage of the Company’s products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state, provincial or local levels. There is currently no uniform regulation applicable to natural health products nationally or worldwide. There can be no assurance that the Company is in compliance with all of these laws, regulations and other constraints, and changes to such laws, regulations and other constraints may have a material adverse effect on the Company’s operations. Through December 31, 2024, several states have adopted new regulations that may impact the Company's ability to sell certain of its products as currently formulated or packaged in these states.
There is substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the importation of derivatives from exempted portions of the cannabis plant and the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the FDA and the extent to which manufacturers of products containing imported raw materials and/or 2018 Farm Bill compliant cultivators and processors may engage in interstate commerce. The uncertainties cannot be resolved without further federal, and potentially state-level, legislation, regulation or a definitive judicial interpretation of existing legislation and rules. If these uncertainties continue, they may have an adverse effect on the Company's business, financial condition, operating results, cash flows or growth prospects, and the introduction of its products in different markets.
The Company is subject to regulations that could impact its ability to sell its product internationally. The Company has conducted sales in various international jurisdictions and the Company intends to expand internationally. As a result, it is and will become further subject to the laws and regulations of (as well as international treaties among) the foreign jurisdictions in which it operates or imports or exports products or materials. In addition, the Company may avail itself of proposed legislative changes in certain jurisdictions to expand its product portfolio, which expansion may include business and regulatory compliance risks as yet undetermined. Failure by the Company to comply with the current or evolving regulatory framework in any jurisdiction could have a material adverse impact on the Company’s business, financial condition and results of operations. There is the possibility that any such international jurisdiction could determine that the Company was not or is not compliant with applicable local regulations. If the Company’s historical or current sales or operations were found to be in violation of such international regulations, the Company may be subject to enforcement actions in such jurisdictions including, but not limited to civil and criminal penalties, damages, fines, the curtailment or restructuring of the Company’s operations or asset seizures and the denial of regulatory applications.
Cannabis-related financial transactions are subject to a variety of laws that vary by jurisdiction, many of which are unsettled and still developing. While the interpretations of these laws are unclear in some jurisdictions, financial benefit, directly or indirectly, arising from conduct that would be considered unlawful in such jurisdiction may be viewed to be within the purview of such laws, and persons receiving any such benefit, including investors in an applicable jurisdiction, may be subject to liability. Each prospective investor should contact their own legal advisor.
There has been an increasing movement in certain markets to increase the regulation of natural health products, which will impose additional restrictions or requirements. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. Such anticipated regulatory and standards changes may introduce some risk and harm the Company’s operations if its products or advertising activities are found to violate existing or new regulations, or if the Company is not able to affect necessary changes to its products in a timely and efficient manner to respond to new regulations.
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
•political, social or economic unrest or instability, including, without limitation, disruptions due to armed conflicts;
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
The Company’s international efforts may not produce desired levels of sales. Furthermore, its experience with selling products in its current international markets may not be relevant or may not necessarily translate into favorable results if the Company sells in other international markets. If and when the Company enters into new markets in the future, it may experience different competitive conditions, less familiarity with its brands and/or different consumer tastes and discretionary spending patterns. As a result, the Company may be less successful than expected in expanding its sales in its current and targeted international markets. Sales into new international markets may take longer to ramp up and reach expected sales and profit levels, or may never do so, thereby affecting its overall growth and profitability. To build brand awareness in new markets, the Company may need to make greater investments in advertising and promotional activity than originally planned, which could negatively impact the profitability of its sales in those markets. These, or one or more of the factors listed above, may harm the Company’s business, results of operations or financial condition. Any material decrease in the Company’s international sales or profitability could also adversely impact its business, results of operations or financial condition.
Additionally, the Company may expand its product offerings and/or expand into new international markets, each of which will require management attention and financial resources that would otherwise be spent on other parts of its business. Such expansion would expose the Company to risks and expenses inherent in selling new products and offering products in new foreign jurisdictions, which could increase its operational, regulatory, compliance, reputational and foreign exchange rate risks. The failure of the Company’s operating infrastructure to support such expansion could result in operational failures and regulatory fines or sanctions. Future product, market or international expansion could require the Company to incur a number of up-front expenses, including those associated with obtaining regulatory clearance or approvals, as well as additional ongoing expenses, including those associated with infrastructure, staff and regulatory compliance. Any expansion efforts will be subject to various laws, regulations and guidelines that are subject to change over time, and result in increased costs and risk associated with regulatory compliance. In addition, product and market expansion could impact the Company’s current product offerings, brand, and reputation, any of which could have a material adverse impact on its business, financial condition and results of operations.
The designation of cannabinoids as a New Dietary Ingredient (NDI) or as an impermissible adulterant are uncertain. The FD&C Act requires that manufacturers who wish to market dietary supplements that contain "new dietary ingredients" ("NDI") notify the FDA with their basis for concluding that a dietary supplement containing such dietary ingredient will reasonably be expected to be safe. There is substantial uncertainty and different interpretations among state and federal regulatory agencies, legislators, academics and businesses as to whether cannabinoids were present in the food supply and marketed prior to October 15, 1994, or whether such inclusion of cannabinoids are permissible dietary ingredients under the FD&C Act. The uncertainties cannot be resolved without further federal legislation, regulation, or a definitive judicial interpretation of existing legislation, regulation and rules. For instance, on July 23, 2021, the Company was advised by the FDA of its objection to a New Dietary Ingredient Notification ("NDIN") submitted by the Company earlier in 2021. The Company's submission was objected to on the basis that a full-spectrum hemp extract does not meet the definition of a dietary supplement because the FDA has taken the position that CBD was not marketed as a dietary supplement or conventional food prior to its authorization for investigation as a new drug. The Company disagrees with the FDA’s position that CBD was not marketed as dietary supplement or food prior to the investigation of CBD as a new drug, and believes there are arguments against this position. There is no guarantee that federal legislation, regulation, or judicial action will override the FDA’s position and permit the use of CBD as an NDI, or as a dietary ingredient generally. If the FDA’s position is not modified, this would have a materially adverse effect upon the Company and its business.
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
The FDA enforcement against the sale and marketing of CBD products under the FD&C Act could target the Company and adversely impact the Company’s business and financial position. The FDA continues to enforce against violations of the FD&C Act by issuing warning letters to companies marketing and selling hemp-derived CBD products. Over the past several years, the FDA has issued warning letters to companies marketing and selling unapproved hemp-derived CBD products. The letters reiterate the agency’s position that CBD cannot be added to food and dietary supplements and targeted companies whose products violated the FD&C Act’s prohibition against: i) marketing CBD as or in a dietary supplement, human and animal food, or food additives; ii) marketing a dietary supplement, human and animal food, or cosmetic with disease or drug claims (i.e., claims suggesting that a product is intended to treat, cure, or prevent disease); iii) including a substance in human or animal food when that substance is not GRAS; and iv) selling products that are misbranded due to their failure to include "adequate directions for use by a layperson". The FDA also issued a consumer update reaffirming its position that CBD cannot lawfully be added to a food or marketed as a dietary supplement due to existing provisions of the FD&C Act, and outlining the data and potential safety issues it is considering as part of its ongoing evaluation of potential regulatory frameworks for CBD. Notably, the FDA states that it could not conclude based on available data that CBD is "generally recognized as safe" for use in human or animal food. While this is broad and may not be applicable in all instances, it nevertheless could materially and adversely impact the Company’s business and financial condition. Further, the FDA has recently stated that it will continue to police the market and enforce against CBD products, and on March 22, 2021, the agency issued warning letters to two companies for selling OTC products labeled as containing CBD, alleging the products were illegally marketed unapproved drugs and misbranded due to prominent featuring of CBD on the labeling, followed by additional warning letters issued in 2021 and 2022. The FDA’s enforcement against the unlawful sale and marketing of CBD products has to date been limited to the issuance of warning letters, but other enforcement means are available to the FDA, including civil and criminal penalties. The FDA’s current prohibition on certain hemp-derived products and the unknowns and associated risks of potential future regulations governing hemp-derived CBD products create risk for the Company’s business.
On January 26, 2023, the FDA announced its conclusion that existing regulatory pathways are not appropriate for CBD and that a new regulatory pathway would benefit consumers by providing safeguards and oversight to manage and minimize risks related to CBD products. The agency also stated it is prepared to work with Congress on this matter and that it "will continue to take action against CBD and other cannabis-derived products to protect the public, in coordination with state regulatory partners, when appropriate" by "monitoring the marketplace, identifying products that pose risks and acting within our authorities." If the FDA does not work expeditiously with Congress to develop a new pathway, or if Congress does not proceed with its own legislative initiatives to advance a regulatory framework for CBD products, this could delay the development of a regulatory regime for CBD and have an adverse effect on the business of the Company. In addition, it is possible a new framework could impose additional regulatory requirements for the marketing of CBD products, which may have an adverse impact on the business of the Company.
The FTC may take enforcement actions against companies selling CBD products, including the Company. The FTC and the FDA often coordinate enforcement efforts where the agencies have overlapping jurisdiction, including with respect to the advertising, labeling, and promotion of food, cosmetics, medical devices, and OTC drugs. In the CBD product marketplace, the FTC has joined the FDA in the issuance of a number of warning letters to companies warning that the company’s advertisements were not supported by competent and reliable scientific evidence and thus violate the FTC Act, 15 U.S.C. § 41 et. seq. The FTC has also issued independent warning letters to companies selling CBD products. These warning letters allege that companies make exaggerated or false and misleading claims about their CBD products without rigorous scientific evidence to substantiate the claims. While historically, the FTC enforcement actions related to CBD have been limited to warning letters, in December 2020, the FTC initiated its first law enforcement administrative action against six companies selling CBD products. These companies were alleged to have violated the FTC Act by allegedly making unsupported health claims. The FTC entered into settlement agreements with these companies, which required, among other things, that the companies stop making such unsupported health claims and pay a monetary judgment to the FTC. The FTC’s enforcement was publicized by the agency as part of its ongoing effort to protect consumers from false, deceptive, and misleading health claims made in advertisements on websites and through social media companies. An additional enforcement action against a CBD company was announced in May 2021. Further, on December 20, 2022, the FTC released a Health Products Compliance Guidance that covers all health-related product advertising and to substantiate health-related claims that emphasizes the need to support health-related claims with high quality randomized, placebo-controlled human clinical trials, which may signal the FTC is preparing to more closely scrutinize such claims compared to previous years. The unknowns and associated risks of potential future FTC enforcement actions create risk for the Company’s business.
The DEA Interpretation of the 2018 Farm Bill could cause the DEA to take enforcement action against the Company’s intermediate hemp products. Through the DEA IFR, the DEA takes the position that material that exceeds 0.3% delta-9 THC remains controlled in Schedule I of the CSA, regardless of its status as in-process material that may only temporarily have a THC content over 0.3%. The DEA IFR may create risk for the Company’s business. Enforcement of the DEA IFR, or any Final Rule that carries forward the rulemaking in the DEA Rule, may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Additionally, enforcement of the DEA IFR could jeopardize the legality of the Company’s intermediate hemp products, such as in-process hemp extract that is incorporated in the Company’s finished products. Such enforcement would not only disrupt the Company’s operations, but it would also constrict the Company’s supply chain.
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
As with other companies engaged in similar activities, or that own or operate real property, the Company faces inherent risks of environmental liability at its current and historical production sites. Certain environmental laws impose strict and, in certain circumstances, joint and several liability on current or previous owners or operators of real property for the cost of the investigation, removal or remediation of hazardous substances as well as liability for related damages to natural resources. In addition, the Company may discover new facts or conditions that may change its expectations, or be faced with changes in environmental laws or their enforcement that would increase its liabilities.
The Company’s costs of complying with current and future environmental and health and safety laws, liabilities arising from past or future releases of, or exposure to, regulated materials, or more vigorous enforcement of environmental and employee health and safety laws, may have a material adverse impact on the Company’s business, financial condition and results of operations.
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
The Company could be adversely affected by violations of the Corruption of Foreign Public Officials Act (Canada), the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws. The Company's business is subject to the Corruption of Foreign Public Officials Act (Canada) and the U.S. Foreign Corrupt Practices Act ("FCPA") and other similar laws which generally prohibit companies and employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, the Company is or will be subject to the anti-bribery laws of any other countries in which it conducts business now or in the future. The Company's employees or other agents may, without its knowledge and despite its efforts, engage in conduct prohibited under its policies and procedures and under anti-bribery laws, for which it may be held responsible. The Company's policies mandate compliance with these anti-corruption and anti-bribery laws. However, there can be no assurance that the Company's internal control policies and procedures will always protect it from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company's affiliates, employees, contractors or agents. If the Company's employees or other agents are found to have engaged in such practices, it could suffer severe penalties and other consequences that may have a material adverse impact on its business, financial condition and results of operations.

As a marijuana/cannabis related business, the Company may have difficulty accessing banking services due to the illegality of marijuana under federal law. Since the production and possession of cannabis is currently illegal under U.S. federal law and the Company relies on exemptions promulgated pursuant to the 2018 Farm Bill, it is possible that banks may refuse to open bank accounts for the deposit of funds from businesses adjacent to the cannabis industry. The inability to open bank accounts with certain institutions could materially and adversely affect the business of the Company.
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
The Company may have difficulty accessing public and private capital and banking services, which could negatively impact its ability to finance its operations. The Company anticipates that funding sources may be available pursuant to private and public offerings of equity and/or debt and bank lending. However, if equity and/or debt financing was not available in the public capital markets, then the Company expects that it would have access to raise equity and/or debt financing through private placement including possible strategic partnerships. Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. Although there has been an increase in the amount of financing available to companies in the cannabis industry over the last several years, there is neither a broad nor deep pool of institutional capital that is available to cannabis industry participants. There can be no assurance that additional financing, if raised privately or publicly, will be available to the Company when needed or on acceptable terms. The Company’s inability to raise financing to fund capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability. If the Company cannot achieve profitability, it may be forced to cease operations and investors may suffer a total loss of investment.
The Company could be liable for fraudulent or illegal activity by its employees, contractors and consultants resulting in significant financial losses due to claims against the Company. The Company is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to the Company that violates: (i) government regulations; (ii) manufacturing standards; (iii) U.S. federal fraud and abuse laws and regulations; or (iv) laws that require the true, complete and accurate reporting of financial information or data. It is not always possible for the Company to identify and deter misconduct by its employees and other third parties, and the precautions taken by the Company to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against the Company, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, the curtailment of the Company’s operations or asset seizures, any of which could have a material adverse impact on the Company’s business, financial condition and results of operations.
Risks Relating to the Company’s Business and Industry
The Company faces security risks related to its physical facilities. The Company may be an attractive target for criminals seeking to steal product, cash, or property, or to vandalize or destroy property or even cause physical harm to others. In particular, would-be criminals may confuse the Company’s products for marijuana, a controlled substance with an underground market, or take interest in the expensive equipment or technology used by the Company or its contract manufacturers. Accordingly, the Company’s operations may raise its profile and increase the probability of break-ins, theft, or vandalism, and there can be no assurance that the measures employed by the Company to prevent theft, vandalism, attack, or other criminal behavior will be successful. The Company may not be able to secure insurance coverage for losses incurred in connection with such activities on commercially reasonable terms, or at all. Any criminal activities could have a negative impact on the Company and its businesses, and the inability or failure to obtain adequate insurance coverage would worsen the impact.
The Company depends on the success of its products, and those products may not achieve the desired market acceptance. If the products the Company sells are not perceived to have the effects intended by the consumer, its business may suffer. Many of the Company’s products contain innovative ingredients or combinations of ingredients. There is limited long-term data with respect to potential therapeutic use or safety in humans or animals. As a result, the Company’s products could have certain side effects if not taken as directed or if taken by a consumer that has certain known or unknown medical conditions.
There is no assurance that the Company’s cash flows and debt or other financing will be sufficient to fund the Company’s operations. As of December 31, 2024 and 2023, the Company had total current liabilities of $15,936 and $23,646 respectively, and cash and cash equivalents of $22,618 and $47,820, respectively, to meet its current obligations. The Company’s ability to fund operating expenses and capital expenditures will depend on its future operating performance and there are no assurances that the Company will be able to access debt or other financing. If the Company is unable to achieve targeted operating performance or raise additional capital or debt financing on favorable terms, if at all, the Company may be forced to decelerate or curtail certain of its operations until such time as additional debt or capital financing becomes available.
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
The Company’s quality control systems may not prove successful. The quality of the Company’s products is critical to the success of its business and operations. As such, it is imperative that the Company’s (and its service provider’s) quality control systems operate effectively and successfully. Quality control systems can be negatively impacted by their design, the quality training program, and adherence by employees to quality control guidelines. Although the Company strives to ensure that all of its service providers have implemented and adhere to high caliber quality control systems, any significant failure or deterioration of such quality control systems could have a material adverse impact on the Company’s business and operating results.
The Company depends on various third parties for the supply, manufacture, and testing of some of the Company’s products. No assurance can be given that these relationships will continue on favorable terms, or at all. The Company intends to maintain a full supply chain for the material portions of the production and distribution process of its products. The Company’s suppliers, service providers and distributors may elect, at any time, to breach or otherwise cease to participate in supply, service or distribution agreements, or other relationships, on which the Company’s operations rely. Loss of its suppliers, service providers or distributors would have a material adverse effect on the Company’s business and operational results.
The Company currently relies on certain third-party manufacturers. Disruption of operations at any of these facilities could adversely affect inventory supplies and the Company’s ability to meet product delivery deadlines.
The Company currently relies on a single manufacturer, Aidance, to manufacture its CBD CLINIC and CBD MEDIC products. Accordingly, the Company is highly dependent on the uninterrupted and efficient operation of Aidance’s manufacturing facility. Aidance may not continue to maintain its FDA registration or continue or be willing or able to produce the products at reasonable prices, or at all. If for any reason Aidance discontinues production of the CBD CLINIC or CBD MEDIC products, it would likely result in significant delays in production of products and interruption of the Company’s sales as it seeks to establish a relationship and commence production with another manufacturer. The Company may be unable to make satisfactory production arrangements with another manufacturer on a timely basis or at all. If operations at Aidance’s manufacturing plant were to be disrupted as a result of equipment failures, natural disasters, fires, accidents, work stoppages, power outages or other reasons, the Company’s business, financial condition and/or results of operations could be materially adversely affected.
In addition, the Company depends on third parties to obtain certain raw materials, including CBD necessary to develop and produce its products. The raw materials required to produce the Company’s products may not be available to the Company on favorable pricing terms in the future or at all when they are needed. If the Company is no longer able to obtain raw materials from one or more of its suppliers on terms reasonable to the Company, or at all, the Company’s revenues, business, financial condition, and operations would be negatively affected. This could also have a significant impact on the Company’s capacity to complete certain of its current or projected R&D projects and, accordingly, would negatively affect its projected commercial and financial growth. Any significant increase in the price of raw materials that cannot be passed on to the Company’s customers could have a material adverse impact on the Company’s results of operations or financial condition. While potential alternative suppliers of raw materials may be identified, they must first pass intensive validation tests to ensure their compliance with product specifications. No assurance can be given regarding the successful outcomes of such tests or the Company’s ability to secure alternate sources of supply at competitive pricing and upon fair and reasonable contractual terms and conditions.
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
The profit margins of the Company and the timely delivery of its products are dependent upon the ability of its outside suppliers and manufacturers to supply it with products in a timely and cost-efficient manner. The Company’s ability to develop its business, enter new markets, and sustain satisfactory levels of sales in each market depends upon the ability of its outside suppliers and manufacturers to produce the ingredients and products and comply with all applicable regulations. The failure of the Company’s primary suppliers or manufacturers to supply ingredients or produce its products could adversely affect its business operations.
The Company’s manufacturers and suppliers must meet cGMP requirements and failure on their part to do so could have adverse consequences for the Company. All manufacturers and suppliers must comply with applicable cGMP regulations for the manufacture of the Company’s products, which are enforced by the FDA through its facilities inspection program. The FDA may conduct inspections of the Company’s manufacturing facility or third-party manufacturers to assure they are in compliance with such regulations. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation, among other items. The Company’s manufacturing facility or third-party manufacturers may be unable to comply with these cGMP requirements and with other regulatory requirements. A failure to comply with these requirements may result in fines, product recalls or seizures and related publicity requirements, injunctions, total or partial suspension of production, civil penalties, warning or untitled letters, Form 483s, import or export bans or restrictions, and criminal prosecution and penalties. Any of these penalties could delay or prevent the promotion, marketing or sale of certain of the Company’s products. If the safety of any products supplied to the Company is compromised due to a third-party manufacturer’s failure to adhere to applicable laws or for other reasons, the Company may not be able to successfully sell its products. The Company cannot assure that its third-party manufacturers will continue to reliably supply products to the Company at the levels of quality or the quantities it requires and in compliance with applicable laws and regulations, including cGMP requirements.
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
If product liability claims are brought against the Company, it could incur substantial liabilities. The Company’s products will be produced for sale directly to end consumers, and therefore there is an inherent risk of exposure to product liability claims, regulatory action and litigation if the products are alleged to have caused loss or injury. In addition, the production and sale of the Company’s products involves the risk of injury to end consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human or animal consumption of the Company’s products alone or in combination with other medications or substances could occur. The Company may be subject to various product liability claims, including, among others, that its products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against the Company could result in increased costs, could adversely affect the Company’s reputation, and could have a material adverse effect on its business and operational results.
The Company's operations and industry may be subject to reputational risk. Public opinion and perception on the use of CBD is inconsistent and may be negatively influenced by future clinical research or media reports that may be unfavorable to CBD, which may have an adverse effect on public opinion and the demand for the Company’s products. The Company believes that the CBD industry (and the cannabis industry in general) is highly dependent upon consumer perception regarding the safety, efficacy and quality of the products. Consumer perception can be significantly influenced by scientific research or findings, regulatory proceedings, litigation, media attention and other publicity regarding the consumption of CBD or cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the CBD or cannabis markets or any particular product, or consistent with currently held views. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the cannabis industry and demand for its products and services, which could impact the Company’s business, financial condition and results of operations and cash flows. The Company’s dependence upon consumer perception means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse impact on the Company, its business, financial condition, results of operations and cash flows.
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
The Company is dependent upon agricultural production of hemp for part of the Company’s operations, which are subject to seasonal and weather-related risks. The Company’s business can be affected by unusual weather patterns. The production of some of the Company’s products relies on the availability and use of live plant material, which is grown in Arizona, Colorado, Kentucky and Canada. Growing periods can be impacted by weather patterns and these unpredictable weather patterns may impact the Company's ability to harvest its industrial hemp and produce products. In addition, severe weather, including drought, fire, hail and freezing temperatures, can destroy a crop, which could result in the Company having no or limited hemp to process. If the Company is unable to harvest hemp through its proprietary operations or contract farming arrangements, its ability to meet customer demand, generate sales, and maintain operations could be impacted. Given the proprietary nature of the Company’s crops, it may not be practicable for the Company to source adequate, or any, replacement hemp to produce some downstream products.
The Company’s business is dependent on the outdoor growth and production of hemp, an agricultural product. As such, the risks inherent in engaging in agricultural businesses apply. Potential risks include the risk that crops may become diseased or victim to insects, fungus or other pests or contaminants; subject to extreme weather conditions such as excess rainfall, hail, freezing temperature or drought; wild and domestic animal conflicts; and crop-raiding, sabotage or vandalism—all of which could result in low crop yields, decreased availability of industrial hemp, inadequate inventory levels for future expected growth, and higher acquisition prices. Climate change may increase the frequency or intensity of extreme weather such as storms, floods, heat waves, droughts and other events that could affect the quality, volume and cost of seed produced for sale as well as demand and product mix. Climate change may also affect the availability and suitability of arable land and contribute to unpredictable shifts in the average growing season and types of crops produced. The Company may also encounter difficulties with the importation of agro-inputs and securing a supply of spares and maintenance items. In the event of a delay in the delivery from suppliers of agro-inputs and machinery, the Company may be unable to achieve its production targets. There can be no guarantee that an agricultural event will not adversely impact the business and operating results.
There may be adverse consequences to the Company's end users should they test positive for trace amounts of THC attributed to use of the Company's products. The Company's products are made from cannabis, which contains THC. As a result, certain of the Company's products contain low levels of THC. THC is considered a banned substance in many jurisdictions. Moreover, the regulatory framework for legal amounts of consumed THC is evolving. Whether or not ingestion of THC (at low levels or otherwise) is permitted in a particular jurisdiction, there may be adverse consequences to end users who test positive for trace amounts of THC attributed to use of the Company's products. In addition, certain metabolic processes in the body may cause certain molecules to convert to other molecules which may negatively affect the results of drug tests. Positive tests may adversely affect the end user's reputation, ability to obtain or retain employment and participation in certain athletic or other activities. A claim or regulatory action against the Company based on such positive test results could adversely affect the Company's reputation and could have a material adverse effect on its business and operational results.
The Company may be unable to obtain adequate crop insurance. The Company may not be able to obtain crop insurance at economically feasible rates, on acceptable terms, or at all. As a result, the Company may have limited or no recourse in the event of a failed crop or other event that standard crop insurance would typically insure against. Such inability may adversely impact the Company’s business and operating results.
The Company may be unable to obtain or maintain high quality farmland sufficient for its hemp cultivation needs. The Company may be unable to maintain or obtain high quality farmland in sufficient acreage to support production levels or sustained accelerated growth. Moreover, where farmland is available in sufficient acreage, it may not be available at rental rates or otherwise on acceptable economic terms. Inability to obtain sufficient farmland for operations (with or without significant product demand growth) could negatively affect the Company’s operations and financial condition.
The agricultural landscape continues to evolve as a result of factors including farm and industry consolidation, agricultural productivity and development, and climate change. Farm consolidation in the United States and other developed markets has been ongoing for decades, It is expected to continue as grower demographics shift and advancements in innovative technology and equipment enable farmers to manage larger operations to create economies of scale in a lower-margin, more capital-intensive environment. Increased consolidation in the crop nutrient industry has resulted in greater resources dedicated to expansion and R&D opportunities, leading to increased competition in advanced product offerings and innovative technologies. Some of these competitors have greater total resources or are state-supported, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities.
The advancement and adoption of technology and digital innovations in agriculture and across the value chain have increased and are expected to further accelerate as grower demographics shift and pressures from consumer preferences, governments and climate change initiatives evolve. The development of seeds that require less crop nutrients, development of full or partial substitutes for the Company’s products or developments in the application of crop nutrients such as improved nutrient use or efficiency through use of precision agriculture could also emerge, all of which have the potential to adversely affect the demand for the Company’s products and results of operations.
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
A number of governments or governmental bodies have introduced or are introducing regulatory changes in response to concerns about the potential impact of climate change. The Company faces the risk that its operations could be subject to government initiatives aimed at countering climate change, which could impose constraints on the Company’s operations, for example, due to increased costs for fossil fuels, electricity and transportation and costs associated with monitoring and reporting.
Hemp is subject to specific agricultural risks, which could negatively impact the Company’s cultivation efforts. Hemp plants can be vulnerable to various pathogens, including bacteria, fungi, viruses and other miscellaneous pathogens. Such instances often lead to reduced crop quality, stunted growth and/or death of the plant. Moreover, hemp is phytoremediative, meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted. Furthermore, hemp is cultivated in agricultural growing regions across the US, which plant heavily in seed, row and vegetable crops. While the Company uses certified organic practices, conventional neighbors may use harmful chemicals that can cause drift or water contamination risk of unwanted contaminants in the Company's harvested hemp biomass. Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals and other compounds that may be present in agricultural materials. If the Company’s hemp is found to have levels of pathogens, toxins, chemicals or other undesirable compounds that exceed established limits, the Company may have to destroy the applicable portions of its hemp crop. Furthermore, if the Company’s crops in any state in which it operates are tested by a regulator and found to contain more than

0.3% THC on a dry weight basis, significant portions of the crops may be ordered to be destroyed. Should the Company’s crops be lost due to pathogens, toxins, chemicals, other undesirable compounds, or regulatory enforcement, it may have a material adverse impact on its business and financial condition.
The Company relies on third-parties for the transportation of its hemp and hemp-derived products; any delay or failure by these third-parties to meet the Company’s transport needs could impact the Company’s operations and financial performance. In order for the Company's customers to receive its product, the Company relies on third-party transportation services. This can cause logistical problems with, and delays in, end consumers obtaining fulfillment of their orders, which the Company cannot control. Any delay by third-party transportation services may adversely affect the Company’s financial performance.
The Company faces risks related to the transportation of hemp and hemp-derived products and its reliance on third-party transportation services. These risks include, but are not limited to, risks resulting from the continually evolving federal and state regulatory environment governing hemp production, THC testing, and transportation.
Moreover, transportation to and from the Company’s facilities is critical. A breach of security during transport could have material adverse effects on the Company’s business, financials and prospects. Any such breach could impact the Company’s operations and financial performance.
The Company faces intense competition. The number of competitors in the Company’s market segment has expanded and may continue to increase, which could negatively impact the Company’s market share and demand for products. The markets for businesses in the CBD and hemp extracts industries are competitive and evolving. In particular, the Company faces strong competition from both existing and emerging companies that offer similar but not full-spectrum products. Some of the Company’s current and potential competitors may have longer operating histories, greater financial, marketing and other resources, and larger customer bases.
Given the rapid changes affecting the global, national, and regional economies generally, and the hemp industry in particular, the Company may be unable to create and maintain a competitive advantage in the marketplace. The Company faces competition from companies outside the CBD and hemp oil industry from legitimate companies with more experience and financial resources than the Company has and from unlicensed and unregulated participants. In addition, the broader market for hemp-based products may soften, contract or remain stable, any of which may result in increased competition among market participants, including the Company. The Company’s success will depend on its ability to keep pace with any changes in the markets in which it operates, especially legal and regulatory changes and shifting consumer behavior. The Company’s success will also depend on its ability to respond to, among other things, changes in the economy, market conditions, and regulatory and competitive pressures. Any failure by the Company to anticipate or respond adequately to such changes could have a material adverse effect on its financial condition, operating results, liquidity, cash flow and operational performance.
The introduction of a recreational model for marijuana production and distribution in various jurisdictions may cause producers in those jurisdictions to expand beyond the medical marijuana market and compete with the Company’s products. The impact of this potential development may be negative for the Company and could result in increased levels of competition in its existing market and/or the entry of new competitors into the overall hemp market in which the Company operates.
There is potential that the Company will face intense competition from other companies, some of which can be expected to have longer operating histories, more financial resources, and more manufacturing and marketing experience than the Company. Increased competition from larger and better-financed competitors could materially and adversely affect the business, financial condition and results of operations of the Company.
The Company also faces competition from producers who may not comply with applicable regulations. As a result, such producers may have lower operating costs, make impermissible claims and utilize other competitive advantages based on circumvention of regulatory requirements. The Company will require continued significant investment in R&D, marketing, sales, and customer support to remain competitive. The Company may not have sufficient resources to maintain R&D, marketing, sales, and customer support efforts on a competitive basis, which could materially and adversely affect its business, financial condition and results of operations.
The legal landscape for the Company’s products is changing internationally. More countries have passed laws that allow for the production and distribution of cannabis in some form or another. Increased international competition might lower the demand for the Company’s products on a global scale.

Changing consumer preferences could impact the Company’s ability to attract and retain customers. As a result of changing consumer preferences, many dietary supplements and other innovative products attain financial success for a time. Even if the Company’s products find retail success, there can be no assurance that any of its products will continue to see extended financial success. The Company’s success will be depend on its ability to price, develop new, and improve product lines. Even if the Company successfully introduces new products or further develops current products, a failure to properly price or update products with compelling content could cause a decline in its popularity, reducing revenues and harming the Company’s business, operating results and financial condition. Failure to introduce new features and product lines and to achieve and sustain market acceptance could result in the Company being unable to meet consumer preferences and generate revenue, which would have a material adverse impact on its profitability and financial results from operations.
The Company’s success depends on its ability to attract and retain customers. Many factors could impact the Company’s ability to attract and retain customers, including but not limited to the Company’s ability to continually produce desirable products, the successful implementation of the Company’s customer acquisition plan, and the continued growth in the aggregate number of people selecting CBD and botanical-based wellness products. The Company’s failure to acquire and retain customers could have a material adverse effect on its business, operating results and financial position.
The Company’s retail customers may not adequately support its products or its relationships with such retailers may deteriorate. The Company relies significantly on retailers to display, present and sell its products to consumers in their brick-and-mortar stores and through their online e-commerce sites. The Company’s retailers stock and display its products, and, in certain health food and other specialty stores, also explain the attributes and health benefits of its products. The Company’s relationships with these retailers and their e-commerce platforms are important for maintaining and building consumer trust in its brands and for executing the advertising and educational programs the Company continues to deploy. The Company’s failure to maintain these relationships with its retailers and platforms, or difficulties experienced by these groups, could harm the Company’s business.
The Company does not receive long-term purchase commitments from its retailers, and confirmed orders received from retail partners may be difficult to enforce. In some instances, it is obliged to accept returned inventory. Furthermore, there can be no assurance that the Company will be able, in the future, to continue to sell its products to its retail customers on favorable trading terms or at all. The Company may be obligated to stop shipments to its retail customers, or such customers may refuse shipments from the Company while negotiating the resolution of trading issues with such customers. Factors that could affect the Company’s ability to maintain or expand its sales to these retailers include: (i) failure to accurately identify the needs of the Company’s customers; (ii) lack of customer acceptance of new products or product expansions; (iii) unwillingness of the Company’s retailers to attribute premium value to the Company’s existing and new products relative to competing products; (iv) failure to obtain shelf space from retailers; and (v) new, well-received product introductions by competitors. In part, the Company’s sales depend on retailers effectively displaying its products, including providing attractive space in their stores, including online e-commerce platforms, and, in certain channels, having knowledgeable employees that can explain the Company’s products and their benefits. If the Company loses any of its key retailers, or if any key retailer reduces their purchases of the Company’s existing or new products, reduces their number of stores or operations, promotes products of competitors over the Company, or suffers financial difficulty or insolvency, the Company may experience reduced sales of its products, resulting in lower revenue and gross profit margin, which would harm the Company’s profitability and financial condition.
The Company depends on the popularity and acceptance of its brand portfolio. Management believes maintaining and promoting the Company’s brand is critical to expanding its customer base. Maintaining and promoting the Company’s brand will depend largely on its ability to continue to provide quality, reliable and innovative products, which it may not do successfully. The Company may introduce new products that customers do not like, which may negatively affect the brands and reputation. Maintaining and enhancing the Company’s brands may require it to make substantial investments, which may not achieve the desired goals. If the Company fails to promote and maintain its brand successfully, or if there are excessive expenses in this effort, its business and financial results from operations could be materially adversely affected.
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
Additionally, any significant interruption in or increasing labor, freight and energy costs could increase the Company’s and its suppliers’ cost of goods and have a material impact on the Company’s financial condition and results from operations. If the Company’s suppliers are affected by increases labor, freight and energy costs, they may attempt to pass these cost increases on to the Company. If the Company pays such increases, it may not be able to offset them through increases in its pricing. The direct and indirect impacts of the Company’s ability to secure materials and move products could adversely affect its results of operations and financial condition.
The Company may not be able to successfully implement its growth strategy on a timely basis, or at all. The Company’s future success depends, in part, on its ability to implement its growth strategy, including (i) brand product innovations within existing categories and growth into adjacent categories and continued growth of existing products in existing categories; (ii) further penetration into new products and channels; (iii) expansion into select international markets; and (iv) in support of its profitability targets, improvements in the Company’s operating income, gross profit and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") margins. The Company’s ability to implement this growth strategy depends, among other things, on its ability to:
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
•maintain and improve its competitive position with the Company’s brands in the channels in which it competes through the growth of availability and customer-facing initiatives;
•identify and successfully enter and market the Company’s products in new consumer channels, geographic markets, and market segments and categories; enter into successful distribution arrangements with new distributors and retailers of its products;
•selectively develop and expand in new and existing international markets efficiently and cost-effectively with supportive distribution partners;
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
The Company may not be able to successfully implement its growth strategy and reach its revenue and profitability improvement targets.
The market for the Company's products and industry is difficult to forecast due to limited and unreliable market data. The Company will need to rely largely on its own market research to forecast industry trends and statistics as detailed forecasts are, with certain exceptions, not generally available from other sources at this stage of the hemp industry. A failure in the demand for the Company’s products to materialize as a result of competition, technological change, change in the regulatory or legal landscape, or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company depends on key personnel and its ability to attract and retain employees. The Company's success and future growth will depend, to a significant degree, on the continued efforts of the Company’s directors and officers to develop the business and manage operations and on their ability to attract and retain key technical, scientific, sales, and marketing staff or consultants. The loss of any key person or the inability to attract and retain new key personnel could have a material adverse effect on the business and financial results from operations. The U.S. hemp and cannabis industries may have more stringent requirements for personnel, including but not limited to requirements that they complete criminal background checks, submit financial information, and demonstrate proof of residency, which may make it more challenging for the Company to hire and retain employees. Competition for qualified technical, scientific, sales, and marketing staff, as well as officers and directors, can be intense, and no assurance can be provided that the Company will be able to attract or retain key personnel in the future. From time to time, share-based compensation may comprise a significant component of the

Company’s compensation for key personnel. If the price of the Common Shares declines, it may be challenging to recruit and retain such individuals.
Executive and other management transitions can be inherently difficult to manage, cause significant and costly disruption to the Company's business, lead to additional departures of existing personnel, and have a material adverse effect on its business, operating results, financial condition and internal controls over financial reporting.
From time to time, the Company may rely on debt financing for some of its business activities, and there can be no assurance the Company will be able to access such credit, or that it will be able to comply with the terms of such credit. From time to time, the Company may attempt to rely on debt financing for a portion of its business activities, including capital and operating expenditures. There are no assurances that the Company will be able to comply at all times with the covenants applicable under such types of debt arrangements; nor are there assurances that the Company will be able to secure new financing that may be necessary to finance its operations and capital growth program. Any failure of the Company to secure financing, to obtain new financing or to comply with applicable covenants could have a material adverse effect on the Company’s financial results. Further, any inability of the Company to obtain new financing may limit its ability to support future growth.
The Company may have difficulty obtaining insurance to cover its operational risks. Due to the Company’s involvement in the hemp industry, it may have difficulty obtaining the various insurances that are desired to operate its business, which may expose the Company to additional risk and financial liability. Insurance that is otherwise readily available, such as general liability and directors’ and officers’ insurance, may be more difficult to find and more expensive because of the regulatory regime applicable to the industry. There are no guarantees that the Company will be able to find such insurance coverage in the future or that the cost will be affordable. If the Company is unable to obtain insurance coverage on acceptable terms, it may prevent it from entering into certain business sectors, may inhibit growth, and may expose the Company to additional risk and financial liabilities.
The Company may be subject to growth-related risks, including capacity constraints and pressure on its internal systems and controls. The ability of the Company to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of the Company to deal with this growth may have a material adverse effect on its business, financial condition, results of operations, and prospects. In addition, specific risks are inherent in the growth of the Company’s business-to-business distribution and direct-to-consumer sales, including increased competition and risks related to the use of the Company’s information systems.
The Company may acquire other companies, which could divert management’s attention, result in additional dilution to the Company’s Shareholders and otherwise disrupt the Company and harm its operating results. The Company may acquire, partner, or otherwise transact with other companies in the future, and there are risks inherent in any such activities. Specifically, there could be unknown or undisclosed risks or liabilities of such companies for which the Company is not sufficiently indemnified. Any such unknown or undisclosed risks or liabilities could materially and adversely affect the Company’s financial performance and results of operations. The Company could encounter additional transaction and integration-related costs or experience an impact on its operations or results of operation as a result of the failure to realize all of the anticipated benefits from such acquisitions or partnerships or an inability to integrate an acquisition as anticipated successfully. All of these factors could cause dilution to the Company’s earnings per Common Share or decrease or delay the anticipated accretive effect of the acquisition or partnership and cause a decrease in the market price of the Company’s securities or have a material adverse impact on the Company’s operations or results from operations. The Company may be unable to successfully integrate and combine the operations, personnel, and technology infrastructure of any such acquired company with its existing operations. As a result of integration efforts, the Company may experience interruptions in its business activities, deterioration in its employee and customer relationships, increased costs of integration and harm to its reputation, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company may experience difficulties combining corporate cultures, maintaining employee morale and retaining key employees. Integrating any such acquired companies may also impose substantial demands on the management of the Company. There is no assurance that these acquisitions will be successfully integrated in a timely manner or without additional expenses being incurred. In addition, the Company may be responsible for any legacy liabilities of businesses it acquires or be subject to additional liability in connection with other strategic transactions. The existence or amount of these liabilities may not be known at the time of acquisition or other strategic transactions and may have a material adverse effect on the Company's business.

In respect of potential future acquisitions or partnerships, there can be no assurance that the Company will be able to identify acquisition or partnership opportunities that meet its strategic objectives or that it will be able to negotiate acceptable terms to the extent such opportunities are identified.
The Company’s intellectual property may be difficult to protect. The Company’s success is heavily dependent upon its intangible property and technology. The Company relies upon copyrights, patents, trade secrets, unpatented proprietary know-how and continuing innovation to protect the intangible property, technology and information that is considered important to the development of the business. The Company relies on various methods to protect its proprietary rights, including confidentiality agreements with consultants, service providers and management that contain terms and conditions prohibiting unauthorized use and disclosure of confidential information. However, despite efforts to protect intangible property rights, unauthorized parties may attempt to copy or replicate intangible property, technology or processes. There can be no assurances that the steps taken by the Company to protect its intangible property, technology and information will be adequate to prevent misappropriation or independent third-party development of the Company’s intangible property, technology or processes. Other companies can likely duplicate a production process similar to the Company’s. Other companies may also be able to materially duplicate the Company’s proprietary plant strains. To the extent that any of the above would occur, revenue could be negatively affected. In the future, the Company may have to litigate to enforce its intangible property rights, which could result in substantial costs and divert management’s attention and the Company's resources.
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
The Company may be unable to obtain registrations for its intellectual property rights for various reasons, including refusal by regulatory authorities to register trademarks or other intellectual property protections, prior registrations of which it is not aware, or it may encounter claims from previous users of similar intellectual property in areas where it operates or intends to conduct operations. This could harm its image, brand or competitive position and cause the Company to incur significant penalties and costs.
The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to the Company's ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken the Company's ability to obtain new patents or to enforce patents that it has licensed or that it might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken the Company's ability to obtain new patents or to enforce patents that it has licensed or that it may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system was introduced in 2023, significantly impacting European patents, including those granted before the introduction of the new system. Under the unitary patent system, European applications can become a Unitary Patent upon the grant of a patent, which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries that are signatories to the UPC. The Company cannot predict with certainty the long-term effects of these changes.
Further, under certain circumstances, patent term covering the Company's products or product candidates may be extended for time spent during the pendency of the patent application in the U.S. PTO (referred to as PTA, or Patent Term Adjustment). The laws and regulations underlying how the PTO calculates the PTA are subject to change, and a third party could challenge any such PTA. If the Company does not prevail under such a challenge, the PTA may be reduced or eliminated, resulting in a shorter patent term, which may negatively impact its ability to exclude competitors. The U.S. Court of Appeals for the Federal Circuit recently handed down a decision in the In re Cellect case that introduces particular uncertainty around PTA calculations. In that case, the court determined that patents with a term that exceeded the term of other patents in the same family—due to a PTA extension—were invalid for obvious-type double patenting. If that decision is not overturned or reversed by Congress, then any PTA in a patent that the Company has or will obtain in the future could be vulnerable to similar invalidity challenges based on other earlier-expiring patents. While the In re Cellect case focused on such challenges from patents in the same family, the court did not address challenges to a PTA from patents in other families that the Company or others may own, and this creates additional uncertainty with respect to PTA calculations. Because a PTA added to the term of patents covering biological or pharmaceutical products and methods of their use have particular value, the Company business may be adversely affected if a third party successfully challenges the PTA, and its ability to exclude competitors is reduced or eliminated. In addition, for issued patents where the Company has a PTA, it may determine that it is prudent not to file additional applications in that family to preserve that PTA. Such a decision would negatively impact the Company's ability to obtain patents with a different scope from the same patent family, even though the Company could be otherwise entitled to such patent protection. If the Company does not obtain patents on all the subject matter that it is entitled to in its patent applications, the Company's ability to exclude competitors may be harmed.
In addition to changes in patents laws, geopolitical dynamics may also impact the Company's ability to obtain and enforce patents in particular jurisdictions. If the Company is unable to obtain and enforce patents as needed in particular markets, its ability to exclude competitors in those markets may be reduced.
Companies in the retail and wholesale consumer packaged goods industries frequently own trademarks and trade secrets and often enter into litigation based on allegations of infringement or other violations of intangible property rights. The Company may be subject to intangible property rights claims in the future, and its products may not be able to withstand any third-party claims or rights against their use. Any intangible property claims, with or without merit, could be time-consuming and expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent the Company from offering its products to others and may require it to procure substitute products or services for these members.
With respect to any intangible property rights claim, the Company may have to pay damages or stop using intangible property found to violate a third party’s rights. The Company may have to seek a license for the intangible property, which may not be available on reasonable terms and may significantly increase operating expenses. The technology also may not be available for license at all. As a result, the Company may also be required to pursue alternative options, which could require significant effort and expense. If the Company cannot license or obtain an alternative for the infringing aspects of its business, it may be forced to limit product offerings and be unable to compete effectively. These results could harm the Company’s brand and prevent it from generating sufficient revenue or achieving profitability.
The Company is involved in litigation, including class action litigation, and there may be additional litigation in the future in which it will be involved. The Company is currently involved in ordinary litigation. An adverse decision in any litigation could have a material adverse effect on the Company’s business, financial condition or results of operations. The Company may become party to litigation from time to time in the ordinary course of business, which could adversely affect the Company’s business. Should any litigation in which the Company becomes involved be determined against it, such a decision could materially adversely affect the Company’s ability to continue operating and the market price for the Common Shares and could use significant resources.
Furthermore, as a manufacturer, processor and distributor of products designed to be ingested by humans, the Company faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of the Company’s products involve the risk of consumer injury due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of the Company’s products alone or combined with other medications or substances could occur. Although the Company will have quality control procedures in place, it may be subject to various product liability claims, including, among others, that the products produced by the Company, or the products the Company will purchase from third-party licensed producers, caused injury, illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against the Company could result in increased costs, adversely affect the Company’s reputation with its customers and consumers generally, and have a material adverse effect on its business, results of operations and financial condition. There can be no assurances that the Company can obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the Company’s potential products.
Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for management and detracts from management’s ability to focus internal resources on business activities fully. In addition, legal fees and costs incurred in connection with such activities may be significant. In the future, the Company could be subject to judgments or enter into settlements of claims for significant monetary damages. A decision adverse to the interests of the Company could result in the payment of substantial damages. It could have a material adverse effect on cash flow, results of operations and financial position. With respect to any litigation, the Company’s insurance may not reimburse or be sufficient to reimburse the Company for the expenses or losses it may suffer in contesting and concluding such litigation. Even if successful, substantial litigation costs may adversely impact the Company’s business, operating results or financial condition.
Trade Secrets may be difficult to protect. The Company’s success depends upon the skills, knowledge and experience of its scientific and technical personnel, consultants, advisors, and contractors. Because the Company operates in a highly competitive industry, it relies in part on trade secrets to protect its proprietary products and processes. However, trade secrets are difficult to protect. The Company enters into confidentiality or non-disclosure agreements with its corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by the receiving party or made known to the receiving party by the Company during the receiving party’s relationship with the Company. These agreements also generally provide that inventions conceived by the receiving party wihle rendering services to the Company will be its exclusive property, and the Company enters into assignment agreements to perfect its rights.
These confidentiality, inventions and assignment agreements, where in place, may be breached and may not effectively assign intellectual property rights to the Company. The Company’s trade secrets could also be independently discovered by competitors, in which case the Company would not be able to prevent its competitors' use of such trade secrets. The enforcement of a claim alleging that a party illegally obtained and was using the Company’s trade secrets could be difficult, expensive, and time-consuming, and the outcome could be unpredictable. Failure to obtain or maintain effective trade secret protection could adversely affect the Company’s competitive position.
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
As a benefit company, the Company is required to disclose to Shareholders an annual benefit report outlining how the Company conducts its business responsibly and sustainably and how it promotes its public benefit. In addition, the Company’s directors and officers are required to act honestly and in good faith conduct business responsibly and sustainably and promote the Company’s public benefits, which must be balanced with their duty under the BCBCA to act honestly and in good faith in the best interests of the Company. If the Company is unable to provide this report in a timely manner, or if the report is not viewed favorably by the parties with which the Company does business, its regulators, or others reviewing its credentials, its reputation and status as a benefit company may be harmed.
In addition to being a benefit company, the Company has been certified by B Lab as a "Certified B Corp," referring to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are set by B Lab and may change over time. The Company’s continued certification is at the sole discretion of B Lab. To maintain certification, the Company is required to update its assessment and verify its updated score with B Lab every three years. The Company was first certified in August 2020 and re-certified in April 2024. There is no guarantee that the Company will continue to be re-certified. The Company’s reputation could be harmed if it loses its status as a Certified B Corp, whether by its choice or its failure to continue to meet the certification requirements. Likewise, the Company’s reputation could be harmed if its publicly reported Certified B Corp score declines.
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
As a benefit company under British Columbia law, the Company’s directors and officers are required to act honestly and in good faith with a view to conducting business responsibly and sustainably and promoting the Company’s public benefits, which must be balanced with their duty under the BCBCA to act honestly and in good faith with a view to the best interests of the Company. While the Company believes its public benefit designation and obligation will benefit Shareholders, in balancing these interests, the Board of Directors may take actions that do not maximize Shareholder value. Any benefits to Shareholders resulting from the Company’s public benefit purposes may not materialize within the expected timeframe, or at all, and may have negative effects. For example:
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
The Company may be unable or slow to realize the benefits it expects from actions taken to benefit its stakeholders, including farmers, suppliers, crew members and local communities, which could adversely affect the Company’s business, financial condition and results of operations, which in turn could cause the Company’s share price to decline. In the event of a conflict or dispute regarding the Company’s Board of Directors’ balancing of interests and the duty to act responsibly and sustainably, there is uncertainty as to how such a conflict may be resolved as British Columbia courts have not yet developed as substantive a body of law on this topic as with traditional director duties.
As a public benefit company, the Company may be subject to increased legal proceedings concerning its duty to balance Shareholder and public benefit interests, the occurrence of which may have an adverse impact on the Company’s financial condition and results of operations. As a British Columbia benefit company, the Company’s Shareholders (if they, individually or collectively, own at least 2% of the Company’s outstanding capital stock or shares having at least C$2 million in market value (whichever is less)) are entitled to commence a legal proceeding claiming that the Company’s directors failed to balance Shareholder and public benefit interests. However, the BCBCA clarifies that despite any rule of law to the contrary, a court may not order monetary damages in relation to any breach by the Company’s directors of these additional duties. This potential liability does not exist for traditional corporations. As a new class of corporate entity, there is uncertainty over how British Columbia courts would view a board’s balancing of interests as little jurisprudence exists to offer insights or guidance. Therefore, the Company may be subject increased legal proceedings, which would require management's attention and, as a result, may adversely impact management’s ability to execute the Company’s strategy effectively. Any such derivative litigation may be costly and have an adverse impact on the Company’s financial condition and results of operations.
The Company contracts with certain third parties for portions of its operations; should a third party be subject to insolvency or otherwise be unable or unwilling to perform their obligations to the Company, it could negatively impact the Company's operations. The Company's business relies on full compliance under applicable laws and regulations relating to selling its products across the United States and internationally. The regulation of third-party suppliers may significantly impact the Company's business. Any enforcement activity or any additional uncertainties that may arise in the future could cause substantial interruption or cessation of the Company's business, including adverse impacts to the Company's supply chain and distribution channels and other civil and/or criminal penalties at the federal level.
The Company is party to business relationships, transactions and contracts with various third parties, pursuant to which such third parties have performance, payment and other obligations to the Company. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the Company's rights and benefits in relation to its business relationships, contracts and transactions with such third parties could be terminated, modified in a manner adverse to the Company, or otherwise impaired. The Company cannot make any assurances that it could arrange alternate or replacement business relationships, transactions or contracts on terms as favorable as existing business relationships, transactions or contracts, if at all. Any inability on the Company's part to do so could have a material adverse effect on its business and results of operations.
While discussing potential business relationships or other transactions with third parties, the Company may disclose confidential information relating to its business, operations or affairs. Although confidentiality agreements are to be signed by third parties before disclosing confidential information, a breach of such an agreement could put the Company at competitive risk and cause significant damage to its business. The harm to the Company's business from a breach of confidentiality cannot presently be quantified but may be material and may not be compensable in damages. There can be no assurance that, in the event of a breach of confidentiality, the Company will be able to obtain equitable remedies, such as injunctive relief from a court of competent jurisdiction in a timely manner, if at all, in order to prevent or mitigate any damage to its business that such a breach of confidentiality may cause.
Risks Relating to the Company’s Securities
The Company has a history of losses and may continue to incur losses in the future. The Company has incurred both operating and net losses in each of its last fiscal years, and may continue to incur losses in the future as it continues to build its brand and invest in its products. This lack of profitability limits the resources available to the Company to fund its operations and to invest in new products and services and otherwise improve its business operations. The Company cannot assure that it will be able to operate profitably or generate positive cash flows. If the Company cannot achieve profitability, it may be forced to cease operations and investors may suffer a total loss of investment.
Debt and the Convertible Debenture Agreement that the Company has in place may limit other future potential strategic investor interests. Effective as of November 14, 2022, the Company entered into the Subscription Agreement with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI), providing for the issuance of an approximately $56.8 million (C$75.3 million) debenture convertible into 19.9% ownership of the Company’s Common Shares at a conversion price of C$2.00 per Common Share of the Company on the Toronto Stock Exchange (TSX). The debenture will accrue interest at an annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 2029.
The material investment by BT DE Investments, Inc. and the resulting significant ownership interest in the Company may have the effect of delaying or preventing change of control transactions, including transactions that some or all of the Company's Shareholders might consider to be desirable.
The Company has required and, in the future, may require additional financing to operate its business, and it may face difficulties acquiring additional financing on terms acceptable to the Company, if at all. Given its lack of profitability, the Company has required, and in the future may require, additional capital to continue operations at its cultivation and production facilities, expansion of its product lines, development of its intellectual property base, increasing production capabilities and expanding its operations in states where it currently operates and states where it currently does not have operations. The Company may not be able to obtain additional financing on terms acceptable to it, or at all. If the Company fails to raise additional capital, as needed, its ability to implement its business model and strategy could be compromised.
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
There is a limited market for the Company’s Common Shares. The Common Shares are listed on the TSX under the symbol "CWEB". However, there can be no assurance that an active and liquid market for the Common Shares or warrants will be maintained and an investor may find it difficult to resell any securities of the Company.
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
•fluctuations in broader stock market prices and volumes or adverse changes in general market conditions or economic trends;
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

•changes in global financial markets and global economics and general market conditions, such as interest rates and product price volatility; and
•the other risk factors described in this Form 10-K.
The realization of any of these risks and other factors beyond the Company’s control could cause the market price of the Common Shares to decline significantly.
In addition, broad market and societal factors, as well as political, social and economic instability globally or in the markets the Company serves may harm the market price of the Common Shares and other listed securities of the Company. Hence, the price of the Common Shares and such other securities could fluctuate based upon factors that have little or nothing to do with the Company, and these fluctuations could materially reduce the price of the Common Shares or such other securities regardless of the Company’s operating performance. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, the Company’s operations could be adversely impacted, and the trading price of the Common Shares or other listed securities of the Company may be materially adversely affected.
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
The Company is a holding company and its earnings depend on the earnings and distributions of its subsidiaries. The Company is a holding company and substantially all of its assets consist of shares of Charlotte’s Web, Inc. and Abacus Health Products, Inc. (including its subsidiaries). As a result, investors are subject to the risks attributable to Charlotte’s Web, Inc. and any and all future affiliates. The Company does not have any significant assets and conducts substantially all of its business through its subsidiaries, which generate all or substantially all of the Company’s revenues. The ability of the Company’s subsidiaries to distribute funds to the Company will depend on their operating results, tax considerations (both domestic and cross-border) and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by these subsidiaries and contractual restrictions contained in the instruments governing their debt, existing or if incurred. In the event of a bankruptcy, liquidation or reorganization of one or more of the Company’s subsidiaries, or any other future subsidiary, holders of indebtedness and trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to the Company.
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
There may be difficulty in enforcing judgments and effecting service of process on directors and officers who are not citizens of the United States. Certain of the Company’s directors and officers reside outside of the United States and some or all of the assets of such persons are located outside of the United States. Therefore, it may not be possible for Shareholders to collect or to enforce judgments or liabilities against them under U.S. securities laws. Moreover, it may not be possible for Shareholders to effect service of process upon such persons. Generally, original actions to enforce liabilities under U.S. federal securities laws may not be brought in a Canadian or other court. Such actions must be brought in a court in the United States with applicable jurisdiction. Persons obtaining judgments against the Company in United States courts, including judgments obtained under U.S. federal securities laws, will then be required to bring an application in a Canadian court to enforce such judgments in Canada.
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
The Company may be subject to impairment of intangible and long-lived assets, which could adversely impact the Company’s financial results. Intangible and long-lived assets are reviewed for impairment when events or changes in circumstances indicate that fair value has been reduced to less than its carrying value. Determining the fair value is judgmental and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the impairment will prove to be accurate predictions of the future. Adverse market conditions, including a decrease in the Company’s market capitalization, temporary or permanent loss of key customers and distribution channels, among other factors, could have a material adverse effect on the Company's business, financial condition and results of operations and could result in impairment of the Company's intangible and long-lived assets.
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
The Company’s information technology systems and online activities, including its e-commerce websites, also may be subject to denial of service, malware or other forms of cyber-attacks. While the Company has taken measures to protect against those types of attacks, those measures may not adequately protect its online activities from such attacks. If a denial-of-service attack or other cyber event were to affect the Company’s e-commerce sites or other information technology systems, its business could be disrupted, it may lose sales or valuable data, and its reputation may be adversely affected. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.
Demand for the Company’s products and services are influenced by general economic and consumer trends beyond the Company’s control. There can be no assurance that the Company’s business and corresponding financial performance will not be adversely affected by general economic or consumer trends. In particular, global economic conditions remain constrained, and if such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, the recent trends towards rising inflation may also materially adversely the Company's business and corresponding financial position and cash flows.
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
If securities or industry analysts do not publish or cease publishing research or reports, or publish misleading, inaccurate or unfavorable research about the Company, its business or its market, its share price and trading volume could decline. The trading market for Common Shares could be influenced by the research and reports that industry and/or securities analysts may publish about the Company, its business, the market or competitors. If any of the analysts who may cover the Company’s business change their recommendation regarding the Common Shares adversely, or provide more favorable relative recommendations about its competitors, the Company's share price would likely decline. If any analyst who may cover the Company’s business were to cease coverage or fail to regularly publish reports on the Company, it could lose visibility in the financial markets, which in turn could cause the share price or trading volume to decline.
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
Recent macroeconomic trends, including inflation, a recession or slowed economic growth, may adversely affect the Company's business, financial condition and results of operations. Rising inflation could have an adverse impact on expenses, as these costs could increase at a higher rate than revenues. The Company's costs are subject to fluctuations, particularly due to changes in the prices of raw product and packaging materials and the costs of labor, transportation and energy. Inflation pressures could also result in increases in these input costs. Therefore, The Company's business results depend, in part, on its continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact the Company's results of operations or cash flows. In addition, unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth, could negatively affect consumer demand for cannabis products, which consequently, may negatively affect the results of operations. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of cannabis products, negatively impacting the Company's net sales and margins. Softer consumer demand for cannabis products could reduce the Company's profitability and could negatively affect its overall financial performance.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy:
The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. The Company has designed and implemented a cybersecurity incident response plan and related processes, which are overseen by a team of internal cybersecurity professionals, including individuals with over ten years’ experience handling vulnerability and security management, system upgrades, mitigation initiatives, user education and system re/accreditation. The Company provides regular desk-top educational training and incident simulation exercises to better address potential cyber security incidences and response thereto.
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
The Company's Senior Director of IT ("SDIT") oversees the Company's incident response plan and related processes designed to assess and manage material risks from cybersecurity threats. The SDIT is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in the Company’s incident response plan and related processes. The experience of the Company's Response Team includes cybersecurity incident response, in-depth security assessments and security evaluation exercises to evaluate security profile, security research, education and outreach, and security tool development.
The Company uses a third-party consultant for monitoring, management and identification of cyber security risks. The Response Team also conducts regular internal testing of the Company’s cyber security systems.
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

Management
The Company’s management, including members of its ERM Committee, the Response Team, and the Company’s SDIT, assess and manage material risks from cybersecurity threats. The ERM Committee is responsible for establishing and monitoring the integrity and effectiveness of controls and other procedures, which are designed to ensure that (1) all information required to be disclosed is recorded, processed, summarized, and reported accurately and on a timely basis, and (2) all such information is accumulated and communicated to the Audit Committee, as appropriate, to allow for timely decisions regarding such disclosures. The controls and procedures subject to the ERM Committee’s oversight include processes related to managing material risks from cybersecurity threats. Accordingly, the Company’s cybersecurity risk management processes have been integrated into the Company’s overall enterprise risk management processes.
The Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and General Counsel comprise the Company’s ERM Committee. The ERM Committee is responsible for establishing and monitoring the integrity and effectiveness of controls and other procedures, including controls and procedures related to managing material risks from cybersecurity threats, which are designed to ensure that (1) all information required to be disclosed is recorded, processed, summarized, and reported accurately and on a timely basis, and (2) all such information is accumulated and communicated to management and the Audit Committee, as appropriate, to allow for timely decisions regarding such disclosures.
The SDIT or a delegate thereof informs the ERM Committee of cybersecurity incidents that may be material pursuant to escalation criteria set forth in the Company’s Cybersecurity Policy and related processes. The SDIT periodically reports to the ERM Committee concerning material risks from cybersecurity threats to the extent necessary pursuant to the escalation criteria set forth in the Company’s processes described herein.
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
Item 2. Properties
The following table sets forth the Company’s principal physical properties used in its single operating and reportable segment.

Material Properties
Type	Location	Leased / Owned
Manufacturing, Production, Research and Development	700 Tech Court, Louisville, Colorado	Leased
Office	1801 California Street, Denver, Colorado*	Sublease
Office	1600 Pearl Street, Boulder, Colorado*	Sublease
*As of June 1, 2021, the Company executed a sublease agreement to cover its obligations concerning the 1600 Pearl Street property. Additionally, as of September 1, 2024, the Company executed a sublease agreement to cover a portion of its obligations concerning 1801 California Street property.
Facilities Overview
The Company operates several Colorado-based facilities to house administrative work, processing, R&D, distribution, horticulture, breeding and greenhouse space. In 2019, the Company leased a 136,610-square-foot industrial building located at 700 Tech Court in the Colorado Technology Center in Louisville, Colorado. This cGMP facility, the LOFT, enables the Company for production, distribution, quality control and R&D expansion. This facility was used for supply chain activities commencing in the second quarter of 2020 and manufacturing and operations commencing in the third quarter of 2020.
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
On May 24, 2024, Charlotte’s Web, Inc. and Bachus & Schanker, LLC (“B&S”). entered into a sublease agreement whereby Charlotte’s Web, Inc. agreed to sublease to B&S, as subtenant, the entirety of the rentable square feet under the 1801 California Sublease. The B&S Sublease Agreement average monthly installment for the term of the lease is $31,289. The foregoing description is qualified in its entirety by reference to the B&S Sublease Agreement.
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

Period	Low Trading Price (C$)		High Trading Price (C$)
Year Ending December 31, 2025
First Quarter (through March 17, 2025)	C$	0.13	C$	0.19
Year Ended December 31, 2024
Fourth Quarter (December 31, 2024)	C$	0.12	C$	0.22
Third Quarter (September 30, 2024)	C$	0.19	C$	0.27
Second Quarter (June 30, 2024)	C$	0.18	C$	0.37
First Quarter (March 31, 2024)	C$	0.18	C$	0.30
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

Period	Low Trading Price (U$)	High Trading Price (U$)
Year Ending December 31, 2025
First Quarter (through March 17, 2025)	$0.08	$0.12
Year Ended December 31, 2024
Fourth Quarter (December 31, 2024)	$0.07	$0.15
Third Quarter (September 30, 2024)	$0.11	$0.20
Second Quarter (June 30, 2024)	$0.13	$0.27
First Quarter (March 31, 2024)	$0.12	$0.21
Holders
As of March 17, 2025, there were 270 holders of record of the Company’s Common Shares. The actual number of holders of the Company's Common Shares is greater than the number of record holders, and includes holders who are beneficial owners, but whose securities are held in "nominee" or "street name" by brokers and other nominees.
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
Recent Sales of Unregistered Securities
The Company did not sell securities during the year ended December 31, 2024, which were not registered under the U.S. Securities Act of 1933, as amended ("U.S. Securities Act") or were not previously reported on a Current Report on Form 8-K.
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
MD&A of Charlotte's Web Holdings, Inc.
For purposes of this discussion, "Charlotte's Web," "CW," "we," "our," "us," or the "Company" refers to Charlotte’s Web Holdings, Inc. and its subsidiaries: Charlotte’s Web, Inc. and Abacus Products, Inc., and its wholly-owned subsidiaries; Abacus Health Products, Inc., Abacus Wellness, Inc. and CBD Pharmaceuticals Ltd. This management’s discussion and analysis of financial condition and results of operations ("MD&A") is provided as of March 19, 2025 and should be read together with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024 and December 31, 2023. The results herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Amounts are presented in thousands of United States dollars, unless otherwise indicated.
BUSINESS OVERVIEW
Charlotte’s Web Holdings, Inc. is a Certified B Corp headquartered in Louisville, Colorado, which conducts the majority of its business in the United States. The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte’s Web™, CBD Medic™, and CBD Clinic™. Charlotte's Web premium quality products start with proprietary hemp genetics that are 100% North American farm-grown and are then manufactured into hemp extracts containing naturally occurring phytocannabinoids including cannabidiol ("CBD"), cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other cannabinoids and beneficial hemp compounds. The Company is headquartered in a cGMP compliant facility in Louisville, Colorado, where the Company conducts its production of tinctures, distribution, and quality control activities as well as research and development ("R&D"). Charlotte's Web product categories include full-spectrum hemp extract oil tinctures (liquid products), gummies, capsules, CBD topical creams and lotions, broad-spectrum botanical CBD, functional mushrooms, and pet products. The Company also offers NSF Certified for Sport® broad-spectrum tincture and gummy products. Charlotte's Web products are distributed to retailers and health care practitioners, and online through the Company's website at www.CharlottesWeb.com. The information provided on the website is not part of this MD&A.

The Company's business consists of the farming, manufacturing, marketing, and sales of hemp-derived CBD and botanical-based wellness products. As of December 31, 2024, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, making up the majority of the revenue of the Company. The executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than assessing any lower-level unit of operations in isolation.
The Company's primary products are made from proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids, and other hemp compounds. The Company believes the presence of these various compounds work synergistically to heighten the effects of the products, making them superior to single-compound isolates.
Hemp extracts are produced from cannabis and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a THC concentration of not more than 0.3% on a dry weight basis. The Company is engaged in research involving a broad variety of compounds derived from hemp. Where research provides evidence that a greater than 0.3% THC level may have a potential therapeutic use, the Company may consider pursuing development of that use in jurisdictions where it is legal to do so in accordance with applicable regulations and if consistent with the Company's strategic vision. The Company does not currently have any plans to expand into high THC products in the near future.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Colorado, Kentucky, and Canada. The hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in the Company's products sold within the United States.
Recent Developments
With an increased commitment to innovation, Charlotte's Web has refreshed its mission to "Unearth the Science of Nature to Revolutionize Wellness," and is evolving its wellness offerings both to strengthen the Company's core leadership in CBD, and extend beyond CBD to include a broader range of botanical-based wellness solutions, including minor cannabinoids. A testament to this expansion is the launch of Charlotte's Web Stay Asleep Cannabidiol ("CBN") gummies. Similar to CBD, CBN is a non-intoxicating cannabinoid found in the hemp plant. At the cutting edge of innovative natural sleep solutions, these new melatonin free gummies could offer distinct benefits for the approximately 67% of adults who report waking up during the night (Phillips Global Sleep Survey, 2019). This is the first CBN sleep product supported by placebo-controlled peer-reviewed research study, offering a 20 mg dose of CBN. The Stay Asleep gummy demonstrates Charlotte's Web's commitment to science-backed products, providing an effective alternative to more traditional sleep supplements and medications. Charlotte's Web believes expanding beyond CBD leverages the Company's brand recognition, intellectual property, and partnerships, including an ongoing collaboration with DeFloria, Inc. ("DeFloria") for botanical drug development.
In September 2024, the Company launched its new functional mushroom line which included three products: Focus Support, Stress Support, and Energy Support. The products are hemp-free and expand the Company's ongoing commitment to providing science-supported botanical-based solutions to its customers.
The Company's ReCreate brand has been absorbed under the recognized Charlotte’s Web brand to better penetrate the lifestyles category.
As of December 31, 2024, several states have adopted new regulations that will impact the Company's ability to sell certain products as currently formulated or packaged in these states. Many of these states have also implemented new THC/CBD limits, age verification, testing, labeling and packaging requirements. The Company continues to assess the business and financial impacts of the new regulations, including steps that can be taken to address the new product formulation and labeling requirements, as well as costs and potential revenue impacts and anticipated timing for such impacts to the Company in these states.
The Company continues to invest in R&D efforts to identify new product opportunities. The Company is working to capitalize on the rapidly emerging botanical-based wellness products industry by driving customer acquisition and retention, as well as accelerating retail expansion. In addition, the Company is expanding its product line beyond hemp-based products should the science and the Company’s strategic vision support such expansion.
On February 24, 2025, the Company announced that the U.S. Food and Drug Administration ("FDA") has completed its review of the Phase 1 data and Investigational New Drug ("IND") application submitted by DeFloria. The FDA has concluded that DeFloria may now proceed with its planned FDA Phase 2 clinical trial for its botanical pharmaceutical candidate, AJA001 Oral Solution, a treatment for symptoms of autism spectrum disorder ("ASD"). DeFloria is a collaboration including the Company and AJNA to develop AJA001 as a treatment for irritability associated with autism spectrum disorder. AJA001 employs the Company's proprietary full-spectrum cannabidiol hemp extract derived from one of its patented cultivars.
Selected Financial Information

	Year Ended December 31,
	2024	2023
Total revenues	$49,667	$63,155
Cost of goods sold	28,407	27,589
Gross profit	$21,260	$35,566
Selling, general, and administrative expenses	53,247	75,630
Asset impairments	—	548
Operating loss	$(31,987)	$(40,612)
Gain on initial investment in unconsolidated entity	—	10,700
Change in fair value of financial instruments	615	9,339
Other income (expense), net	1,565	(2,694)
Income tax expense	(39)	(529)
Net loss	$(29,846)	$(23,796)
Total assets	$113,442	$152,548
Long-term liabilities	$70,419	$73,344
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, distributors, and retail B2B customers.

	Year Ended
	December 31,		% Increase (Decrease)
	2024	2023
Product revenue	$49,019	$63,155	(22.4)%
Service revenue	648	—	100.0%
Total revenue	$49,667	$63,155	(21.4)%
Total revenue for the year ended December 31, 2024, was $49,667, a decrease of 21.4% compared to the year ended December 31, 2023.
Total product revenue decreased 22.4% compared to the year ended December 31, 2023. The decrease was primarily driven by lower comparable average order value sales through the Company’s web store, reflecting a price reduction of the Company’s oil tincture products introduced at the beginning of 2024. However, comparable year-over-year unit volume sales began improving in the second half of 2024. Revenue was also negatively impacted by inflationary impacts on consumer spending, reduced retailer shelf allocations to the CBD category, and the fallout of some retailers exiting the CBD category as a result of increased state regulatory pressures.
The service revenue is attributable to the Company and DeFloria, Inc. ("DeFloria") entering into a Master Services Agreement ("Services Agreement") pursuant to which the Company is compensated for the provision of certain services to DeFloria.

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
The components of cost of goods sold are as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2024	2023
Inventory expensed to cost of goods sold	16,030	19,757	(18.9)%
Inventory provision, net	4,154	1,039	299.8%
Other production costs	4,188	3,222	30.0%
Service costs	647	—	100.0%
Depreciation and amortization	3,388	3,571	(5.1)%
Cost of goods sold	$28,407	$27,589	3.0%
Cost of goods sold increased 3.0% for the year ended December 31, 2024 despite lower revenue compared to the same period in 2023. The increase was primarily due to a $4.2 million increase in inventory provisions in 2024 due to the revaluation of aged hemp biomass based on current market conditions. The increase was partially offset by lower inventory expense and other variable costs associated with lower revenue in 2024.
Depreciation and amortization expense for the year ended December 31, 2024 and 2023 was $9,979 and $15,160, respectively, of which $3,388 and $3,571, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $6,591 and $11,589, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, revenue mix between DTC e-commerce and B2B, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit for the year ended December 31, 2024 and 2023 is as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2024	2023
Gross profit	$21,260	$35,566	(40.2)%
Gross margin	42.8%	56.3%	(24.0)%
Gross profit for the year ended December 31, 2024 was $21,260, compared to $35,566 for the year ended December 31, 2023. The decrease primarily related to the revenue decrease of 21.4%, impacting fixed cost absorption, and lowering blended margin following price reductions on oil tincture products initiated in the first quarter of 2024. Additionally, gross profit was reduced by the $4.2 million inventory provision as described within Cost of Goods Sold.

Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2024	2023
Selling, general, and administrative expenses	$53,247	$75,630	(29.6)%
Total Selling, general, and administrative expenses for the year ended December 31, 2024 and 2023 were $53,247 and $75,630, respectively. For the year ended December 31, 2024, the 29.6% decrease was primarily due to the cost cutting measures undertaken by the company in the second half of the year, These measures included adjusting the size of the workforce to properly align with the revenue scope, improving the Company's insurance program, aligning with more cost-efficient software options, and making prudent travel decisions, among others.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the year ended December 31, 2024 and 2023 were $6,591 and $11,589, respectively, and decreased due to the amendment to the MLB agreement that allowed for the extension of the payments and amortization.
Total research and development expenses for the year ended December 31, 2024 and 2023 were $2,332 and $2,964, respectively, expensed to Selling, general, and administrative expense. Research and development expenses primarily include personnel costs related to the Company's R&D science division as well as R&D related projects advancing hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses of cannabinoids.
Gain on Initial Investment in Unconsolidated Entity
The initial gain on investment in unconsolidated entity is as follows:

	Year Ended		% (Decrease)/ Increase
	December 31,
	2024	2023
Gain on initial investment in unconsolidated entity	$—	$10,700	100%
Total change in gain on investment in unconsolidated entity the year ended December 31, 2024 and 2023 was $0 and $10,700 respectively. For the year ended December 31, 2023, the gain was due to the Company jointly forming an entity, DeFloria, with AJNA, and BAT. DeFloria was established to pursue FDA approval for a novel botanical drug to target a neurological condition, with the botanical drug being developed from certain proprietary hemp genetics of the Company. The initial investment was measured at fair value and is remeasured at each reporting date, with changes recognized in changes in fair value of financial instruments.
Total Change in Fair Value of Financial Instruments
The total change in fair value of financial instruments is as follows:

	Year Ended
	December 31,		% Increase (Decrease)
	2024	2023
Change in fair value of financial instruments	$615	$9,339	93.4%
Total change in fair value of financial instruments for the year ended December 31, 2024 and December 31, 2023 was a gain of $615 and $9,339, respectively. For the year ended December 31, 2024, the gain in fair value of financial instruments was primarily due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature resulting in a gain of $2.5 million, compared to a net gain of $9.6 million for the year ended December 31, 2023. The fair value of the Company's embedded derivatives and options are revalued at each reporting date, with changes impacted by variability in the Company's share price and implied debt yields.
Asset Impairments

	Year Ended
	December 31,		% Increase (Decrease)
	2024	2023
Asset Impairment	$—	$548	100.0%
For the year ended December 31, 2023, the Company recorded an impairment loss due to the decline in market conditions at the Company's hemp farm that indicated a fair value less than the carrying value.
Provision for Income Taxes

	Year Ended
	December 31,		% Increase (Decrease)
	2024	2023
Income tax expense	$(39)	$(529)	(92.6)%
Effective tax rate	(0.1)%	(2.3)%
The Company’s effective tax rate during the year ended December 31, 2024 and December 31, 2023 was (0.1)% and (2.3)%, respectively. The effective tax rate for the year ended December 31, 2024 is (0.1)% as the Company continues to believe its deferred tax assets are more likely to not be realized and a full valuation allowance remains recorded against net deferred taxes as of December 31, 2024 and December 31, 2023. The increase in the effective rate for the year ended December 31, 2024 compared to the year ended December 31, 2023, is primarily due to the remeasurement of the valuation allowance.

Liquidity and Capital Resources
The Company’s objective when managing its liquidity and capital resources is to provide sufficient short and long-term liquidity to fund net operating losses and capital expenditures while executing strategic growth plans. In the near to mid-term, it is focused on reducing negative cash flows from operations.
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
As of December 31, 2024, the Company had total cash and cash equivalents of $22,618, compared to $47,820 at December 31, 2023. The decrease over the twelve-month period is primarily a result of cash used in operating activities of $21,261, and capital expenditures of $3,851 primarily allocated to enabling in-house production of topical and gummy products.
As a result of delays in federal regulation of the hemp CBD industry and lower-than-expected revenue, management began taking actions in 2022 to reduce annual operating costs by lowering employee costs, simplifying the business through rationalizing the number of products produced and sold, reducing the number of third-party co-manufacturers, and lowering spend on non-employee-related SG&A costs. Other than an increase in MLB spend, management has continued these cost saving measures throughout 2024.
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
Management believes that the Company's existing cash and cash equivalents, and short-term investments will provide sufficient liquidity to fund operations and planned capital expenditures for the next 12 months. The Company’s ability to fund its operations for the longer term will depend on the future operating performance, particularly revenue growth, which can be affected by general economic conditions, industry regulatory changes, and other factors beyond the Company’s control.
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
Cash Flows
Cash Flow from Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 and December 31, 2023 were as follows:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(21,261)	$(15,386)

For the year ended December 31, 2024, the increase in cash used in operations of $5.9 million is primarily due to the Company's collection of $4.3 million from income tax refunds during the year ended December 31, 2023.
Cash Flow from Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 and December 31, 2023 were as follows:

	Year Ended December 31,
	2024	2023
Net cash used in investing activities	$(3,796)	$(3,506)
For the year ended December 31, 2024, the increase in cash used in investing activities was driven primarily by machinery purchases as part of the Company's plan to in-source topical and gummy production.
Cash Flow from Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 and December 31, 2023 were as follows:

	Year Ended December 31,
	2024	2023
Net cash used in financing activities	$(145)	$(251)
For the year ended December 31, 2024, the change was primarily due to the vesting of restricted stock units.
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
As of March 17, 2025, 158,009,541 common shares were issued and outstanding, and nil preferred shares were issued and outstanding. As of March 17, 2025, potential dilutive securities include (i) stock options exercisable to purchase 985,012 common shares pursuant to the Company’s 2015 legacy option plan with a weighted average exercise price of $0.56; (ii) stock options exercisable to purchase 2,366,675 common shares pursuant to the Company’s 2018 option plan, as amended, with a weighted average exercise price of $0.72; (iii) 4,409,234 restricted share units ("RSUs"). Each option, restricted share award, and convertible share entitles the holder to purchase one common share.
Off-Balance Sheet Arrangements
As of December 31, 2024, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Related party transactions
Effective November 2020, the Company issued a secured promissory note, where $1,000 was loaned to one of the Stanley Brothers. The note receivable was secured by equity instruments with certain of the Stanley Brothers, bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021, which was subsequently extended. Effective November 13, 2024, the Company entered into a third amendment of the promissory note to extend the maturity date until November 13, 2029. According to the terms of the agreement, no additional interest will accrue through the payment date. The note has been fully reserved for as of December 31, 2024.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3 "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain of the Stanley Brothers, who are or were employees of the Company at the time, are the majority Shareholders of Stanley Brothers USA.
Effective January 5, 2023, the Company entered into a Brand License and Option Agreement with JMS Brands LLC, an entity owned by one of the Stanley Brothers. Pursuant to the Brand License and Option Agreement, the Company licensed certain intellectual property from JMS Brands LLC, for an annual license fee of $500. As of January 5, 2024, the Brand License and Option Agreement has expired.
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by certain of the Stanley Brothers. BAT holds an equity interest in the entity in the form of 2,000,000, preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity’s voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of December 31, 2024, the remaining note receivable of $71 is presented in other assets in the consolidated balance sheets. Additionally, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the year ended December 31, 2024, the Company recognized $648 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. The Company has an accounts receivable balance due from DeFloria of $648 as of December 31, 2024.
On June 21, 2024, the Company entered into a consulting agreement with Jared Stanley, former executive of the Company, and current member of the Board of Directors. In consideration for Mr. Stanley's services, he will receive a bi-weekly fee of $6.
Recently Adopted Accounting Pronouncements
In November 2023 the FASB issued ASU 2023-07—Segment Reporting. The guidance was issued to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. The guidance is effective for the year ended December 31, 2024, and the expanded interim disclosures are effective in entities in 2025 and will be applied retrospectively to all prior periods presented.
Critical Accounting Policies and Estimates
Listed below are the accounting policies and estimates believed to be critical to the Company's financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue, or expense being reported. Please also refer to note "Summary of Significant Accounting Policies and Use of Estimates" of the notes to the consolidated financial statements for a discussion on recently adopted and issued accounting pronouncements.
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
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite-lived intangibles and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the consolidated statements of operations. There was $0 and $548 of impairment losses recognized related to long-lived assets for the year ended December 31, 2024 and December 31, 2023, respectively.
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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2019. The Company has recorded an uncertain tax position as of December 31, 2024 and December 31, 2023. The Company’s policy is to recognize interest and penalties on taxes, if any, within the statement of operations as income tax expense.
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
The classification of an item into the above levels is based on the lowest level of the inputs used that has a significant effect on the fair value measurement of the item. Transfers of items between levels are recognized in the period they occur. The Company's cash and cash equivalents are subject to a level 1 valuation. The Company’s derivative liabilities are subject to a level 2 valuation. The Company’s SBH purchase option, other derivative assets, and investment in unconsolidated entity are subject to a level 3 valuation. The basis of the valuation of the derivative financial assets and liabilities, as well as the investment in an unconsolidated entity, are fair value. Refer to the "Fair Value Measurements" note in the consolidated financial statements for additional analysis of fair value instruments.
Market Risk
Market risk is the risk that changes in market prices, such as foreign exchange rates and interest rates, will affect the Company’s income or the value of it holding financial instruments. The Company conducts sales transactions with foreign entities. The transactions are primarily denominated in USD, the functional currency. On November 11, 2022, the Company entered into a subscription agreement with BAT Group for $56.8 million convertible debenture. The debenture was denominated in Canadian Dollars ("CAD" or "C$") C$75.3 million per the subscription agreement and translated to USD on the transaction date. The Company remeasures the debenture and the derivatives associated with the debenture at each balance sheet date using the CAD to USD exchange rate as of that balance sheet date. The Company recognizes the resulting foreign currency gain or loss within the statement of operation during the period. See additional discussion of foreign currency translation related to the convertible debenture within note Note 8 - "Debt" in the consolidated financial statements.
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The Company’s accounts receivable and accounts payable are non-interest bearing. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company does not have any debt instruments outstanding with variable interest rates at December 31, 2024 and December 31, 2023 (see note Note 8 - "Debt" in the consolidated financial statements). Changes in market interest rates cause the fair value of long-term debt with fixed interest rates to fluctuate; however, does not impact net income as the Company records debt at amortized cost, and the carrying value does not change as interest rates change.

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
Liquidity Risk
Liquidity risk is the risk that the Company will not be able to meet its obligations as they become due. The Company manages liquidity risk by evaluating working capital and forecasting long-term financial liabilities, as well as forecasting cash inflows and outflows from business operations. The Company’s cash and cash equivalents balances at December 31, 2024, and December 31, 2023, were $22,618 and $47,820, respectively. Net working capital at December 31, 2024, and December 31, 2023, was $31,046 and $54,526, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Charlotte’s Web Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Charlotte’s Web Holdings Inc. (the “Company”) as of December 31, 2024, the related consolidated statement of operations, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 15 to the financial statements, the Company adopted the provisions of Accounting Standard Update 2023-07 Segment Information in 2024 on a retrospective basis. We have also audited the adjustments necessary to retrospectively apply the change in the December 31, 2023 segment information as provided in Note 15. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company’s December 31, 2023 financial statements other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2023 financial statements as whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit includes performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since August 2024.

New York, New York
March 19, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Charlotte’s Web Holdings, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements To Reportable Segment Disclosures (“ASU 2023-07”) described in Notes 2 and 15, the consolidated balance sheet of Charlotte’s Web Holdings, Inc. (the Company) as of December 31, 2023, the related consolidated statement of operations, shareholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”) (the 2023 consolidated financial statements, before the effects of the adjustments discussed in Notes 2 and 15, are not presented herein). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply ASU 2023-07 described in Notes 2 and 15, present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply ASC 2023-07 described in Notes 2 and 15 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by PKF O’Connor Davies, LLP.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We served as the Company’s auditor from 2019 to 2024.
Denver, Colorado
March 21, 2024

CHARLOTTE’S WEB HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$22,618	$47,820
Accounts receivable, net	1,263	1,950
Inventories, net	18,907	21,538
Prepaid expenses and other current assets	4,194	6,864
Total current assets	46,982	78,172
Property and equipment, net	26,337	27,513
License and media rights	13,691	17,070
Operating lease right-of-use assets, net	12,876	14,601
Investment in unconsolidated entity	10,800	11,000
SBH purchase option and other derivative assets	1,075	2,602
Intangible assets, net	1,049	887
Other long-term assets	632	703
Total assets	$113,442	$152,548
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,426	$2,860
Accrued and other current liabilities	5,246	8,682
Lease obligations – current	2,055	2,252
License and media rights payable - current	5,209	9,852
Total current liabilities	15,936	23,646
Convertible debenture	43,631	42,528
Lease obligations	13,652	15,655
License and media rights payable	11,809	11,338
Derivative and other long-term liabilities	1,327	3,823
Total liabilities	86,355	96,990
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized; 158,009,541 and 154,332,366 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	328,655	327,280
Accumulated deficit	(301,569)	(271,723)
Total shareholders’ equity	27,087	55,558
Total liabilities and shareholders’ equity	$113,442	$152,548
See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$49,667	$63,155
Cost of goods sold	28,407	27,589
Gross profit	21,260	35,566

Selling, general and administrative expenses	53,247	75,630
Asset impairment	—	548
Operating loss	(31,987)	(40,612)

Gain on initial investment in unconsolidated entity	—	10,700
Change in fair value of financial instruments	615	9,339
Other income (expense), net	1,565	(2,694)
Loss before provision for income taxes	$(29,807)	$(23,267)
Income tax expense	(39)	(529)
Net loss	$(29,846)	$(23,796)

Per common share amounts (Note 12)
Net loss per common share, basic and diluted	$(0.19)	$(0.16)

See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance—December 31, 2022	152,135,026	$1	$325,431	$(247,927)	$77,505
Common shares issued upon vesting of restricted share units, net of withholdings	2,197,340	—	(251)	—	(251)
Share-based compensation	—	—	2,100	—	2,100
Net loss	—	—	—	(23,796)	(23,796)
Balance—December 31, 2023	154,332,366	$1	$327,280	$(271,723)	$55,558
Common shares issued upon vesting of restricted share units, net of withholding	3,677,175	—	(145)	—	(145)
Share-based compensation	—	—	1,520	—	1,520
Net loss	—	—	—	(29,846)	(29,846)
Balance—December 31, 2024	158,009,541	$1	$328,655	$(301,569)	$27,087

See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(29,846)	$(23,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,979	15,160
Change in fair value of financial instruments	(615)	(9,339)
Gain on initial investment in unconsolidated entity	—	(10,700)
Convertible debenture and other accrued interest	3,724	3,857
Gain on foreign currency transaction	(3,631)	1,142
Share-based compensation	1,520	2,100
Changes in right-of-use assets	1,771	1,918
Allowance for credit losses	140	1,240
Inventory provision	4,154	1,039
Asset impairment	—	548
Other	611	3,313
Changes in operating assets and liabilities:
Accounts receivable, net	361	(809)
Inventories, net	(1,520)	4,376
Prepaid expenses and other current assets	1,332	85
Operating lease obligations	(2,247)	(2,304)
Accounts payable, accrued and other liabilities	(1,664)	151
License and media rights payable	(5,000)	(8,000)
Income tax and other receivable	—	4,261
Other operating assets and liabilities, net	(330)	372
Net cash used in operating activities	(21,261)	(15,386)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(3,851)	(3,691)
Proceeds from sale of assets	55	185
Net cash provided by/(used in) investing activities	(3,796)	(3,506)
Cash flows from financing activities:
Other financing activities	(145)	(251)
Net cash used in financing activities	(145)	(251)
Net decrease in cash and cash equivalents	(25,202)	(19,143)
Cash and cash equivalents —beginning of year	47,820	66,963
Cash and cash equivalents —end of year	$22,618	$47,820
Non-cash activities:
Non-cash issuance of note receivable	—	(170)
Non-cash purchases of property and equipment and intangibles	(3)	(233)
See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of the Business
Charlotte's Web Holdings, Inc. together with its subsidiaries, (collectively "Charlotte's Web" or the "Company") is a public company incorporated pursuant to the laws of the Province of British Columbia and a Certified B Corp. The Company's common shares are publicly listed on the Toronto Stock Exchange ("TSX") under the symbol "CWEB" and quoted on the OTCQX under the symbol "CWBHF." The Company's corporate headquarters is located in Louisville, Colorado, in the United States of America. The majority of the Company's business is conducted in the United States of America.
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
The Company's current product categories include full-spectrum hemp extract oil tinctures (liquid product), gummies, capsules, soft-gels, CBD topical creams and lotions, broad-spectrum botanical CBD, functional mushrooms, and pet products. The Company’s products are distributed through its e-commerce website, third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar specialty retailers.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Colorado, Kentucky, and Canada. The hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in products sold within the United States.
In furtherance of the Company's research and development ("R&D") efforts, the Company established CW Labs, an internal division for R&D, to expand the Company's efforts around the science of hemp-derived compounds. CW Labs is currently engaged in clinical trials addressing hemp-based health solutions. CW Labs is located in Louisville, Colorado at the Company's current good manufacturing practice ("cGMP") production and distribution facility.
Emerging Growth Company Status
The Company is an emerging growth company ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the consolidated financial statements may not be comparable to companies that comply with public company FASB standards' effective dates. The Company can elect to early adopt, if permitted by the accounting standard. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an EGC.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, comparisons are to comparable prior periods, and 2024 and 2023 refer to the 12 months ended December 31, 2024, and December 31, 2023, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make informed estimates, judgments, and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosures in the accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to any (i) inventory provision, (ii) underlying assumptions that affect the potential impairment of goodwill and long-lived assets, (iii) ability to realize income tax benefits associated with deferred tax assets, (iv) underlying assumptions that affect the fair value of the SBH purchase option, other derivative instruments, and investments in unconsolidated entities. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Management's estimates are based on historical information available at the date of the consolidated financial statements and various other assumptions management believes are reasonable based on the circumstances. Actual results could differ materially from those estimates.
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
Segments
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. As such, the Company has one operating segment, which is the business of hemp-based CBD wellness products, which makes up substantially all of the revenue at this time. Substantially all long-lived assets are located in the United States and substantially all revenue is attributed to customers based in the United States.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Concentration of Credit Risk
The Company's financial instruments that are potentially exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The cash amounts in deposit accounts held in excess of federally-insured limits were $22,367 and $47,570 as of December 31, 2024 and 2023, respectively. To date, the Company has not experienced any losses on its cash deposits.
The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk; however, has limited risk, as the majority of its sales are transacted with cash. Accounts receivable are unsecured, and the Company does not require collateral from its customers. For the year ended December 31, 2024 and 2023, no single customer accounted for more than 10% of the Company’s consolidated revenue.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable is stated as the amount billed, net of an estimated allowance for credit losses ("ACL"). The Company's ACL is adjusted periodically and is based on management's consideration of the age and nature of the past due accounts as well as specific payment issues. The Company considers as past due any receivable balance not collected within its contractual terms. Changes in the Company's estimate to the ACL is recorded through bad debt expense and individual accounts are charged against the allowance when all reasonable collection efforts are exhausted.
Inventories
Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. Cost includes all expenses for direct raw materials inputs, as well as costs directly attributable to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Cost is determined by use of the weighted average method. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions, including forecasted demand compared to quantities on hand, as well as other factors such as potential excess or aged inventories, historical annihilation trends of finished goods applied to current inventory of finished goods to estimate current reserve needs, and other factors that affect inventory obsolescence, including State and Federal regulatory considerations. The Company's raw materials inventories of harvested hemp are recorded at cost to harvest. Raw materials costs as well as production costs are included in the carrying value of the Company's finished goods inventory. The Company's inventory production process for cannabinoid products includes the cultivation of botanical raw material. Due to the duration of the cultivation process, a portion of the inventory will not be sold within one year. Consistent with the practice in other industries that cultivate botanical raw materials, all inventory is classified as a current asset. Refer to Note 4 "Inventories" for further discussion.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following amounts (in thousands):

	December 31,
	2024	2023
Deposits	$1,404	$1,172
Prepaid expenses	1,245	2,813
License and media rights	1,000	2,500
Other miscellaneous receivables	545	379
Total prepaid expenses and other current assets	$4,194	$6,864

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
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. See Note 5 "Property and Equipment, net" for further discussion.

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
Leases
The Company determines if an arrangement contains a lease at inception based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. Arrangements containing leases are classified as either finance or operating. The Company does not have any finance leases. For operating leases, right-of-use ("ROU") assets are recognized at the lease commencement date and represent the Company’s right to use an underlying asset for the lease term. Lease obligations are recognized at the lease commencement date based on the present value of future lease payments over the remaining lease term.
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
Operating leases are presented separately as operating lease right-of-use assets, net and lease obligations, current and non-current, in the accompanying consolidated balance sheets. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, are not recorded on the balance sheet.
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
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer e-commerce website, and distributors, retail, wholesale business-to-business customers, and health practitioners. The service revenue is due to the Company and DeFloria, Inc. ("DeFloria") entering into a Master Services Agreement ("Services Agreement") in which the Company is compensated for the provision of certain services to DeFloria. Refer to Note 16 for additional disclosure on the DeFloria Service Agreement. The following table sets forth the disaggregation of the Company’s revenue:

	Year Ended December 31,
	2024	2023
Product revenue	$49,019	$63,155
Service revenue	648	—
Total revenue	$49,667	$63,155
Substantially all of the Company’s revenue is earned in the United States.
Cost of Goods Sold
Cost of goods sold primarily consists of the inventory and production costs for the Company’s products sold during the period, and also includes amortization and depreciation, as well as allocated expenses. For the year ended December 31, 2024 and 2023, cost of goods sold includes $4,154 and $1,039 in inventory provision, respectively. Refer to Note 4 "Inventories" for further discussion.
Selling, General and Administrative
Selling, general and administrative expenses primarily consists of compensation and other personnel-related costs, amortization and depreciation, share-based compensation, marketing and advertising expenses, professional services fees, rent and related costs, insurance premiums, as well as bank and merchant fees. Advertising expenses are expensed as incurred and primarily includes the cost of marketing activities such as online advertising, search engine optimization, promotional activities, and market research. For the year ended

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
December 31, 2024 and 2023, the Company recognized $7,978 and $13,782 of advertising expense, respectively. Selling, general and administrative expenses also includes research and development expenses, which are expensed as incurred. For the year ended December 31, 2024 and 2023, the Company recognized $2,332 and $2,964, respectively, of research and development expenses.
Defined Contribution Plan
The Company has a defined contribution plan, under which the Company contributes based on a percentage of the employees’ elected contributions. Defined contribution expense of $493 and $565 was recorded during the year ended December 31, 2024 and December 31, 2023, respectively.
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
The Company accounts for uncertainties in income taxes under Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The Company’s tax years prior to 2019 are closed for federal income tax purposes. The Company’s 2019 tax year was opened for examination by the IRS during the second half of 2023. The statute of limitations on assessment with respect to the Company’s 2019 Form 1120 remains open until December 31, 2025, pursuant to an agreed-upon extension to the applicable statute of limitations. The Company’s 2021 through 2023 tax years remain open until the general statute of limitations lapses for each respective tax year. Refer to Note 14 "Income Taxes" for disclosures on uncertain tax positions. The Company’s policy is to recognize interest and penalties on taxes, if any, as income tax expense.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
New accounting pronouncements recently adopted
In November 2023 the Financial Accounting Standards Board ("FASB") issued ASU 2023-07—Segment Reporting. The guidance was issued to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. The guidance is effective for the year ended December 31, 2024, and the expanded interim disclosures are effective in entities in 2025 and will be applied retrospectively to all prior periods presented. Refer to Note 15 "Operating Segment" for additional disclosures.
Recently Issued Accounting Pronouncements
Other than described below, no new accounting pronouncements issued by the FASB had or may have a material impact on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for the Company beginning December 31, 2025. The Company is currently evaluating the effect of adopting this ASU.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 is effective for the Company beginning December 31, 2026. The Company is currently evaluating the effect of adopting this ASU.
In December 2023 the FASB issued a final standard on improvements to income tax disclosures, ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities, the new requirements is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact, if any, that the updated standard will have on the Company's consolidated financial statements and related disclosures.
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
Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date
Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities
Level 3—Unobservable inputs that are supported by little or no market data for the related assets or liabilities
The categorization of a financial instrument within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments include cash and cash equivalents, accounts receivable and other receivables, notes receivable and payable, SBH purchase option and asset derivatives, accounts payable and accrued liabilities, cultivation liabilities, convertible debenture, liability derivatives, investment in unconsolidated entity, and other current assets and liabilities. At December 31, 2024 and 2023, the carrying amounts of cash and cash equivalents, accounts receivable and other receivables, accounts payable and other current assets and liabilities approximated fair values because of their short-term nature. The carrying value of the notes

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
receivable and cultivation liability approximates the fair value as the stated interest rate approximates market rates currently available to the Company. The carrying value of the convertible debenture approximates the fair value after adjustments for the bifurcated embedded derivatives and other discounts, refer to Note 8 "Debt" note for additional fair value disclosures.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2024 and 2023, by level within the fair value hierarchy:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$52	$52
Debt interest rate conversion feature	—	—	1,023	1,023
Total financial assets	$—	$—	$1,075	$1,075

Investment in unconsolidated entity:	$—	$—	$10,800	$10,800

Financial liabilities:
Debt conversion option	$—	$786	$—	$786

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$1,730	$1,730
Debt interest rate conversion feature	—	—	872	872
Total financial assets	$—	$—	$2,602	$2,602

Investment in unconsolidated entity:	$—	$—	$11,000	$11,000

Financial liabilities:
Debt conversion option	$—	$3,213	$—	$3,213
There were no transfers between levels of the fair value hierarchy and there were no changes in the fair value methodologies during the year ended December 31, 2024 and December 31, 2023.
Investment in Unconsolidated Entity
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA BioSciences ("AJNA"), and a subsidiary of British American Tobacco ("BAT"). AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a member of the Stanley Brothers. The entity was established to pursue FDA-approval for a botanical drug to target a certain neurological condition.
As of December 31, 2024, BAT holds an equity interest in DeFloria in the form of 2,000,000 or 100% preferred units (200,000 preferred units as of December 31, 2023) following its $10 million initial investment and has the right to participate in future equity issuances to maintain its pro rata equity position. In 2024, BAT and AJNA invested an additional $5 million and $2 million, respectively, into DeFloria in exchange for a convertible debenture. The Company and AJNA each hold 4,000,000 or approximately 50% (400,000 common shares as of December 31, 2023), respectively, of DeFloria's voting common units following a 1-10 stock split when DeFloria converted from a Limited Liability Comp to a Corporation. The Company's contribution to DeFloria is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a supply agreement with DeFloria, under

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
which the Company supplies the oils at cost used to produce and develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise, and the provision of clinical services. DeFloria used the investments for the clinical development of a hemp botanical Investigational New Drug application and has concluded Phase I clinical development.
Concurrently with the formation of DeFloria, the Company was issued a warrant to purchase 865,052 shares of Class A Common Stock of AJNA for an exercise price of $2.89 per share. Management determined the warrant should be accounted for in accordance with ASC 321, which requires the warrant to be measured at fair value at issuance and subsequently remeasured at fair value each reporting period. All changes from the remeasurement of the warrant will be recorded as a change in fair value of financial instruments in the statements of operations. The Company determined the fair value of the AJNA warrants to be de minimis and as such no value was recorded as of December 31, 2024.
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
In accordance with ASC 825-10, equity method investments are eligible for the fair value option as they represent recognized financial assets. As the Company is not required to consolidate the investment and does not meet any of the other scope exceptions, the Company had the ability to adopt the fair value option for the investment at inception. Upon formation of the entity, the Company elected the fair value option because it allowed the investment to be valued based on current market conditions. For the year ended December 31, 2023, the Company recognized a gain for the initial investment in DeFloria of $10,700 within the consolidated statement of operations.
The investment has been remeasured at fair value at each reporting date, with changes recognized in consolidated statements of operations as changes in fair value of financial instruments for the period. For the year ended December 31, 2024 and December 31, 2023, a loss of $200 and a gain of $300, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the consolidated statement of operations. As of December 31, 2024 and December 31, 2023, the DeFloria investment represents an investment of $10,800 and $11,000, respectively, within the consolidated balance sheets.
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
The following additional assumptions are used in the model:

	Year Ended December 31,
	2024	2023
Expected term (years)	5.27	6.3
Volatility	83.6%	70.0%
Risk-free interest rate	4.4%	3.9%
Expected dividend yield	—%	—%
Discount for lack of marketability	31.0%	20.0%
Convertible Debt Derivatives
On November 14, 2022, the Company entered into a subscription agreement (the "Subscription Agreement") with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI) (the "Lender"), providing for the issuance of a $56.8 million (C$75.3 million) convertible debenture (the "debenture"). The debenture is convertible into 19.9% ownership of the Company's common

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
shares at a conversion price of C$2.00 per common share of the Company on the TSX. The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from the plant Cannabis sativa L. as an ingredient in food products and dietary supplements in the United States. (The term "federal regulation" is defined as the date that federal laws in the United States permit, authorize or do not prohibit the use of CBD as an ingredient in food products and dietary supplements). Following federal regulation of CBD, the annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture is November 14, 2029 (the "Maturity Date").
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
For the year ended December 31, 2024 and December 31, 2023, a gain of $228 and a loss of $471, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the consolidated statement of operations. As of December 31, 2024 and December 31, 2023, the debt interest rate conversion feature represents a financial asset of $1,023 and $872, respectively, within SBH purchase option and other derivative assets in the consolidated balance sheets.
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

	Year Ended December 31,
	2024	2023
Stated interest rate	5.0%	5.0%
Adjusted interest rate	1.5%	1.5%
Implied debt yield	9.9%	11.0%
Federal regulation probability	various	various
Year of event	various	various
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
For the year ended December 31, 2024 and December 31, 2023, a gain of $2,265 and $10,080, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the consolidated statements of operations. As of December 31, 2024 and December 31, 2023, the debt conversion option represents a financial liability of $786 and $3,213, respectively, within derivative and other long-term liabilities in the consolidated balance sheets.
The following table provides the assumptions regarding Level 2 fair value measurements inputs at their measurement dates:

	Year Ended December 31,
	2024	2023
Expected volatility	87.9%	87.4%
Expected term (years)	4.9	5.9
Risk-free interest rate	4.5%	3.9%
Expected dividend yield	—%	—%
Value of underlying share	C$0.13	C$0.27
Exercise price	C$2.00	C$2.00
Stanley Brothers USA Holdings Purchase Option
In 2021, the Company entered into an optionpurchase agreement (the "SBH Purchase Option") with Stanley Brothers USA Holdings, Inc. ("Stanley Brothers USA"). The SBH Purchase Option was purchased for total consideration of $8,000 and has a term of five years (extendable for an additional two years upon payment of additional consideration). The SBH Purchase Option provides the Company the option to acquire all or substantially all the shares of Stanley Brothers USA, at a purchase price to be determined at the time of exercise of the SBH Purchase Option. Upon exercise of the SBH Purchase Option, the purchase price will be determined based on application of predetermined multiples of Stanley Brothers USA revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") measures. The Company is not obligated to exercise the SBH Purchase Option. As part of the SBH Purchase Option agreement, Stanley Brothers USA issued the Company a warrant exercisable to purchase 10% of the outstanding Stanley Brothers USA shares and convertible securities that are considered in-the-money, subject to certain conditions and exclusions. The warrant is exercisable at the Company's election for a nominal exercise price in the event the Company elects not to acquire all or substantially all shares of Stanley Brothers USA and expires 60 days after the expiration of the option.
The Company elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the consolidated statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. For the year ended December 31, 2024 and December 31, 2023, a loss of $1,678 and $570, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments in the statements of operations. As of December 31, 2024 and December 31, 2023, the SBH Purchase Option represents a financial asset of $52 and $1,730, respectively, within SBH purchase option and other derivative assets in the consolidated balance sheets.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise. The following additional assumptions are used in the fair value model of the SBH Purchase Option:

	Year Ended December 31,
	2024	2023
Expected volatility	112.0%	125.0%
Expected term (years)	1.2	2.2
Risk-free interest rate	4.9%	4.2%
Weighted average cost of capital	52.9%	50.6%
4. INVENTORIES
Inventories consist of the following:

	December 31,
	2024	2023
Harvested hemp and seeds	$2,312	$9,300
Raw materials	11,903	9,726
Finished goods	6,268	6,320
	20,483	25,346
Less: inventory provision	(1,576)	(3,808)
Total	$18,907	$21,538
Inventory Provision
For the year ended December 31, 2024, inventory provisions of $4,154 were expensed through cost of goods sold in the consolidated statements of operations. For the year ended December 31, 2024, write-offs of inventory previously reserved of $6,386 were recognized. For the year ended December 31, 2023, inventory provisions of $1,039 were expensed through cost of goods sold and write-offs of inventory previously reserved for of $29,238 were recognized.
Additionally, for the year ended December 31, 2024 and 2023, the Company sold harvested hemp that had a full inventory provision. The sale of hemp resulted in a $4,573 and $12,854 reduction to the inventory provision as of December 31, 2024 and 2023, respectively.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
5. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	December 31,
	2024	2023
Building	$2,860	$2,860
Machinery and equipment	16,238	16,237
Furniture and fixtures	1,145	1,145
Leasehold improvements	26,919	26,919
	$47,162	$47,161
Accumulated depreciation	(27,219)	(23,553)
Construction-in-process	6,394	3,905
Total property and equipment, net	$26,337	$27,513
Depreciation expense for the year ended December 31, 2024 and December 31, 2023, was $4,111 and $5,080, respectively, of which $1,135 and $1,901, respectively, was recorded in Selling, general, and administrative expense in the consolidated statements of operations. For the year ended December 31, 2024 and December 31, 2023, depreciation expense of $2,976 and $3,179, respectively, was recorded in Cost of goods sold in the consolidated statements of operations.
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
6. INTANGIBLE ASSETS
Details of the Company’s intangible assets subject to amortization and indefinite-lived intangible assets and their respective carrying amounts are as follows:

	As of December 31, 2024
	Weighted-Average Remaining Useful Life (in years)	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	18.26	$3,847	$(2,948)	$899
Indefinite-lived intangible assets:		150	—	150
Total		$3,997	$(2,948)	$1,049

	As of December 31, 2023
	Weighted-Average Remaining Useful Life (in years)	Gross	Accumulated Amortization	Net
Definite-lived intangibles assets :	18.50	$3,478	$(2,741)	$737
Indefinite lived intangible assets:		150	—	150
Total		$3,628	$(2,741)	$887

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
For the year ended December 31, 2024 and December 31, 2023, amortization expense of intangible assets of $218 and $849, respectively, was recorded in Selling, general, and administrative expense in the consolidated statements of operations.
As of December 31, 2024, expected amortization of intangible assets is as follows:

Year Ending December 31:
2025	$225
2026	147
2027	73
2028	23
2029	23
Thereafter	247
Total future amortization	$738
7. LICENSE AND MEDIA RIGHTS
MLB Promotion Rights Agreement
On October 11, 2022, the Company entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into a strategic partnership with MLB to promote the Company’s NSF Certified for Sport® product line. On February 5, 2024, the Company and MLB entered into the First Amendment to the Promotional Rights Agreement ("First Amendment"). The First Amendment extended the agreement through December 31, 2027, with an aggregate rights fee of $23.0 million for the remainder of the term.
As consideration under the MLB promotional rights agreement, the Company has paid and is committed to pay a combination of cash over the license period, along with upfront non-cash consideration in the form of equity, as well as contingent consideration in the form of contingent payments based on revenue. The consideration was as follows: 4% of the Company’s fully diluted outstanding common shares; $31.5 million in cash consideration from 2022 through 2027, paid in accordance with the payment schedule below; 10% royalty on the Company’s gross revenue from the sale of MLB branded products, after cumulative gross sales of all such branded products exceed $18.0 million.
As of December 31, 2024 and 2023, the carrying value of the licensed properties was $11,691 and $14,589, respectively, recorded as a license and media rights asset within the consolidated balance sheets. As of December 31, 2024 and 2023, the carrying value of the media rights was $3,000 and $4,982 recorded as a prepaid asset and a license and media rights asset within the consolidated balance sheets. The Company recognized $4,897 and $9,794, respectively, in amortization expense related to the license and media rights assets for the year ended December 31, 2024 and 2023. Licensed properties are amortized straight line and media rights are amortized as incurred.
For the year ended December 31, 2024 and December 31, 2023, the Company paid MLB $5,000 and $8,000 as part of the committed cash payments.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Maturities of the MLB license and media rights payable as of December 31, 2024 are as follows:

Year Ending December 31:
2025	5,500
2026	6,000
2027	$6,500
Total payments	$18,000
Less: Imputed interest	(982)
Total license and media rights payable	$17,018
Less: Current license liabilities	(5,209)
Total non-current license and media rights payable	$11,809
As of December 31, 2024, expected amortization of licensed properties is as follows:

Year Ending December 31:
2025	$3,897
2026	3,897
2027	3,897
Total future amortization	$11,691
8. DEBT
Convertible Debenture
On November 2022, the Company entered into the Subscription Agreement with BT DE Investments, Inc., providing for the issuance of a $56.8 million (C$75.3 million) convertible debenture. The debenture was denominated in Canadian Dollars ("CAD" or "C$"). The debenture is convertible into 19.9% ownership of the Company’s Common Shares at a conversion price of C$2.00 per Common Share of the Company on the Toronto Stock Exchange ("TSX"). The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the stated annualized rate of interest shall be reduced to 1.5%. Interest is accrued annually and payable on the maturity date or date of earlier conversion. The maturity date for the debenture is November 14, 2029.
The following is a summary of the Company's convertible debenture as of December 31, 2024:

	As of December 31, 2024
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$58,172	$(14,541)	$43,631
The following is a summary of the Company's convertible debenture as of December 31, 2023:

	As of December 31, 2023
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$60,116	$(17,588)	$42,528

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The debenture was C$75.3 million per the subscription agreement and translated to USD on the transaction date. The Company remeasures the debenture at each balance sheet date using the CAD to USD exchange rate as of that balance sheet date. The Company recognizes the resulting foreign currency gain or loss within the statement of operations during the period. For the year ended December 31, 2024 and 2023, the Company recognized a foreign currency gain of $3,546 and a loss of $866, respectively, related to the net carrying value of the debenture within other income (expense), net in the statement of operations.
Interest is accrued annually and payable on the maturity date or date of earlier conversion. On conversion, accrued interest will either be converted into common shares equal to the amount of accrued interest or will be paid in cash if agreed with the Lender. As of December 31, 2024 and 2023, the principal amount of the debenture includes $6,078 and $3,182, respectively, of accrued interest expense.
The following is a summary of the interest expense and amortization expense, recorded within the statement of operation, of the Company's convertible debenture for the year ended December 31, 2024 and 2023:

	For the Year Ended December 31,
Interest and Amortization Expense	2024	2023
Interest expense	$2,896	$2,803
Amortization of debt discounts and costs	1,753	1,437
Total	$4,649	$4,240
9. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance. As of December 31, 2024 there are no pending litigation that could have, individually and in aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
10. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 0.7 years to 10.2 years, some of which include options to extend the leases for up to 5 years. Generally, the lease agreements do not include options to terminate the lease.
The weighted average remaining lease term was 9.1 years for operating leases as of December 31, 2024. The weighted average discount rate was 5.7% for operating leases as of December 31, 2024.
The components of lease cost, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, for the year ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Operating Lease Cost:
Fixed lease cost	$1,346	$1,653
Variable lease cost	533	395
Total lease cost	$1,879	$2,048

Sublease income	1,064	940

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Other information related to leases was as follows:

	Year Ended December 31,
	2024	2023
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,247	$3,411
Maturities of operating lease liabilities as of December 31, 2024 are as follows:

Operating Leases
Year Ending December 31:
2025	$2,937
2026	2,176
2027	1,844
2028	1,762
2029	1,806
Thereafter	10,078
Total lease obligation	$20,603
Less: Imputed interest	(4,896)
Total lease liabilities	$15,707
Less: Current lease liabilities	2,055
Total non-current lease liabilities	$13,652
11. SHAREHOLDERS’ EQUITY
As of December 31, 2024 and December 31, 2023, the Company’s share capital consists of one class of issued and outstanding shares: Common Shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
Common Shares
As of December 31, 2024 and December 31, 2023, the Company was authorized to issue an unlimited number of common shares, which have nil par value.
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
The following table sets forth the computation of basic and dilutive net loss per share attributable to Common Shareholders:

	Year Ended December 31,
	2024	2023
Net loss	$(29,846)	$(23,796)
Weighted-average number of common shares - basic	157,563,671	152,940,352
Dilutive effect of stock options and awards	—	—
Weighted-average number of common shares - diluted	157,563,671	152,940,352
Loss per common share – basic and diluted	$(0.19)	$(0.16)
As of December 31, 2024 and December 31, 2023, potentially dilutive securities include stock options, restricted share units, and convertible debenture conversion. When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each year are presented in the table below:

	Year Ended December 31,
	2024	2023
Outstanding options	3,513,079	5,780,134
Outstanding restricted share units	4,485,077	7,250,766
Total	7,998,156	13,030,900
Convertible debenture conversion
The Company's debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C2.00 per common share of the Company. The Company can settle the convertible debenture in shares. If the convertible debenture in diluted EPS is anti-dilutive, or if the conversion value of the debenture does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the year ended December 31, 2024 and December 31, 2023, the price of the Company’s shares did not exceed the conversion price and therefore there was no impact to potential common share diluted EPS during those periods. Conversely, income available to common stockholders will be impacted by interest expense of $6,078 and amortization of debt issuance costs of $3,352 related to the debenture.
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
The aggregate number of common shares of the Company as to which share incentive awards may be granted from time to time under both the 2015 Plan and 2018 Plan shall not exceed 15,408,505 shares. The maximum exercise period of any option grant shall not exceed ten years from the date of grant. The share incentive awards vest over a time-based service period, generally a period of one to four years, and are settled in equity. The number of available awards at December 31, 2024, was 7,083,172.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
There were no options granted for the year ended December 31, 2024. The fair values of options granted for the year ended December 31, 2023 were determined using a Black-Scholes valuation model, which requires assumptions and judgments regarding stock price, volatility, risk-free interest rates, dividend yields and expected option terms. The Company uses the historical volatility and grant date closing price of its publicly traded shares to estimate the grant date fair value of its stock options. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the "simplified" method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Share-based compensation is recognized net of actual forfeitures when they occur. All share-based compensation costs are recorded in the consolidated statements of operations in selling, general and administrative expense.
The following principal inputs were used in the valuation of awards issued for the year ended December 31, 2023:

Year Ended December 31,
2023
Expected volatility	88.8% - 89.5%
Expected term (years)	5.5 – 6.5
Risk-free interest rate	3.4% - 3.5%
Expected dividend yield	0%
Value of underlying share	$0.33 - $0.56
Detail of the number of stock options outstanding for the year ended December 31, 2024 and 2023 under the 2015 and 2018 plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	5,780,134	$0.75	8.56	$—
Granted	—	—
Exercised	—	—
Forfeited (and expired)	(2,267,055)	0.56
Outstanding as of December 31, 2024	3,513,079	$0.88	7.30	$—

Exercisable/vested as of December 31, 2024	2,721,715	$0.94	6.98	$—
For the options outstanding at December 31, 2024, the weighted average remaining contractual life is 7.30 years. There were no options granted during the year ended December 31, 2024.
For the options outstanding at December 31, 2023, weighted average remaining contractual life is 8.56 years. The weighted average grant-date fair value of options granted during the year ended December 31, 2023 was $0.38.
For the year ending December 31, 2024 and 2023 there were no exercise of options, respectively.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Vesting of awards under these plans were generally time based over a period of one to four years. For the 1,918,063 option awards vested during the year ended December 31, 2024, the weighted average grant date fair value was $0.64. For the 1,000,642 option awards vested during the year ended December 31, 2023, the weighted average grant date fair value was $0.72.
Of the 3,513,079 options outstanding at December 31, 2024, the 2015 Plan has 985,012 options outstanding with an exercise price of $0.56, and the remaining 2,528,067 options per the 2018 Plan have an exercise price ranging between $0.32 and $11.92.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the 2018 Plan. The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments over one to four years. Upon vesting, one share of the Company’s common shares is issued for each restricted share awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the year ended December 31, 2024 and 2023 was $1,089 and $1,450, respectively.
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2023	7,250,766	$0.31
Granted	3,256,276	0.21
Forfeited	(1,481,930)	0.23
Vested	(4,540,035)	0.32
Outstanding as of December 31, 2024	4,485,077	$0.26
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the year ended December 31, 2024 and 2023 was $1,520 and $2,100, respectively, included in selling, general and administrative expense in the consolidated statements of operations.
As of December 31, 2024, and 2023, there was approximately $1,164 and $2,656 of total unrecognized share-based compensation expense, related to unvested options granted to employees under the Company’s share option plan that is expected to be recognized over a weighted average period of 1.87 years as of each year ended.
14. INCOME TAXES
Income Taxes
Loss before provision for income taxes for the year ended December 31, 2024 and December 31, 2023 consists of the following:

	Year Ended December 31,
	2024	2023
U.S. loss	$(29,807)	$(23,267)
Foreign income (loss)	—	—
Total current	$(29,807)	$(23,267)

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The major components of income tax expense attributable to loss from operations consists of:

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	(49)	9
Foreign	—	—
Total current	$(49)	$9

Deferred:
Federal	9	(520)
State	1	(18)
Foreign	—	—
Total deferred	10	(538)

Total income tax (expense) benefit	$(39)	$(529)
Income tax expense attributable to loss from continuing operations for the year ended December 31, 2024 and 2023 differed from the amounts computed by applying the U.S. federal income tax rates of 21.0%, as a result of the following:

	Year Ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	4.3%	4.8%
Share based compensation	(1.1)%	(2.5)%
Change in fair value of financial instruments and other	0.6%	8.2%
Disallowed convertible debt expense	(0.7)%	(4.9)%
Change in valuation allowance(1)	(21.9)%	(34.7)%
R&D credit	0.2%	2.1%
Rate change	(0.2)%	3.4%
Other, net	(2.4)%	0.2%
Effective tax rate	(0.1)%	(2.3)%
(1)During the year ended December 31, 2024 and 2023, the Company maintained a full valuation allowance on its deferred tax assets.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss and other carryforwards	$77,922	$69,747

Inventory provision and UNICAP 263A	553	1,139
Lease liability	4,021	4,558
Section 174 capitalized costs	3,020	3,638
Share-based compensation	685	756
Other	1,601	1,918
Total deferred tax assets	$87,802	$81,756
Valuation allowance	(82,169)	(75,644)
Total deferred tax assets, net	$5,633	$6,112

Deferred tax liabilities:
Right of use assets	(3,296)	(3,716)
Investment in unconsolidated entity	(2,765)	(2,800)
Other	(101)	(134)
Total deferred tax liabilities	$(6,162)	$(6,650)

Net deferred taxes	$(529)	$(538)
The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, the Company continues to believe its deferred tax assets are more likely to not be realized and, as such, a full valuation allowance is recorded against net deferred taxes. For the year ended December 31, 2024 and 2023, the Company’s valuation allowance increased by $6,525 and $8,062, respectively, primarily related to the incremental net operating losses and an increase to the inventory provision.
As of December 31, 2024, the Company has US federal, US state, and Canadian net operating losses of approximately $283,708, $236,746, and $11,432 respectively. The entire US federal NOLs are post-2017 NOL and therefore can be carried forward indefinitely and the US state NOLs will begin to expire in 2030. The Canada NOLs will begin to expire in 2039. For the year ended December 31, 2024 and 2023, the Company also has a research and development credit carryforward of $2,404 and $2,791, respectively, which begin to expire in 2040.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Uncertain tax positions
A reconciliation of the beginning and ending amount of uncertain tax positions as of December 31, 2024 and 2023 is as follows:

Balance at December 31, 2023	$279
Additions for current year tax positions	5
Additions for prior year tax positions	—
Reductions for prior year tax positions	(44)
Reductions as a result of settlement with tax authority	—
Balance at December 31, 2024	$240

Balance at December 31, 2022	$221
Additions for current year tax positions	49
Additions for prior year tax positions	9
Reductions for prior year tax positions	—
Reductions as a result of settlement with tax authority	—
Balance at December 31, 2023	$279
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
The Company files income tax returns in the U.S. federal, various state jurisdictions, Canada, and Israel. In the normal course of business, it is subject to examination by taxing authorities throughout the world. As of December 31, 2024, the Company’s tax years prior to 2019 are closed for federal income tax purposes. The Company’s 2019 tax year was opened for examination by the IRS during the second half of 2023. The statute of limitations on assessment with respect to the Company’s 2019 Form 1120 remains open until December 31, 2025, pursuant to an agreed-upon extension to the applicable statute of limitations. The Company’s 2021 through 2023 tax years remain open until the general statute of limitations lapses for each respective tax year.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
15. OPERATING SEGMENT
Segment information
The Company has determined that it operates in a single operating and reportable segment, which is the production and sale of hemp-based CBD wellness products, which makes up substantially all of the revenue at this time. This is consistent with how the chief operating decision maker (the "CODM") allocates resources and assesses performance. The Company’s CODM is the executive operations committee that includes the chief executive officer, the chief financial officer, the chief operations officer and the chief people officer. The Company’s products have similar characteristics due to the same raw material ingredient (CBD and derivatives), similar nature of cultivation process, the type of customer and the regulatory nature of the industry.
The accounting policies of the production and sale of the hemp-based CBD wellness segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for this segment and decides how to allocate resources based on pre-tax net income/(loss) that is reported on the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM uses pre-tax net income/(loss) to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the Company. Pre-tax net income/(loss) are used to monitor budget versus actual results.
For the year ended December 31, 2024 and 2023, the segment's revenues and pre-tax net loss were $49,667 and $(29,807); and $63,155 and $(23,267), respectively. Further details of the segment's revenues are included in Note 2 under Revenue Recognition. Further details of the segment's expenses are included in the consolidated statements of operations. Further details of the segment's reconciliation between pre-tax net income/(loss) are included in the results of operations measures section of this Form 10-K.
There are no difference between segment revenues, pre-tax net income/(loss) and the Company's consolidated revenues and pre-tax net income/(loss).
General Information
Factors used to Identify Reportable Segments: The Company operates as a single reportable segment, focusing on the production and sale of hemp-based CBD wellness products.
Products and Services: The Company's revenue is primarily derived from the production and sale of hemp-based CBD wellness products.
Chief Operating Decision Maker (CODM): The Company's Chief Executive Officer is William Morachnick, the Chief Financial Officer is Erika Lind, the Chief Operations Officer is Ray Kunkel and the Chief People Officer is Mindy Garrison.
Measure of Segment Profit or Loss and Total Assets: The accounting policies of the single reportable segment are the same as those described in the summary of significant accounting policies. The CODM evaluates performance and allocates resources based on pre-tax net income/(loss), as presented in the accompanying financial statements. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Significant Segment Expenses
The following significant expenses are regularly reviewed by the CODM for the year ended December 31, 2024 and 2023: Cost of goods sold $28,407 and $27,589, respectively; Selling, general, and administrative expenses $53,247 and $75,630, respectively; Asset impairment $— and $548, respectively; Change in fair value of financial instruments $615 and $20,039, respectively; and Depreciation and Amortization $9,979 and $15,160, respectively.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Reconciliation to Consolidated Financial Statements
As the Company operates as a single reportable segment, the amounts presented above align directly with the consolidated totals in the financial statements.

	Year Ended December 31,
	2024	2023
Product Revenue	$49,019	$63,155
Service Revenue	648	—
Total Revenue	$49,667	$63,155

Cost of goods sold	28,407	27,589
Gross profit	$21,260	$35,566
Gross profit %	42.8%	56.3%

Selling, general, and administrative expenses	53,247	75,630
Asset impairment	—	548
Operating loss	$(31,987)	$(40,612)

Change in fair value of financial instruments	615	20,039
Other income (expense), net	1,565	(2,694)
Loss before provision for income taxes	$(29,807)	$(23,267)

Other segment information
Depreciation/Amortization	9,979	15,160
Total assets	113,442	152,548
Long-term liabilities	70,419	73,344
16. RELATED PARTY TRANSACTIONS
Effective November 2020, the Company issued a secured promissory note, where $1,000 was loaned to one of the Stanley Brothers. The note receivable was secured by equity instruments with certain of the Stanley Brothers, bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021, which date was subsequently extended. Effective November 13, 2024, the Company entered into a third amendment of the promissory note to extend the maturity date until November 13, 2029. According to the terms of the agreement, no additional interest will accrue through the payment date. The note has been fully reserved for as of December 31, 2024.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3 "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain members of the Stanley Brothers, who are or were employees of the Company at the time, are the majority Shareholders of Stanley Brothers USA.
Effective January 5, 2023, the Company entered into a Brand License and Option Agreement with JMS Brands LLC, an entity owned by one of the Stanley Brothers. Pursuant to the Brand License and Option Agreement, the Company licensed certain intellectual property from JMS Brands LLC, for an annual license fee of $500. As of January 5, 2024, the Brand License and Option Agreement has expired.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of 2,000,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity’s voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of December 31, 2024, the remaining note receivable of $71 is presented in other assets in the consolidated balance sheets. Additionally, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the year ended December 31, 2024, the Company recognized $648 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. The Company has an accounts receivable balance due from DeFloria of $648 as of December 31, 2024.
On June 21, 2024, the Company entered into a consulting agreement with Jared Stanley, former executive of the Company, and current member of the Board of Directors. In consideration for Mr. Stanley's services, he will receive a bi-weekly fee of $6.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective for the period ending December 31, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, it conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework (2013), management has concluded that the internal control over financial reporting was effective as of December 31, 2024.
This Annual Report on Form 10-K does not include an attestation report of the independent registered public accounting firm due to the Company being considered an emerging growth company.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ending December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
For the year ended December 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

* * * * * * *
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for the 2025 annual stockholders' meeting and is incorporated by reference in this Annual Report on Form 10-K. Certain information concerning the Company's executive officers is included in Item 1 of Part I of this Annual Report on Form 10-K and is hereby incorporated by reference.
* * * * * * *
Item 11. Executive Compensation
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for the 2025 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
* * * * * * *
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for the 2025 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
* * * * * * *
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for the 2025 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
* * * * * * *
Item 14. Principal Accountant Fees and Services
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for the 2025 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
* * * * * * *

PART IV

Item 15. Exhibit and Financial Statement Schedules

Documents filed as part of this report
(1) All Financial Statements

The Company's consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto included in this Form 10-K.

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit No.	Description	Location
3.1	Articles	Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
3.2	Notice of Articles	Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.1∔	Supplemental Warrant Indenture between Charlotte’s Web Holdings, Inc. and Abacus Health Products, Inc. Odyssey Trust Company dated as of June 11, 2020.	Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.2∔	Warrant Indenture between Charlotte’s Web Holdings, Inc. and Odyssey Trust Company dated as of June 18, 2020.	Exhibit 4.3 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.3	Description of Securities	Filed herewith.
10.1	Name and Likeness and License Agreement by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company and CWB Holdings, Inc. and Charlotte's Web Holdings Inc. dated August 1, 2018.	Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.2	Amending Agreement dated April 16, 2021 to the Name and Likeness and License Agreement by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company and CWB Holdings, Inc. and Charlotte's Web Holdings Inc. dated August 1, 2018.	Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.3∔	Extension and Second Amending Agreement to Name and Likeness and License Agreement, effective as of July 31, 2022, by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company, Charlotte’s Web, Inc., and Charlotte’s Web Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on August 4, 2022.

Exhibit No.	Description	Location
10.4∔	Extension and Third Amending Agreement to Name and Likeness and License Agreement, effective as of August 31, 2022, by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company, Charlotte’s Web, Inc., and Charlotte’s Web Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on September 2, 2022.
10.5∔	Option Purchase Agreement Among Charlotte’s Web Holdings, Inc. and Stanley Brothers USA Holdings, Inc. dated March 2, 2021.	Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.6	Extension and Fourth Amending Agreement to Name and Likeness and License Agreement, effective as of September 30, 2022, by and between Leeland & Sig LLC d/b/a Stanley Brothers Brand Company, a Colorado limited liability company, Charlotte's Web, Inc., and Charlotte's Web Holdings, Inc.	Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on October 4, 2022 is incorporated herein by reference.
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
Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on July 3, 2023 is incorporated herein by reference.
10.9	Lease of Space made as of May 7, 2019 between EJ 700 Tech Court LLC and Charlotte’s Web, Inc.	Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.10∔	Sublease made as of May 31, 2019 between Boulder Brands USA, Inc. and Charlotte’s Web, Inc.	Exhibit 10.8 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.11	First Amendment to Sublease dated as of August 30, 2019 between Boulder Brands USA, Inc. and Charlotte’s Web, Inc.	Exhibit 10.9 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.12	Sublease made as of May 12, 2021 by and among Charlotte’s Web, Inc. and Outside Interactive, Inc.	Exhibit 10.10 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.13	Sublease Agreement made as of May 11, 2021 by and between Molson Coors Beverage Company and Charlotte’s Web, Inc.	Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.14	First Amendment to Sublease Agreement made as of June 15, 2021 by and between Molson Coors Beverage Company and Charlotte’s Web, Inc.	Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.

Exhibit No.	Description	Location
10.15†	CWB Holdings, Inc. 2015 Stock Option Plan dated as February 2, 2016.	Exhibit 10.13 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.16†	CWB Holdings, Inc. Amendment No. 1 to 2015 Stock Option Plan.	Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-262006) filed with the SEC on January 5, 2022 is incorporated herein by reference.
10.17†	Charlotte's Web Holdings, Inc. 2018 Long-Term Incentive Plan dated August 23, 2018.	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.18†	Charlotte's Web Holdings, Inc. Amended 2018 Long-Term Incentive Plan dated April 29, 2021.	Exhibit 10.15 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.18.1†	Amendment No. 1 to Charlotte's Web Holdings, Inc. Amended 2018 Long-Term Incentive Plan dated April 29, 2021.	Filed herewith.
10.19†	Form of Restricted Stock Award Agreement for Employees to the 2018 Long Term Incentive Plan.	Exhibit 10.16 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.20†	Form of Restricted Stock Award Agreement for Employees to the 2018 Long-Term Incentive Plan (2021 amendment)	Exhibit 10.16.1 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.21†	Form of Restricted Stock Award Agreement for Directors to the 2018 Long Term Incentive Plan.	Exhibit 10.17 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.22†	Form of Restricted Stock Award Agreement for Directors to the 2018 Long Term Incentive Plan (2021 amendment).	Exhibit 10.17.1 to Amendment No. 2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on January 25, 2022 is incorporated herein by reference.
10.23†	Form of Nonqualified Stock Option Award to the 2018 Long-Term Incentive Plan.	Exhibit 10.18 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.24†	Form of Nonqualified Stock Option Award to the 2018 Long-Term Incentive Plan (2021 amendment).	Exhibit 10.18.1 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.25†	Form of Director’s Service Agreement, with Form of Director’s Indemnification Agreement.	Exhibit 10.28 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.26∔	Consulting Agreement dated April 16, 2021, by and between Leeland & Sig, LLC d/b/a Stanley Brothers Brand Company, the Stanley Brothers, and Charlotte's Web Inc.	Exhibit 10.29 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.27∔, ++	Brand License and Option Agreement, dated as of January 5, 2023 by and between JMS Brands LLC, and Charlotte’s Web, Inc.	Exhibit 10.25 to the Annual Report on Form 10-K (File No. 000-56364) filed with the SEC on March 23, 2023 is incorporated herein by reference.
10.28†	Letter dated as of March 30, 2023 to Jessica Saxton re: Amendment to Offer of Employment with Charlotte’s Web Holdings, Inc.	Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on April 3, 2023 is incorporated herein by reference.

Exhibit No.	Description	Location
10.28.1†	Letter dated as of March 19, 2024 to Jessica Saxton re: Amendment to Offer of Employment with Charlotte’s Web Holdings, Inc.	Filed herewith.
10.29†	Offer Letter from Charlotte’s Web Holdings, Inc. to William Morachnick, dated September 12, 2023.	Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on September 13, 2023 is incorporated herein by reference.
10.30++	Manufacturing and Sales License Agreement, effective November 1, 2022 by and among Aphria, Inc. and Charlotte’s Web, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 4, 2022.
10.31∔, ++	Subscription Agreement, dated as of October 11, 2022, by and among MLB Advanced Media, L.P. and Charlotte’s Web Holdings, Inc.	Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-56364) filed with the SEC on March 23, 2023 is incorporated herein by reference.
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
Filed herewith
10.33∔, ++	Subscription Agreement, dated as of November 14, 2022, by and among BT DE Investments, Inc. and Charlotte’s Web Holdings, Inc.	Exhibit 10.1 to Amendment No. 1 to the Current Report on Form 8-K/A (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 14, 2022.
10.34∔, ++	Convertible Debenture, dated as of November 14, 2022, by and among BT DE Investments, Inc. and Charlotte’s Web Holdings, Inc.	Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K/A (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 14, 2022.
10.35∔, ++	Investor Rights Agreement, dated November 14, 2022, by and between Charlotte’s Web Holdings, Inc. and BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group.	Exhibit 10.3 to Amendment No. 1 to the Current Report on Form 8-K/A (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 14, 2022.
10.36	Secured Promissory Note between Jesse Stanley and the Master and a Hound Revocable Trust, as borrower, and Charlotte's Web Holdings, Inc., as Lender, dated November 13, 2020.	Exhibit 10.30 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.37	Amendment to Secured Promissory Note between Jesse Stanley and the Master and a Hound Revocable Trust and Charlotte's Web Holdings, Inc. dated March 22, 2022.	Exhibit 10.36 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on March 24, 2022 is incorporated herein by reference.
10.38	Third Amendment to Secured Promissory Note, dated November 13, 2024	Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on March 21, 2024 is incorporated herein by reference.
19.1	Insider Trading and Reporting Policy	Filed herewith
21.1	Subsidiaries of the Company	Filed herewith
23.1	Consent of PKF O'Connor Davies	Filed herewith

Exhibit No.	Description	Location
23.2	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
97.1	Clawback policy	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement.
∔	Certain identified information has been excluded from the exhibit pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K.
++	Exhibits, schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the SEC upon request.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

* * * * * * *

Item 16. Form 10-K Summary
None.
* * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE'S WEB HOLDINGS, INC.

March 19, 2025	By:	/s/ Erika Lind
(Date)		Erika Lind
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Morachnick	Chief Executive Officer (Principal Executive Officer)	March 19, 2025
William Morachnick

/s/ Erika Lind	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2025
Erika Lind

/s/ Angela McElwee	Director	March 19, 2025
Angela McElwee

/s/ Jared Stanley	Director	March 19, 2025
Jared Stanley

/s/ Jonathan Atwood	Director	March 19, 2025
Jonathan Atwood

/s/ Matthew McCarthy	Director	March 19, 2025
Matthew McCarthy

/s/ Maureen Usifer	Director	March 19, 2025
Maureen Usifer