Form 10-Q
period 2025-03-31
Charlotte's Web Holdings, Inc.
filed 2025-05-14
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 158,617,767 shares of common shares as of May 12, 2025.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2025

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025 (unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$19,357	$22,618
Accounts receivable, net	1,531	1,263
Inventories, net	18,916	18,907
Prepaid expenses and other current assets	4,201	4,194
Total current assets	44,005	46,982
Property and equipment, net	25,758	26,337
License and media rights	12,717	13,691
Operating lease right-of-use assets, net	12,404	12,876
Investment in unconsolidated entity	10,700	10,800
SBH purchase option and other derivative assets	970	1,075
Intangible assets, net	1,003	1,049
Other long-term assets	466	632
Total assets	$108,023	$113,442
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,943	$3,426
Accrued and other current liabilities	4,764	5,246
Lease obligations – current	1,844	2,055
License and media rights payable - current	7,937	5,209
Total current liabilities	18,488	15,936
Convertible debenture	44,753	43,631
Lease obligations	13,257	13,652
License and media rights payable	9,227	11,809
Derivative and other long-term liabilities	1,236	1,327
Total liabilities	86,961	86,355
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized; 158,009,541 and 158,009,541 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Additional paid-in capital	328,842	328,655
Accumulated deficit	(307,781)	(301,569)
Total shareholders’ equity	21,062	27,087
Total liabilities and shareholders’ equity	$108,023	$113,442
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31, (unaudited)
	2025	2024
Revenue	$12,262	$12,124
Cost of goods sold	6,032	5,213
Gross profit	6,230	6,911

Selling, general, and administrative expenses	11,578	15,280
Operating loss	(5,348)	(8,369)

Change in fair value of financial instruments	(126)	(1,860)
Other income (expense), net	(738)	611
Loss before provision for income taxes	$(6,212)	$(9,618)
Income tax expense	—	(16)
Net loss	$(6,212)	$(9,634)

Per common share amounts (Note 10)
Net loss per common share, basic and diluted	$(0.04)	$(0.06)
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance—December 31, 2024	158,009,541	$1	$328,655	$(301,569)	$27,087
Common shares issued upon vesting of restricted share units, net of withholding	—	—	—	—	—
Share-based compensation	—	—	187	—	187
Net loss		—		(6,212)	(6,212)
Balance—March 31, 2025	158,009,541	$1	$328,842	$(307,781)	$21,062

Balance—December 31, 2023	154,332,366	$1	$327,280	$(271,723)	$55,558
Common shares issued upon vesting of restricted share units, net of withholding	2,895,489	—	(98)	—	(98)
Share-based compensation		—	842	—	842
Net loss		—		(9,634)	(9,634)
Balance—March 31, 2024	157,227,855	$1	$328,024	$(281,357)	$46,668

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31, (unaudited)
	2025	2024
Cash flows from operating activities:
Net loss	$(6,212)	$(9,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,449	2,493
Change in fair value of financial instruments	126	1,860
Convertible debenture and other accrued interest	868	1,015
Changes in right-of-use assets	473	443
Share-based compensation	187	842
Other	126	(956)
Changes in operating assets and liabilities:
Accounts receivable, net	(394)	98
Inventories, net	19	(1,026)
Prepaid expenses and other current assets	28	150
License and media rights	—	(2,500)
Operating lease obligations	(605)	(551)
Accounts payable, accrued and other liabilities	71	663
Other operating assets and liabilities, net	96	(76)
Net cash used in operating activities	(2,768)	(7,179)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(521)	(2,060)
Proceeds from sale of assets	28	27
Net cash used in investing activities	(493)	(2,033)
Cash flows from financing activities:
Other financing activities	—	(98)
Net cash used in financing activities	—	(98)
Net decrease in cash and cash equivalents	(3,261)	(9,310)
Cash and cash equivalents —beginning of period	22,618	47,820
Cash and cash equivalents —end of period	$19,357	$38,510

Non-cash activities:
Non-cash purchase of property and equipment and intangible assets	$(83)	$(374)
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
The Company's primary products are made from high quality and proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids, and other hemp compounds. Hemp extracts are produced from the plant Cannabis sativa L. ("cannabis" or "CBD"), and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol ("THC") concentration of not more than 0.3% on a dry weight basis ("hemp"). The Company is engaged in research involving the effectiveness of a broad variety of compounds derived from hemp, as well as other botanical-based wellness products such as functional mushrooms. The Company does not currently produce or sell medical or recreational marijuana or products derived from high THC cannabis plants. The Company does not currently have any plans to expand into such high-THC products in the near future.
The Company's current product categories include full spectrum hemp extract oil tinctures (liquid product), gummies, capsules, and soft-gels, CBD topical creams and lotions, broad-spectrum botanical CBD gummies, functional mushrooms gummies, and pet products. The Company's products are distributed through its e-commerce website, third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar and specialty retailers.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources high quality hemp through contract farming operations in Arizona, Colorado, Kentucky, New Mexico, and Canada. The hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in products sold within the United States.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2025 and its results of operations for the three months ended March 31, 2025 and 2024, cash flows for the three months ended March 31, 2025 and 2024, and stockholders’ equity for the three months ended March 31, 2025 and 2024. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements. Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
related notes as of and for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 19, 2025.
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
Revenue Recognition
The majority of the Company's revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer e-commerce website, as well as distributors, retail and wholesale business-to-business customers, and health practitioners. The service revenue is due to the Company and DeFloria, Inc. ("DeFloria") entering into a Master Services Agreement ("Services Agreement") in which the Company is compensated for the provision of certain services to DeFloria. Refer to Note 3 for additional disclosure on the DeFloria Service Agreement. The following table sets forth the disaggregation of the Company's revenue:

	Three Months Ended March 31,
	2025	2024
Product revenue	$12,187	$11,813
Service revenue	75	311
Total revenue	$12,262	$12,124
Substantially all of the Company's revenue is earned in the United States.
Recently Adopted Accounting Pronouncements
In November 2023 the Financial Accounting Standards Board ("FASB") issued ASU 2023-07—Segment Reporting. The guidance was issued to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. The guidance was effective for the year ended December 31, 2024, and the expanded interim disclosures are effective in entities in 2025 and will be applied retrospectively to all prior periods presented. Refer to Note 13 "Operating Segment" for additional disclosures.
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
3. FAIR VALUE MEASUREMENT
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, by level within the fair value hierarchy:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$—	$—
Debt interest rate conversion feature	—	—	970	970
Total financial assets	$—	$—	$970	$970

Investment in unconsolidated entity:	$—	$—	$10,700	$10,700

Financial liabilities:
Debt conversion option	$—	$709	$—	$709

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$52	$52
Debt interest rate conversion feature	—	—	1,023	1,023
Total financial assets	$—	$—	$1,075	$1,075

Investment in unconsolidated entity:	$—	$—	$10,800	$10,800

Financial liabilities:
Debt conversion option	$—	$786	$—	$786
There were no transfers between levels of the fair value hierarchy and there were no changes in the fair value methodologies during the three months ended March 31, 2025, and the year ended December 31, 2024.
Investment in Unconsolidated Entity
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA BioSciences ("AJNA"), and a subsidiary of British American Tobacco ("BAT"). AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a member of the Stanley Brothers. The seven Stanley brothers (the "Stanley Brothers") founded CWB Holdings, Inc. (predecessor to Charlotte's Web, Inc).

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
As of March 31, 2025, BAT holds an equity interest in DeFloria in the form of 2,000,000 or 100% preferred units (200,000 preferred units as of March 31, 2024) following its $10 million initial investment and has the right to participate in future equity issuances to maintain its pro rata equity position. In 2024, BAT and AJNA invested an additional $5 million and $2 million, respectively, into DeFloria in exchange for a convertible debenture. The Company and AJNA each hold 4,000,000 or approximately 50% (400,000 common shares as of March 31, 2024), respectively, of DeFloria's voting common units following a 1-10 stock split when DeFloria converted from a Limited Liability Company to a Corporation. The Company's contribution to DeFloria is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a supply agreement with DeFloria, under which the Company supplies the oils at cost used to produce and develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise, and the provision of clinical services. DeFloria used the investments for the clinical development of a hemp botanical Investigational New Drug application and has concluded Phase I clinical development.
Concurrently with the formation of DeFloria, the Company was issued a warrant to purchase 865,052 shares of Class A Common Stock of AJNA for an exercise price of $2.89 per share. Management determined the warrant should be accounted for in accordance with ASC 321, which requires the warrant to be measured at fair value at issuance and subsequently remeasured at fair value each reporting period. All changes from the remeasurement of the warrant will be recorded as a change in fair value of financial instruments in the condensed consolidated statements of operations. The Company determined the fair value of the AJNA warrants to be de minimis and as such no value was recorded as of March 31, 2025 and December 31, 2024, respectively.
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
The investment has been remeasured at fair value at each reporting date, with changes recognized in condensed consolidated statements of operations as changes in fair value of financial instruments for the period. For the three months ended March 31, 2025 and March 31, 2024, a loss of $100 and $800, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the DeFloria investment represents an investment of $10,700 and $10,800 within the condensed consolidated balance sheets.
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
The following additional assumptions are used in the model:

	March 31,	December 31,
	2025	2024
Expected term (years)	5.0	5.27
Volatility	86.3%	83.6%
Risk-free interest rate	4.0%	4.4%
Expected dividend yield	—%	—%
Discount for lack of marketability	31.0%	31.0%

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
For the three months ended March 31, 2025 and March 31, 2024, a loss of $53 and $54, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statement of operations. As of March 31, 2025 and December 31, 2024, the debt interest rate conversion feature represents a financial asset of $970 and $1,023, respectively, within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.
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

	March 31,	December 31,
	2025	2024
Stated interest rate	5.0%	5.0%
Adjusted interest rate	1.5%	1.5%
Implied debt yield	9.6%	9.9%
Federal regulation probability	Various	various
Year of event	Various	various
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
For the three months ended March 31, 2025 and March 31, 2024, a gain of $78 and a loss of $56, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the debt conversion option represents a financial liability of $709 and $786, respectively, within derivative and other long-term liabilities in the condensed consolidated balance sheets.
The following table provides the assumptions regarding Level 2 fair value measurements inputs at their measurement dates:

	March 31,	December 31,
	2025	2024
Expected volatility	87.9%	87.9%
Expected term (years)	4.6	4.9
Risk-free interest rate	4.1%	4.5%
Expected dividend yield	—%	—%
Value of underlying share	C$0.13	C$0.13
Exercise price	C$2.00	C$2.00
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
The Company elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the condensed consolidated statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. For the three months ended March 31, 2025, the Company determined that there is a highly unlikely probability that the Company will exercise the SBH Purchase Option. As such, the Company recognized a loss of $52 within change in fair value of financial instruments in the condensed consolidated statements of operations, and the SBH Purchase Option represents a financial asset of nil within SBH purchase option and other derivative assets in the condensed consolidated balance sheets. For the three months ended March 31, 2024, the Company recognized a loss of $951 related to the SBH Purchase Option within change in fair value of financial instruments in the condensed consolidated statements of operations. As of December 31, 2024, the SBH Purchase Option represents a financial asset of $52 within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.
The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise. As of March 31, 2025, the value of the SBH Purchase Option was nil as the exercising of the option is considered unlikely.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
The following additional assumptions are used in the fair value model of the SBH Purchase Option as of December 31, 2024:

December 31,
2024
Expected volatility	112.0%
Expected term (years)	1.2
Risk-free interest rate	4.9%
Weighted average cost of capital	52.9%
4. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2025	2024
Harvested Hemp and seeds	$1,998	$2,312
Raw materials	11,530	11,903
Finished goods	6,371	6,268
	19,899	20,483
Less: inventory provision	(983)	(1,576)
Total	$18,916	$18,907
5. LICENSE AND MEDIA RIGHTS
MLB Promotion Rights Agreement
On October 11, 2022, the Company entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into a strategic partnership with MLB to promote the Company's new NSF-Certified for Sport® product line. On May 13, 2025, the Company and MLB entered into a letter agreement ("PRA Letter Agreement") terminating the MLB Promotional Rights Agreement as of May 13, 2025 and waives the Company's obligation to pay the current and remaining aggregate rights fee of $18 million for the remainder of the term of the MLB Promotional Rights Agreement.
As consideration under the MLB promotional rights agreement, the Company has paid a combination of cash over the license period, along with upfront non-cash consideration in the form of equity, as well as contingent consideration in the form of contingent payments based on revenue.
As of March 31, 2025 and December 31, 2024, the carrying value of the licensed properties was $10,717 and $11,691, respectively, recorded as a license and media rights asset within the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the carrying value of the media rights was $3,000, respectively, recorded as a prepaid asset and a license and media rights asset within the condensed consolidated balance sheets. For the three months ended March 31, 2025 and March 31, 2024, the Company paid the MLB $0 and $2,500, respectively, as part of the committed cash payments, and recognized $974, respectively, in amortization expense related to the license and media right assets. Licensed properties are amortized straight line and media rights are amortized as incurred.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
The PRA Letter Agreement terminates the MLB Promotional Rights Agreement and waives the Company's obligation to pay the current and remaining aggregate rights fee of $18 million for the remainder of the term. Maturities of the MLB license and media rights payable as of March 31, 2025 are as follows:

2025 (9 months remaining)	$5,500
2026	6,000
2027	6,500
Total payments	$18,000
Less: Imputed interest	(836)
Total license and media rights payable	$17,164
Less: Current license liabilities	(7,937)
Total non-current license and media rights payable	$9,227
As of March 31, 2025, expected amortization of licensed properties are as follows:

2025 (9 months remaining)	$2,923
2026	3,897
2027	3,897
Total future amortization	$10,717
6. DEBT
Convertible Debenture
On November 14, 2022, the Company entered into the Subscription Agreement with BT DE Investments, Inc., providing for the issuance of a $56.8 million (C$75.3 million) convertible debenture. The debenture is denominated in Canadian Dollars ("CAD" or "C$"). The debenture is convertible into 19.9% ownership of the Company's common shares at a conversion price of C$2.00 per common share of the Company. The debenture will accrue interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the stated annualized rate of interest shall reduce to 1.5%. Interest is accrued annually and payable on the maturity date or date of earlier conversion. The maturity date for the debenture is November 14, 2029.
The following is a summary of the Company's convertible debenture as of March 31, 2025:

	As of March 31, 2025
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$58,812	$(14,059)	$44,753
The following is a summary of the Company's convertible debenture as of December 31, 2024:

	As of December 31, 2024
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$58,172	$(14,541)	$43,631

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
The debenture was C$75.3 million per the subscription agreement and translated to USD on the transaction date. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized a foreign currency gain of $62 and $925, respectively, related to the net carrying value of the debenture within the condensed consolidated statements of operations.
Interest is accrued annually and payable on the maturity date or date of earlier conversion. On conversion, accrued interest will either be converted into common shares equal to the amount of accrued interest or will be paid in cash if agreed with the Lender. As of March 31, 2025 and December 31, 2024, the principal amount of the debenture includes $6,800 and $6,078, respectively, of accrued interest expense. The following is a summary of the interest expense and amortization expense, recorded within the condensed consolidated statements of operations, of the Company's convertible debenture for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Interest expense	$722	$733
Amortization of debt discounts and costs	463	401
Total interest and amortization expense	$1,185	$1,134
7. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of March 31, 2025 there is no litigation pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
8. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 0.4 to 9.9 years, some of which include options to extend the leases for up to five years. Generally, the lease agreements do not include options to terminate the lease.
Maturities of operating lease liabilities as of March 31, 2025 are as follows:

Operating Leases
2025 (9 months remaining)	$2,114
2026	2,176
2027	1,844
2028	1,762
2029	1,806
Thereafter	10,078
Total lease obligation	19,780
Less: Imputed interest	(4,679)
Total lease liabilities	15,101
Less: Current lease liabilities	1,844
Total non-current lease liabilities	$13,257

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
9. SHAREHOLDERS’ EQUITY
As of March 31, 2025 and December 31, 2024, the Company's share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
Common Shares
As of March 31, 2025 and December 31, 2024, the Company was authorized to issue an unlimited number of common shares, which have no par value.
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
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Three Months Ended March 31,
	2025	2024
Net loss	$(6,212)	$(9,634)
Weighted-average number of common shares - basic	158,009,541	156,036,670
Dilutive effect of stock options and awards	—	—
Weighted-average number of common shares - diluted	158,009,541	156,036,670
Loss per common share – basic and diluted	$(0.04)	$(0.06)
As of March 31, 2025 and March 31, 2024, potentially dilutive securities include stock options, restricted share units, common share warrants, and convertible debenture conversion. When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each period are presented in the table below:

	March 31,
	2025	2024
Outstanding options	3,351,687	5,522,942
Outstanding restricted share units	4,409,234	3,750,000
Total	7,760,921	9,272,942
The Company's debenture is convertible into 19.9% ownership of the Company's common shares at a conversion price of C$2.00 per common share of the Company. The Company can settle the convertible debenture in shares. If the convertible debenture in diluted EPS is anti-dilutive, or if the conversion value of the debenture does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company's calculation of diluted EPS. For the three months ended March 31, 2025, the price of the Company's shares did not exceed the conversion price and therefore there was no impact to potential common share diluted EPS during those periods.

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
There were no options granted for the three months ended March 31, 2025 and March 31, 2024. Detail of the number of stock options outstanding for the three months ended March 31, 2025 under the Company's 2015 legacy option plan and the Company's amended 2018 long term incentive plan (collectively, the "Plans") is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,513,079	$0.88	7.30	$—
Granted	—	—
Exercised	—	—
Forfeited (and expired)	(161,392)	0.50
Outstanding as of March 31, 2025	3,351,687	$0.90	7.08	$—

Exercisable/vested as of March 31, 2025	2,813,055	$1.01	6.78	$—
There were no options granted or exercised during the three months ended March 31, 2025 and March 31, 2024, respectively.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the amended 2018 long term incentive plan ("the 2018 Plan"). The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments up to four years. Upon vesting, one common share of the Company is issued for each restricted share unit awarded. The fair value of each restricted share unit granted is equal to the market price of the Company's shares at the date of the grant. There were no shares vested during the three months ended March 31, 2025. The fair value of shares vested during the three months ended March 31, 2024 was $869.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	4,485,077	$0.26
Granted	—	$—
Forfeited	(75,843)	$0.21
Vested	—	$—
Shares withheld upon vesting	—	$—
Outstanding as of March 31, 2025	4,409,234	$0.26
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the three months ended March 31, 2025 and March 31, 2024 was $187 and $842, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations. As of March 31, 2025, $1,121 of total unrecognized share-based compensation expense related to unvested options granted to employees is expected to be recognized over a weighted-average period of 1.33 years.
12. INCOME TAXES
The Company reported income tax expense of $0 and $16 for the three months ended March 31, 2025 and 2024, respectively. The Company's effective tax rate in the three months ended March 31, 2025 and 2024 was 0.0% and (0.2)%, respectively. The Company's effective tax rates differ from the U.S. federal statutory rate of 21.0% for the three months end March 31, 2025 and 2024, respectively, primarily due to the valuation allowance. The effective tax rate for the three months ended March 31, 2025 is consistent with the three months ended March 31, 2024, as the Company has been in a full valuation allowance for both periods.
13. OPERATING SEGMENT
Segment information
The Company has determined that it operates in a single operating and reportable segment, which is the production and sale of hemp-based CBD wellness products, which makes up substantially all of the revenue at this time. This is consistent with how the chief operating decision maker (the "CODM") allocates resources and assesses performance. The Company’s CODM is the executive operations committee that includes the chief executive officer, the chief financial officer, the chief operations officer and the chief people officer. The majority of Company’s products have similar characteristics due to the same raw material ingredient (CBD and derivatives), similar nature of cultivation process, the type of customer and the regulatory nature of the industry.
The CODM assesses performance for this segment and decides how to allocate resources based on pre-tax net income/(loss) that is reported on the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. For the three months ended March 31, 2025 and 2024, the segment's revenues and pre-tax net loss were $12,262 and $12,124; and $(6,212) and $(9,618), respectively. There are no differences between segment revenues, pre-tax net income/(loss) and the Company's consolidated revenues and pre-tax net income/(loss).
General Information
Factors used to Identify Reportable Segments: The Company operates as a single reportable segment, focusing primarily on the production and sale of hemp-based CBD wellness products.
Products and Services: The Company's revenue is primarily derived from the production and sale of hemp-based CBD wellness products.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
Chief Operating Decision Maker (CODM): The Company's Chief Executive Officer, the Chief Financial Officer, the Chief Operations Officer, and the Chief People Officer.
Measure of Segment Profit or Loss and Total Assets: The CODM evaluates performance and allocates resources based on pre-tax net income/(loss), as presented in the accompanying financial statements. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Significant Segment Expenses
The following significant expenses are regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024: Cost of goods sold $6,032 and $5,213, respectively; Selling, general, and administrative expenses $11,578 and $15,280, respectively; Change in fair value of financial instruments $(126) and $(1,860), respectively; and Depreciation and Amortization $2,449 and $2,493, respectively.
Reconciliation to Consolidated Financial Statements
As the Company operates as a single reportable segment, the amounts presented above align directly with the consolidated totals in the financial statements.

	For the Three Months Ended March 31,
	2025	2024
Product Revenue	$12,187	$11,813
Service Revenue	75	311
Total Revenue	$12,262	$12,124

Cost of goods sold	6,032	5,213
Gross profit	$6,230	$6,911
Gross profit %	50.8%	57.0%

Selling, general, and administrative expenses	11,578	15,280
Operating loss	$(5,348)	$(8,369)

Change in fair value of financial instruments	(126)	(1,860)
Other income (expense), net	(738)	611
Loss before provision for income taxes	$(6,212)	$(9,618)

Other segment information
Depreciation/Amortization	2,449	2,493
Total assets	108,023	141,778
Long-term liabilities	68,473	75,478
14. RELATED PARTY TRANSACTIONS
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
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of 2,000,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of March 31, 2025 and December 31, 2024, the remaining note receivable of $51 and $71, respectively, is presented in other assets in the condensed consolidated balance sheets. Additionally on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized $75 and $311 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $342 and $648 as of March 31, 2025 and December 31, 2024, respectively.
On June 21, 2024, the Company entered into a consulting agreement with Jared Stanley, former executive of the Company, and current member of the Board of Directors. In consideration for Mr. Stanley's services, he receives a bi-weekly fee of $6.
15. SUBSEQUENT EVENTS
The Company and MLB entered into the PRA Letter Agreement terminating the MLB Promotional Rights Agreement as of May 13, 2025 and waives the Company's obligation to pay the remaining aggregate rights fee of $18 million for the current and remainder of the term of the MLB Promotional Rights Agreement.

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
The following discussion and analysis of financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the accompanying notes in this Form 10-Q and the sections entitled "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties, as discussed in the "Cautionary Note Regarding Forward Looking Statements." Future results could differ materially from those discussed below for many reasons, including the risks described in Item 1A—"Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A—"Risk Factors" of this Form 10-Q.
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
BUSINESS OVERVIEW
Charlotte's Web Holdings, Inc. is a Certified B Corp headquartered in Louisville, Colorado, which conducts the majority of its business in the United States. The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte's Web™, CBD Medic™, and CBD Clinic™. Charlotte's Web premium quality products start with proprietary hemp genetics that are 100% North American farm grown and are then manufactured into hemp extracts containing naturally occurring phytocannabinoids including cannabidiol "CBD", cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other cannabinoids and beneficial hemp compounds. The Company is headquartered in a cGMP compliant facility in Louisville, Colorado, where the Company conducts its production of tinctures, distribution, and quality control activities as well as research and development ("R&D"). Charlotte's Web product categories include full spectrum hemp extract oil tinctures (liquid products), gummies, capsules, CBD topical creams and lotions, broad-spectrum botanical CBD, functional mushrooms,and pet products. The Company also offers NSF Certified for Sport® broad spectrum tincture and gummy products. Charlotte's Web products are distributed to retailers and health care practitioners, and online through the Company's website at www.CharlottesWeb.com. The information provided on the website is not part of this MD&A.

The Company's business consists of the farming, manufacturing, marketing, and sales of hemp-derived CBD and botanical-based wellness products. As of March 31, 2025, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, making up the majority of the revenue of the Company. The executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than assessing any lower-level unit of operations in isolation.
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
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Colorado, Kentucky, New Mexico, and Canada. The hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in the Company's products sold within the United States.
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
As of March 31, 2025, several states have adopted new regulations that will impact the Company's ability to sell certain products as currently formulated or packaged in these states. Many of these states have also implemented new THC/CBD limits, age verification, testing, labeling and packaging requirements. The Company continues to assess the business and financial impacts of the new regulations, including steps that can be taken to address the new product formulation, and labeling requirements, as well as costs and potential revenue impacts and anticipated timing for such impacts to the Company in these states.
The Company continues to invest in R&D efforts to identify new product opportunities. The Company is working to capitalize on the rapidly emerging botanical-based wellness products industry by driving customer acquisition and retention, as well as accelerating retail expansion. In addition, the Company is expanding its product line beyond hemp-based products should the science and the Company's strategic vision support such expansion.
On February 24, 2025, the Company announced that the U.S. Food and Drug Administration ("FDA") has completed its review of the Phase 1 data and Investigational New Drug ("IND") application submitted by DeFloria. The FDA has concluded that DeFloria may now proceed with its planned FDA Phase 2 clinical trial for its botanical pharmaceutical candidate, AJA001 Oral Solution, a treatment for symptoms of autism spectrum disorder ("ASD"). DeFloria is a collaboration including the Company and AJNA to develop AJA001 as a treatment for irritability associated with ASD. AJA001 employs the Company's proprietary full-spectrum cannabidiol hemp extract derived from one of its patented cultivars.

The Company and MLB entered into a letter agreement ("PRA Letter Agreement") terminating the MLB Promotional Rights Agreement as of May 13, 2025 and waives the Company's obligation to pay the remaining aggregate rights fee of $18 million for the current and remainder of the term of the MLB Promotional Rights Agreement.
Selected Financial Information

	For the Three Months Ended March 31,
	2025	2024
Total revenues	$12,262	$12,124
Cost of goods sold	6,032	5,213
Gross profit	$6,230	$6,911
Selling, general, and administrative expenses	11,578	15,280
Operating loss	$(5,348)	$(8,369)
Change in fair value of financial instruments	(126)	(1,860)
Other income (expense), net	(738)	611
Net loss	$(6,212)	$(9,634)
Total assets	$108,023	$141,778
Total liabilities	$86,961	$95,110
Revenue
The majority of the Company's revenue is derived from sales of branded products to consumers via the Company's DTC e-commerce website, distributors, and retail B2B customers. Service revenue is attributable to the Company and DeFloria entering into a Master Services Agreement ("Services Agreement") pursuant to which the Company is compensated for the provision of certain services to DeFloria.

	Three Months Ended March 31,		% Change
	2025	2024
Product revenue	$12,187	$11,813	3.2%
Service revenue	75	311	(75.9)%
Total revenue	$12,262	$12,124	1.1%
Total revenue for the three months ended March 31, 2025 was $12,262, an increase of 1.1% compared to the three months ended March 31, 2024. Total product revenue was $12,187, representing a 3.2% increase, propelled by the Company's upgraded e-commerce platform. Introduced in mid-2024, the new platform has delivered measurable improvements in marketing effectiveness, customer engagement, and sales volumes. The Company also continues to generally outperform retail category benchmarks, reflecting the strength of its recent product innovations and the effectiveness of its strategic retail partnerships. This is the first period of year-over-year growth reported since the second quarter of 2021 and follows a consecutive quarterly growth trend in 2024.
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

The components of cost of goods sold are as follows:

	Three Months Ended March 31,		% Change
	2025	2024
Inventory expensed to cost of goods sold	3,731	3,382	10.3%
Inventory provision, net	13	96	(86.5)%
Other production costs	1,391	568	144.9%
Service costs	75	311	100.0%
Depreciation and amortization	822	856	(4.0)%
Cost of goods sold	$6,032	$5,213	15.7%
Cost of goods sold increased 15.7% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to higher unit sales volume and an increase in variable operating costs. The increase was partially offset by a decrease in services costs related to the DeFloria service agreement.
Depreciation and amortization expense for the three months ended March 31, 2025 and March 31, 2024 was $2,449 and $2,493, respectively, of which $822 and $856, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $1,627 and $1,637, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, revenue mix between DTC e-commerce and B2B, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit and gross profit margin are as follows:

	Three Months Ended March 31,		% Change
	2025	2024
Gross profit	$6,230	$6,911	(9.9)%
Gross margin	50.8%	57.0%	-10.9%
Gross profit decreased 9.9% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, additional costs of goods sold related to materials and shipping costs.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Three Months Ended March 31,		% Change
	2025	2024
Selling, general, and administrative expenses	$11,578	$15,280	(24.2)%
Total Selling, general, and administrative expenses for the three months ended March 31, 2025 and March 31, 2024 were $11,578 and $15,280, respectively. The 24.2% decrease was primarily attributable to a decrease in personal costs due to the cost cutting measures undertaken by the company between the comparable periods. These measures included adjusting the size of the workforce to properly align with the revenue scope, as well as improving the Company's insurance program and aligning with more cost-efficient software options and improved operating efficiencies.

Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended March 31, 2025 and March 31, 2024 were $1,627 and $1,637, respectively.
Total research and development expenses expensed to Selling, general, and administrative expense for the three months ended March 31, 2025 and March 31, 2024 were $503 and $751, respectively. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing Hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Three Months Ended March 31,		% Change
	2025	2024
Change in fair value of financial instruments	$(126)	$(1,860)	(93.2)%
Total change in fair value of financial instruments for the three months ended March 31, 2025 and March 31, 2024 was loss of $126 and $1,860, respectively. For the three months ending March 31, 2025, the change in fair value of financial instruments was primarily due to a loss of $100 in the investment of DeFloria. The decrease was primarily due to the financial projections extended for an additional year based on timing of completing clinical trials. For the three months ending March 31, 2024, the change in fair value of financial instruments was due to a loss of $951 in the fair value of the SBH Purchase Option as well as a loss of $800 in the investment of DeFloria. The fair value of the SBH Purchase Option and the investment in DeFloria are revalued at each reporting date with changes primarily based on financial projections.
Liquidity and Capital Resources
The Company’s objective when managing its liquidity and capital resources is to provide sufficient short and long-term liquidity to fund net operating losses and capital expenditures while executing strategic growth plans. In the near to mid-term, it is focused on reducing negative cash flows from operations.
As of March 31, 2025 and December 31, 2024, the Company had total current liabilities of $18,488 and $15,936, respectively, and cash and cash equivalents of $19,357 and $22,618, respectively, to meet its current obligations.
The Company expects a reduction in overall selling, general, and administrative expenses in 2025 as a result of several actions taken in the second half of 2024. This includes improvements in operating efficiency throughout the business, cost savings from a more efficient e-commerce platform and associated information technology upgrades, and a data-driven reorganization of its B2B business and retail partnering strategies.
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

Cash Flows
Cash from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(2,768)	$(7,179)
For the three months ended March 31, 2025, the decrease in cash used in operations is primarily due to operating cost saving measures, as well as, a reduction in payments associated with the MLB Promotional Rights Agreement, compared to $2,500 for the three months ended March 31, 2024.
Cash from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net cash used in investing activities	$(493)	$(2,033)
For the three months ended March 31, 2025, the project to in-source topical and gummy production is substantially complete resulting in a decrease in cash used in investing activities compared to the the three months ended March 31, 2024.
Net cash provided by financing activities for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net cash used in financing activities	$—	$(98)
For the three months ended March 31, 2024, the change was primarily due to the vesting of restricted stock units. There were no vesting of restricted stock units for the three months ended March 31, 2025.
Off-Balance Sheet Arrangements
As of March 31, 2025 and December 31, 2024, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
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
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of 2,000,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of March 31, 2025 and December 31, 2024, the remaining note receivable of $51 and $71, respectively, is presented in other assets in the condensed consolidated balance sheets. Additionally on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized $75 and $311 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $342 and $648 as of March 31, 2025 and December 31, 2024, respectively.
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
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the condensed consolidated statements of operations. There were no impairment losses recognized for the three months ended March 31, 2025 and 2024, respectively.
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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2019. The Company has recorded an uncertain tax position as of March 31, 2025 and December 31, 2024. The Company's policy is to recognize interest and penalties on taxes, if any, within the statement of operations as income tax expense.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of March 31, 2025, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ending March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2024 includes a detailed discussion of our risk factors under the heading "Part I, Item 1A—Risk Factors". Except as set forth below, there have been no material changes from such risk factors during the quarter ended March 31, 2025. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2024 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
On October 11, 2022, the Company entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into a strategic partnership with MLB to promote the Company's new NSF-Certified for Sport® product line. The Company and MLB entered into a letter agreement ("PRA Letter Agreement") terminating the MLB Promotional Rights Agreement as of May 13, 2025 (the "PRA Termination Date") and waives the Company's obligation to pay the current and remaining aggregate rights fee of $18 million for the remainder of the term of the MLB Promotional Rights Agreement. MLB and the Company entered into the PRA Letter Agreement as a negotiated resolution to certain of the Company's unmet payment obligations under MLB Promotional Rights Agreement. The Company will have a sell off period during which it may dispose of any MLB branded products of the Company.

Item 6. Exhibits
Documents filed as part of this report.

Exhibit No.	Description	Location
10.1+
Letter Agreement, dated May 13, 2025 by and among MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs and Charlotte’s Web Holdings, Inc
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

CHARLOTTE'S WEB HOLDINGS, INC.

May 14, 2025	By:	/s/ Erika Lind
(Date)		Erika Lind
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Morachnick	Chief Executive Officer (Principal Executive Officer)	May 14, 2025
William Morachnick

/s/ Erika Lind	Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2025
Erika Lind