Form 10-Q
period 2025-06-30
Charlotte's Web Holdings, Inc.
filed 2025-08-13
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 159,136,454 shares of common shares as of August 12, 2025.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2025

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025 (unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$15,268	$22,618
Accounts receivable, net	2,000	1,263
Inventories, net	19,398	18,907
Prepaid expenses and other current assets	3,048	4,194
Total current assets	39,714	46,982
Property and equipment, net	24,858	26,337
License and media rights	—	13,691
Operating lease right-of-use assets, net	11,926	12,876
Investment in unconsolidated entity	9,600	10,800
Intangible assets, net	962	1,049
SBH purchase option and other derivative assets	500	1,075
Other long-term assets	416	632
Total assets	$87,976	$113,442
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,229	$3,426
Accrued and other current liabilities	5,560	5,246
Lease obligations – current	1,575	2,055
License and media rights payable - current	—	5,209
Total current liabilities	10,364	15,936
Convertible debenture	48,616	43,631
Lease obligations	12,911	13,652
License and media rights payable	—	11,809
Derivatives and other long-term liabilities	1,156	1,327
Total liabilities	73,047	86,355
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized; 158,617,767 and 158,009,541 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	328,997	328,655
Accumulated deficit	(314,069)	(301,569)
Total shareholders’ equity	14,929	27,087
Total liabilities and shareholders’ equity	$87,976	$113,442
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2025	2024	2025	2024
Revenue	$12,806	$12,289	$25,068	$24,413
Cost of goods sold	6,816	9,707	12,848	14,920
Gross profit	5,990	2,582	12,220	9,493

Selling, general and administrative expenses	10,062	14,727	21,640	30,007
Operating loss	(4,072)	(12,145)	(9,420)	(20,514)

Change in fair value of financial instruments	(1,543)	1,140	(1,669)	(720)
Other income (expense), net	(675)	(6)	(1,413)	605
Loss before provision for income taxes	(6,290)	(11,011)	(12,502)	(20,629)
Income tax benefit (expense)	2	(46)	2	(62)
Net loss	$(6,288)	$(11,057)	$(12,500)	$(20,691)

Per common share amounts (Note 10)
Net loss per common share, basic	$(0.04)	$(0.07)	$(0.08)	$(0.13)
Net loss per common share, diluted	$(0.04)	$(0.07)	$(0.08)	$(0.13)

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance—December 31, 2024	158,009,541	$1	$328,655	$(301,569)	$27,087
Common shares issued upon vesting of restricted share units, net of withholding	—	—	—	—	—
Share-based compensation	—	—	187	—	187
Net loss		—		(6,212)	(6,212)
Balance— March 31, 2025	158,009,541	$1	$328,842	$(307,781)	$21,062
Common shares issued upon vesting of restricted share units, net of withholding	608,226	—	(25)	—	(25)
Share-based compensation	—	—	180	—	180
Net loss	—	—	—	(6,288)	(6,288)
Balance—June 30, 2025	158,617,767	$1	$328,997	$(314,069)	$14,929

Balance—December 31, 2023	154,332,366	$1	$327,280	$(271,723)	$55,558
Common shares issued upon vesting of restricted share units, net of withholding	2,895,489	—	(98)	—	(98)
Share-based compensation		—	842	—	842
Net loss		—		(9,634)	(9,634)
Balance—March 31, 2024	157,227,855	$1	$328,024	$(281,357)	$46,668
Common shares issued upon vesting of restricted share units, net of withholding	267,187	—	(20)	—	(20)
Share-based compensation	—	—	237	—	237
Net loss	—	—	—	(11,057)	(11,057)
Balance—June 30, 2024	157,495,042	$1	$328,241	$(292,414)	$35,828
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30, (unaudited)
	2025	2024

Cash flows from operating activities:
Net loss	$(12,500)	$(20,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,961	4,982
(Gain)/loss on foreign currency transaction	2,522	(1,430)
Gain on disposal of assets	(2,326)	(28)
Change in fair value of financial instruments	1,669	720
Convertible debenture accrued interest	1,471	1,931
Changes in right-of-use assets	950	908
Share-based compensation	367	1,079
Inventory provision	(4)	3,926
Other	746	266
Changes in operating assets and liabilities:
Accounts receivable, net	(760)	(154)
Inventories, net	(311)	(1,025)
Prepaid expenses and other current assets	22	1,732
Accounts payable, accrued and other liabilities	(202)	(286)
Operating lease obligations	(1,220)	(1,121)
License and media rights	—	(2,500)
Other operating assets and liabilities, net	(171)	(192)
Net cash used in operating activities	(6,786)	(11,883)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(652)	(3,316)
Proceeds from sale of assets	113	28
Net cash used in investing activities	(539)	(3,288)
Cash flows from financing activities:
Other financing activities	(25)	(118)
Net cash used in financing activities	(25)	(118)
Net decrease in cash and cash equivalents	(7,350)	(15,289)
Cash and cash equivalents —beginning of period	22,618	47,820
Cash and cash equivalents —end of period	$15,268	$32,531
Non-cash activities:
Non-cash purchase of property and equipment and intangible assets	—	(269)
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of the Business
Charlotte's Web Holdings, Inc. together with its subsidiaries (collectively "Charlotte's Web" or the "Company") is a public company incorporated pursuant to the laws of the Province of British Columbia and a Certified B Corp. The Company's common shares are publicly listed on the Toronto Stock Exchange ("TSX") under the symbol "CWEB" and quoted on the OTCQB under the symbol "CWBHF." The Company's corporate headquarters is located in Louisville, Colorado in the United States of America. The majority of the Company's business is conducted in the United States of America.
The Company's primary products are made from high-quality and proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids and other hemp compounds. Hemp extracts are produced from the plant Cannabis sativa L. ("cannabis" or "CBD"), and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol ("THC") concentration of not more than 0.3% on a dry weight basis ("hemp"). The Company is engaged in research involving the effectiveness of a broad variety of compounds derived from hemp, as well as other botanical-based wellness products such as functional mushrooms. The Company does not currently produce or sell medical or recreational marijuana or products derived from high-THC cannabis plants. The Company does not currently have any plans to expand into such high-THC products in the near future.
The Company's current product categories include full-spectrum hemp extract oil tinctures (liquid product), gummies, capsules, soft-gels, CBD topical creams and lotions, broad-spectrum botanical CBD gummies, functional mushroom gummies, and pet products. The Company's products are distributed through its e-commerce website, third-party e-commerce websites, select distributors, health practitioners, and a variety of brick-and-mortar retailers across multiple channels of business.
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources high-quality hemp through contract farming operations in Arizona, Colorado, Kentucky, New Mexico, and Canada. The hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in products sold within the United States.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2025 and its results of operations for the three and six months ended June 30, 2025 and 2024, cash flows for the six months ended June 30, 2025 and 2024, and stockholders' equity for the three and six months ended June 30, 2025 and 2024. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements. Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
statements and related notes as of and for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 19, 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue	$12,731	$12,215	$24,918	$24,028
Service revenue	75	74	150	385
Total revenue	$12,806	$12,289	$25,068	$24,413
Substantially all of the Company's revenue is earned in the United States.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07—Segment Reporting. The guidance was issued to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. The guidance was effective for the year ended December 31, 2024, and the expanded interim disclosures are effective in entities in 2025 and will be applied retrospectively to all prior periods presented. Refer to Note 13 "Operating Segment" for additional disclosures.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
In December 2023, the FASB issued a final standard on improvements to income tax disclosures, ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities, the new requirements are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact, if any, that the updated standard will have on the Company's consolidated financial statements and related disclosures.
3. FAIR VALUE MEASUREMENT
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$—	$—
Debt interest rate conversion feature	—	—	500	500
Total financial assets	$—	$—	$500	$500

Investment in unconsolidated entity:	$—	$—	$9,600	$9,600

Financial liabilities:
Debt conversion option	$—	$664	$—	$664

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$52	$52
Debt interest rate conversion feature	—	—	1,023	$1,023
Total financial assets	$—	$—	$1,075	$1,075

Investment in unconsolidated entity:	$—	$—	$10,800	$10,800

Financial liabilities:
Debt conversion option	$—	$786	$—	786
There were no transfers between levels of the fair value hierarchy and there were no changes in the fair value methodologies during the three and six month periods ended June 30, 2025 and the year ended December 31, 2024.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
As of June 30, 2025, BAT holds an equity interest in DeFloria in the form of approximately 2,000,000 or 100% preferred units (200,000 preferred units as of June 30, 2024) following its $10 million initial investment and has the right to participate in future equity issuances to maintain its pro rata equity position. In 2024, BAT and AJNA invested an additional $5 million and $2 million, respectively, into DeFloria in exchange for a convertible debenture. The Company and AJNA each hold 4,000,000 or approximately 50% (400,000 common shares as of June 30, 2024), respectively, of DeFloria's voting common units following a 1-10 stock split when DeFloria converted from a Limited Liability Company to a Corporation. The Company's contribution to DeFloria is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a supply agreement with DeFloria, under which the Company supplies the oils at cost used to produce and develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise, and the provision of clinical services. DeFloria used the investments for the clinical development of a hemp botanical Investigational New Drug application and has concluded Phase I clinical development.
Concurrently with the formation of DeFloria, the Company was issued a warrant to purchase 865,052 shares of Class A Common Stock of AJNA for an exercise price of $2.89 per share. Management determined the warrant should be accounted for in accordance with ASC 321, which requires the warrant to be measured at fair value at issuance and subsequently remeasured at fair value each reporting period. All changes from the remeasurement of the warrant will be recorded as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of June 30, 2025, the AJNA warrants have expired and as such have no value.
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
The investment has been remeasured at fair value at each reporting date, with changes recognized in condensed consolidated statements of operations as changes in fair value of financial instruments for the period. For the three months ended June 30, 2025 and June 30, 2024, a loss of $1,100 and a gain of $1,000, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. Additionally, for the six months ended June 30, 2025 and June 30, 2024, a loss of $1,200 and a gain of $200, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the DeFloria investment represents an investment of $9,600 and $10,800, respectively, within the condensed consolidated balance sheets.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
The following additional assumptions are used in the model:

	June 30,	December 31,
	2025	2024
Expected term (years)	5.0	5.3
Volatility	89.9%	83.6%
Risk-free interest rate	4.0%	4.4%
Expected dividend yield	—%	—%
Discount for lack of marketability	31.0%	31.0%
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
For the three months ended June 30, 2025 and June 30, 2024, a loss of $525 and $101, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. Additionally, for the six months ended June 30, 2025 and June 30, 2024, a loss of $578 and $154, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the debt interest rate conversion feature represents a financial asset of $500 and $1,023, respectively, within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.
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

	June 30,	December 31,
	2025	2024
Stated interest rate	5.0%	5.0%
Adjusted interest rate	1.5%	1.5%
Implied debt yield	9.9%	9.9%
Federal regulation probability	Various	Various
Year of event	Various	Various
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
For the three months ended June 30, 2025 and June 30, 2024, a gain of $83 and $276, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. For the six months ended June 30, 2025 and June 30, 2024, a gain of $162 and $220, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the statements of operations. As of June 30, 2025 and December 31, 2024, the debt conversion option represents a financial liability of $664 and $786, respectively, within derivative and other long-term liabilities in the condensed consolidated balance sheets.
The following table provides the assumption regarding Level 2 fair value measurements inputs at their measurement dates:

	June 30,	December 31,
	2025	2024
Expected volatility	87.9%	87.9%
Expected term (years)	4.4	4.9
Risk-free interest rate	3.8%	4.5%
Expected dividend yield	—%	—%
Value of underlying share	C$0.13	C$0.13
Exercise price	C$2.00	C$2.00
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
The Company elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the condensed consolidated statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. For the six months ended June 30, 2025, the Company determined that there is a highly unlikely probability that the Company will exercise the SBH Purchase Option. As such the company recognized a loss of $52 within change in fair value of financial instruments in the condensed consolidated statements of operations, and the SBH Purchase Option represents a financial asset of nil within SBH purchase option and other derivative assets in the condensed consolidated balance sheets. For the three and six months ended June 30, 2024, the company recognized a loss of $34 and $985, respectively, related to the SBH Purchase Option within change in fair value of financial instruments in the condensed consolidated statements of operations. As of December 31, 2024, the SBH Purchase Option represents a financial asset of $52 within SBH purchase option and other derivative assets in the condensed consolidated balance sheets.
The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise. As of June 30, 2025, the value of the SBH Purchase Option was nil as the exercising of the option is considered highly unlikely. The following additional assumptions are used in the fair value model of the SBH Purchase Option as of December 31, 2024:

December 31,
2024
Expected volatility	112.0%
Expected term (years)	1.2
Risk-free interest rate	4.9%
Weighted average cost of capital	52.9%
4. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2025	2024
Harvested hemp and seeds	$2,382	$2,312
Raw materials	11,386	11,903
Finished goods	6,596	6,268
	20,364	20,483
Less: inventory provision	(966)	(1,576)
Total inventory	$19,398	$18,907

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
5. LICENSE AND MEDIA RIGHTS
MLB Promotion Rights Agreement
On October 11, 2022, the Company entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into a strategic partnership with MLB to promote the Company’s new NSF-Certified for Sport® product line. On May 13, 2025, the Company and MLB entered into a letter agreement ("PRA Letter Agreement") terminating the MLB Promotional Rights Agreement and waives the Company's obligation to pay the remaining aggregate rights fee of $18 million for the remainder of the term of the MLB Promotional Rights Agreement.
As consideration under the MLB promotional rights agreement, the Company was committed to pay a combination of cash over the license period, along with upfront non-cash consideration in the form of equity, as well as contingent consideration in the form of contingent payments based on revenue.
The PRA Letter Agreement terminates the MLB Promotional Rights Agreement. As a result of the termination, the license and media rights assets as well as the current and non-current payable previously recorded on the condensed consolidated balance sheets were written off. This write-off resulted in the recognition of a gain of $2,326 which is included in Other income (expense), net within the condensed consolidated statements of operations. The gain reflects the net impact of the derecognition of related obligation exceeding the carrying value of the associated assets.
As of June 30, 2025 and December 31, 2024, the carrying value of the licensed properties was $0 and $11,691, respectively, recorded as a license and media rights asset within the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the carrying value of the media rights was $0 and $3,000 recorded as a prepaid asset and a license and media rights asset within the condensed consolidated balance sheets. For the three months ended June 30, 2025 and June 30, 2024, the Company paid MLB $0, respectively, as part of the committed cash payments, and recognized $0 and $1,025, respectively, in amortization expense related to the license and media right assets. For the six months ended June 30, 2025 and June 30, 2024, the Company paid MLB $0 and $2,500, respectively, as part of the committed cash payments, and recognized $0 and $1,999, respectively, in amortization expense related to the license and media right assets. Licensed properties were amortized straight line and media rights were amortized as incurred.
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
The following is a summary of the Company's convertible debenture as of June 30, 2025:

	As of June 30, 2025
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$62,962	$(14,346)	$48,616

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
The debenture was C$75.3 million per the subscription agreement and translated to USD on the transaction date. For the three months ended June 30, 2025 and June 30, 2024, the Company recognized a foreign currency loss of $2,600 and a gain of $430, respectively, related to the net carrying value of the debenture within the condensed consolidated statement of operations. Additionally, for the six months ended June 30, 2025 and June 30, 2024, the Company recognized a foreign currency loss of $2,538 and a gain of $1,355, respectively, related to the net carrying value of the debenture within the condensed consolidated statement of operations.
Interest is accrued annually and payable on the maturity date or date of earlier conversion. On conversion, accrued interest will either be converted into common shares equal to the amount of accrued interest or will be paid in cash if agreed with the Lender. As of June 30, 2025 and June 30, 2024, the principal amount of the debenture includes $7,549 and $4,636, respectively, of accrued interest expense. The following is a summary of the interest expense and amortization expense, recorded within the statement of operation, of the Company's convertible debenture for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$749	$721	$1,471	$1,454
Amortization of debt discounts and costs	514	427	977	828
Total interest and amortization expense	$1,263	$1,148	$2,448	$2,282
7. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of June 30, 2025 there is no litigation pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
8. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 0.2 to 9.7 years, some of which include options to extend the leases for up to five years. Generally, the lease agreements do not include options to terminate the lease.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
Maturities of operating lease liabilities as of June 30, 2025 are as follows:

Operating Leases
2025 (6 months remaining)	$1,286
2026	2,176
2027	1,844
2028	1,762
2029	1,806
Thereafter	10,078
Total lease obligation	18,952
Less: Imputed interest	(4,466)
Total lease liabilities	14,486
Less: Current lease liabilities	(1,575)
Total non-current lease liabilities	$12,911
9. SHAREHOLDERS’ EQUITY
As of June 30, 2025 and December 31, 2024, the Company’s share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
Common Shares
As of June 30, 2025 and December 31, 2024, the Company was authorized to issue an unlimited number of common shares, which have no par value.
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
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(6,288)	$(11,057)	$(12,500)	$(20,691)
Weighted-average number of common shares - basic	158,611,084	157,227,855	158,313,655	156,632,263
Dilutive effect of stock options and awards	—	—	—	—
Weighted-average number of common shares - diluted	158,611,084	157,227,855	158,313,655	156,632,263
Loss per common share – basic and diluted	$(0.04)	$(0.07)	$(0.08)	$(0.13)
As of June 30, 2025 and June 30, 2024, potentially dilutive securities include stock options, restricted share units, common share warrants, and convertible debenture conversion. When the Company recognizes a net loss from continuing operations, all potentially dilutive shares

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each period are presented in the table below:

	Three and Six Months Ended June 30,
	2025	2024
Outstanding options	3,238,084	4,523,486
Outstanding restricted share units	5,668,941	5,583,322
Total	8,907,025	10,106,808
The Company's debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The Company can settle the convertible debenture in shares. If the convertible debenture in diluted EPS is anti-dilutive, or if the conversion value of the debenture does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three and six months ended June 30, 2025 and June 30, 2024, the price of the Company’s Shares did not exceed the conversion price and therefore there was no impact to potential common share diluted EPS during those periods.
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
There were no options granted for the six months ended June 30, 2025. Detail of the number of stock options outstanding for the six months ended June 30, 2025 under the Company's 2015 legacy option plan and the Company's amended 2018 long term incentive plan (collectively, the "Plans") is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,513,079	$0.88	7.30	$—
Granted	—	—
Exercised	—	—
Forfeited (and expired)	(274,995)	0.65
Outstanding as of June 30, 2025	3,238,084	$0.90	6.90	$—

Exercisable/vested as of June 30, 2025	3,238,084	$0.90	6.90	$—
There were no options exercised during the six months ended June 30, 2025 and 2024, respectively.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the Company's amended 2018 long term incentive plan (the "2018 Plan"). The restricted share units granted vest in accordance with the board-approved agreement, typically over

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
equal installments up to four years. Upon vesting, one share of the Company’s common shares is issued for each restricted share unit awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. There were no shares vested during the three months ended June 30, 2025. The fair value of shares vested during the six months ended June 30, 2025 and 2024 was $106 and $946, respectively.
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	4,485,077	$0.26
Granted	2,366,433	$0.09
Forfeited	(291,165)	$0.16
Vested	(608,226)	$0.17
Shares withheld upon vesting	(283,178)	$0.17
Outstanding as of June 30, 2025	5,668,941	$0.19
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the three months ended June 30, 2025 and 2024 was $180 and $237, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations. Share-based compensation expense for all equity arrangements for the six months ended June 30, 2025 and 2024 was $367 and $1,079, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations.
As of June 30, 2025, $971 of total unrecognized share-based compensation expense related to unvested options granted to employees is expected to be recognized over a weighted-average period of 2.15 years.
12. INCOME TAXES
The Company reported income tax benefit (expense) of $2 and $(46) for the three months ended June 30, 2025 and 2024, respectively. Additionally, income tax benefit (expense) for the six months ended June 30, 2025 and 2024 was of $2 and $(62), respectively. The Company's effective tax rate for the three and six months ended June 30, 2025 was 0%. The Company's effective tax rate for the three and six months ended June 30, 2024 was 0.2%. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ending June 30, 2025 and June 30, 2024, respectively, primarily due to the valuation allowance and the establishment of a naked credit related to the Company's investment in DeFloria.
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
The CODM assesses performance for this segment and decides how to allocate resources based on pre-tax net income/(loss) that is reported on the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheets as total

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
assets. For the three months ended June 30, 2025 and 2024, the segment's revenues and pre-tax net loss were $12,806 and $12,289; and $6,290 and $11,011, respectively. Additionally, for the six months ended June 30, 2025 and 2024, the segment's revenues and pre-tax net loss were $25,068 and $24,413; and $12,502 and $20,629, respectively. There are no differences between segment revenues, pre-tax net loss and the Company's consolidated revenues and pre-tax net loss.
General Information
Factors used to Identify Reportable Segments: The Company operates as a single reportable segment, focusing primarily on the production and sale of hemp-based CBD wellness products.
Products and Services: The Company's revenue is primarily derived from the production and sale of hemp-based CBD wellness products.
Chief Operating Decision Maker (CODM): The Company's Chief Executive Officer, Chief Financial Officer, Chief Operations Officer, Chief Revenue Officer and Chief People Officer.
Measure of Segment Profit or Loss and Total Assets: The CODM evaluates performance and allocates resources based on pre-tax net income/(loss), as presented in the accompanying financial statements. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Significant Segment Expenses
The following significant expenses are regularly reviewed by the CODM for the three months ended June 30, 2025 and 2024 : Cost of goods sold $6,816 and $9,707, respectively; Selling, general, and administrative expenses $10,062 and $14,727, respectively; Change in fair value of financial instruments $1,543 and $1,140, respectively; and Depreciation and Amortization $512 and $2,489, respectively.
The CODM reviewed the following for the six months ended June 30, 2025 and 2024 : Cost of goods sold $12,848 and $14,920, respectively; Selling, general, and administrative expenses $21,640 and $30,007 respectively; Change in fair value of financial instruments $1,669 and $720, respectively; and Depreciation and Amortization $2,961 and $4,982, respectively.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
Reconciliation to Consolidated Financial Statements
As the Company operates as a single reportable segment, the amounts presented above align directly with the consolidated totals in the financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product Revenue	$12,731	$12,215	$24,918	$24,028
Service Revenue	75	74	150	385
Total Revenue	$12,806	$12,289	$25,068	$24,413

Cost of goods sold	6,816	9,707	12,848	14,920
Gross profit	$5,990	$2,582	$12,220	$9,493
Gross profit %	46.8%	21.0%	48.7%	38.9%

Selling, general, and administrative expenses	10,062	14,727	21,640	30,007
Operating loss	$(4,072)	$(12,145)	$(9,420)	$(20,514)

Change in fair value of financial instruments	(1,543)	1,140	(1,669)	(720)
Other income (expense), net	(675)	(6)	(1,413)	605
Loss before provision for income taxes	$(6,290)	$(11,011)	$(12,502)	$(20,629)

Other segment information
Depreciation/Amortization			2,961	4,982
Total assets			87,976	129,794
Long-term liabilities			73,047	93,966
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
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of approximately 2,000,000 preferred units following its initial $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of June 30, 2025 and

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
December 31, 2024, the remaining note receivable of $37 and $71, respectively, is presented in other assets in the condensed consolidated balance sheets.
On April 6, 2023, the Company and DeFloria entered into a supply agreement in which the Company shall supply raw material that will be used in the development of the new drug. The price charged by the Company is at cost of goods sold level. For the three and six months ended June 30, 2025, the Company recognized $641 in revenue and cost of goods sold, respectively, related to the supply agreement with DeFloria. Similarly, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three and six months ended June 30, 2025, the Company recognized $75 and $150 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $1,059 and $648 as of June 30, 2025 and December 31, 2024, respectively.
On June 21, 2024, the Company entered into a consulting agreement with Jared Stanley, former executive of the Company, and current member of the Board of Directors. In consideration for Mr. Stanley's services, he will receive a bi-weekly fee of $6.
On July 15, 2025, the Company entered into a promissory note, as lender, where the Company loaned $750 to DeFloria. The note and accrued interest is due and payable by DeFloria upon the later of December 31, 2026, or the date the Company shall issue and sell units of a newly-authorized series of preferred units in a bona fide financing transaction to one or more investors for aggregate cash proceeds to DeFloria or any other convertible debt of DeFloria of not less than $10 million. Upon any event of default by DeFloria under the note, which includes DeFloria’s failure to pay amounts within 3 business days of when due and breaches of DeFloria’s obligations pursuant to the note, the Company will be entitled to exercise its rights under the note.

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

The Company's business consists of the farming, manufacturing, marketing, and sales of hemp-derived CBD and botanical-based wellness products. As of June 30, 2025, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, making up the majority of the revenue of the Company. The executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.
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
Recent Developments
With an increased commitment to innovation, Charlotte's Web has refreshed its mission to "Unearth the Science of Nature to Revolutionize Wellness," and is evolving its wellness offerings both to strengthen the Company's core leadership in CBD, and extend beyond CBD to include a broader range of botanical-based wellness solutions, including minor cannabinoids. A testament to this expansion is the launch of Charlotte's Web Stay Asleep Cannabinol ("CBN") gummies. Similar to CBD, CBN is a non-intoxicating cannabinoid found in the hemp plant. At the cutting edge of innovative natural sleep solutions, these melatonin free gummies could offer distinct benefits for the approximately 67% of adults who report waking up during the night (Phillips Global Sleep Survey, 2019). This is the first CBN sleep product supported by placebo-controlled peer-reviewed research study, offering a 20 mg dose of CBN. The Stay Asleep gummy demonstrates Charlotte's Web's commitment to science-backed products, providing an effective alternative to more traditional sleep supplements and medications. Charlotte's Web believes expanding beyond CBD leverages the Company's brand recognition, intellectual property, and partnerships, including an ongoing collaboration with DeFloria LLC ("DeFloria") for botanical drug development.
As of June 30, 2025, several states have adopted new regulations that will impact the Company's ability to sell certain products as currently formulated or packaged in these states. Many of these states have also implemented new THC/CBD limits, age verification, testing, labeling and packaging requirements. The Company continues to assess the business and financial impacts of the new regulations, including steps that can be taken to address the new product formulation, and labeling requirements, as well as costs and potential revenue impacts and anticipated timing for such impacts to the Company in these states.
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
On February 24, 2025, the Company announced that the U.S. Food and Drug Administration ("FDA") has completed its review of the Phase 1 data and Investigational New Drug ("IND") application submitted by DeFloria. The FDA has cleared DeFloria to proceed with its planned FDA Phase 2 clinical trial for its botanical pharmaceutical candidate, AJA001 Oral Solution, a treatment for symptoms of autism spectrum disorder ("ASD"). DeFloria is a collaboration including the Company and AJNA to develop AJA001 as a treatment for irritability associated with ASD. AJA001 employs the Company's proprietary full-spectrum cannabidiol hemp extract derived from one of its patented cultivars.
The Company and MLB entered into a letter agreement ("PRA Letter Agreement") terminating the MLB Promotional Rights Agreement as of May 13, 2025 and waives the Company's obligation to pay the remaining aggregate rights fee of $18 million for the current and remainder of the term of the MLB Promotional Rights Agreement.

Selected Financial Information

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$12,806	$12,289	$25,068	$24,413
Cost of goods sold	6,816	9,707	12,848	14,920
Gross profit	5,990	2,582	12,220	9,493
Selling, general, and administrative expenses	10,062	14,727	21,640	30,007
Operating loss	(4,072)	(12,145)	(9,420)	(20,514)
Change in fair value of financial instruments	(1,543)	1,140	(1,669)	(720)
Other income (expense), net	(675)	(6)	(1,413)	605
Net loss before income taxes	$(6,290)	$(11,011)	$(12,502)	$(20,629)
Total assets			$87,976	$129,794
Total liabilities			$73,047	$93,966
For The Three Months Ended June 30, 2025 and 2024
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers. Service revenue is attributable to the Company and DeFloria entering into Services Agreement pursuant to which the Company is compensated for the provision of certain services to DeFloria.

	Three Months Ended June 30,		% Change
	2025	2024
Product revenue	$12,731	$12,215	4.2%
Service revenue	75	74	1.4%
Total revenue	$12,806	$12,289	4.2%
Total revenue for the three months ended June 30, 2025 was $12,806, an increase of 4.2% compared to the three months ended June 30, 2024. Total product revenue was $12,731, representing a 4.2% year over year increase, supported by sales traction across the Company's expanded product portfolio, including functional mushroom wellness gummies, CBG Focus Gummies, and the newly launched Brightside™ hemp low-dose THC gummy collection.
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

The components of cost of goods sold are as follows:

	Three Months Ended June 30,		% Change
	2025	2024
Inventory expensed to cost of goods sold	4,024	4,316	(6.8)%
Inventory provision, net	(17)	3,830	(100.4)%
Other production costs	1,946	638	205.0%
Service costs	75	74	1.4%
Depreciation and amortization	788	849	(7.2)%
Cost of goods sold	$6,816	$9,707	(29.8)%
Cost of goods sold decreased 29.8% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. For the three months ended June 30, 2024, the Company recorded a $3.8 million non-cash inventory provision related to a one-time wholesale hemp biomass transaction. The decrease was partially offset by increased variable operating costs in the current quarter, including startup costs associated with the transition to in-house gummy production.
Depreciation and amortization expense for the three months ended June 30, 2025 and June 30, 2024 was $512 and $2,489, respectively, of which $788 and $849, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $276 and $1,640, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, revenue mix between DTC e-commerce and B2B, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit and gross profit margin are as follows:

	Three Months Ended June 30,		% Change
	2025	2024
Gross profit	$5,990	$2,582	132.0%
Gross margin	46.8%	21.0%	122.9%
Gross profit increased 132.0% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is primarily related to the absence of a $3.8 million inventory provision that impacted the prior year quarter related to a one-time wholesale hemp biomass transaction. The current quarter gross margin of 46.8% reflects startup costs associated with the transition to in-house gummy production, as well as the impact of related-party service and supply sales to DeFloria recorded at zero gross margin to support clinical trials.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Three Months Ended June 30,		% Change
	2025	2024
Selling, general, and administrative expenses	$10,062	$14,727	(31.7)%
Total Selling, general, and administrative expenses for the three months ended June 30, 2025 and June 30, 2024 were $10,062 and $14,727, respectively. The 31.7% decrease included a reduction in amortization expense of $1.9 million related to the termination of the MLB Promotional Rights Agreement. Additionally, a decrease in personnel costs due to the cost-cutting measures undertaken by the company between the comparable periods. These measures included adjusting the size of the workforce to properly align with the revenue scope, as well as improving the Company's insurance program and aligning with more cost-efficient software options and improved operating efficiencies.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended June 30, 2025 was a recovery of expense of $276 due to the termination of the MLB agreement. Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended June 30, 2024 was $1,640.
Total research and development costs expensed to Selling, general, and administrative expense for the three months ended June 30, 2025 and June 30, 2024 were $522 and $648, respectively. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing hemp cannabinoid science through research programs that provide a better understanding of the possible therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Three Months Ended June 30,		% Change
	2025	2024
Change in fair value of financial instruments	$(1,543)	$1,140	(235.4)%
Total change in fair value of financial instruments for the three months ended June 30, 2025 and June 30, 2024 was $(1,543) and $1,140, respectively. The change in fair value of financial instruments was primarily due to a loss of $1,100 for the three months ended June 30, 2025, compared to a gain of $1,000 for the three months ended June 30, 2024 in the investment of DeFloria. The decrease was primarily due to the financial projections extended for an additional year based on timing of completing clinical trials.
For the Six Months Ended June 30, 2025 and 2024
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors, retail and wholesale B2B customers. Service revenue is attributable to the Company and DeFloria entering into the Services Agreement pursuant to which the Company is compensated for the provision of certain services to DeFloria.

	Six Months Ended June 30,		% Change
	2025	2024
Product revenue	$24,918	$24,028	3.7%
Service revenue	150	$385	(61.0)%
Total revenue	$25,068	$24,413	2.7%
Total revenue for the six months ended June 30, 2025 was $25,068, a increase of 2.7% compared to the six months ended June 30, 2024.
Total product revenue was $24,918, representing a 3.7% increase. Revenues growth was supported by sales of the Company’s botanical wellness innovations including functional mushroom gummies, CBG Focus Gummies, and new Brightside™ low-THC hemp gummy collection.
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
The components of cost of goods sold are as follows:

	Six Months Ended June 30,		% Change
	2025	2024
Inventory expensed to cost of goods sold	7,755	7,698	0.7%
Inventory provision, net	(4)	3,926	(100.1)%
Other production costs	3,337	1,206	176.7%
Service costs	150	385	(61.0)%
Depreciation and amortization	1,610	1,705	(5.6)%
Cost of goods sold	$12,848	$14,920	(13.9)%
Cost of goods sold decreased 13.9% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was primarily due to the prior year period including a $3.9 million non-cash inventory provision related to wholesale hemp biomass transactions partially offset by an increase in variable operating costs in the current period, including startup costs associated with the transition to in-house gummy production and expanded product offerings.
Depreciation and amortization expense for the six months ended June 30, 2025 and June 30, 2024 was $2,961 and $4,982, respectively, of which $1,610 and $1,705, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $1,351 and $3,277, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC e-commerce and B2B, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit for the six months ended June 30, 2025 and June 30, 2024 is as follows:

	Six Months Ended June 30,		% Change
	2025	2024
Gross profit	$12,220	$9,493	28.7%
Gross margin	48.7%	38.9%	25.2%
Gross profit increased 28.7% year-over-year for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is primarily related to the absence of the inventory provision of $3.9 million for the six months ending June 30, 2025.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Six Months Ended June 30,		% Change
	2025	2024
Selling, general, and administrative expenses	$21,640	$30,007	(27.9)%
Total selling, general, and administrative expenses for the six months ended June 30, 2025 and June 30, 2024 were $21,640 and $30,007, respectively. The 27.9% decrease was primarily attributable to a reduction in amortization expense of $1.9 million related to the termination of the MLB Promotional Rights Agreement. Additionally, a decrease in personal costs due to the cost cutting measures undertaken by the company between the comparable periods. These measures included adjusting the size of the workforce to properly align with the revenue scope, as well as improving the Company's insurance program and aligning with more cost-efficient software options and improved operating efficiencies.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the six months ended June 30, 2025 and June 30, 2024 were $1,351 and $3,277, respectively.
Total research and development costs expensed to Selling, general, and administrative expense for the six months ended June 30, 2025 and June 30, 2024 were $1,025 and $1,399, respectively. Research and development expenses primarily include personnel costs related to the Company's R&D science division as well as R&D related projects advancing hemp cannabinoid science through research programs that provide a better understanding of the possible therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Six Months Ended June 30,		% Change
	2025	2024
Change in fair value of financial instruments	$(1,669)	$(720)	132%
Total change in fair value of financial instruments for the six months ended June 30, 2025 and June 30, 2024 was a loss of $1,669 and a loss of $720, respectively. The change in fair value of financial instruments was primarily due to a loss of $1,200 for the six months ended June 30, 2025, compared to a gain of $200 for the six months ended June 30, 2024 in the investment of DeFloria. The decrease was primarily due to the financial projections extended for an additional year based on timing of completing clinical trials.
Liquidity and Capital Resources
The Company’s objective when managing its liquidity and capital resources is to provide sufficient short and long-term liquidity to fund net operating losses and capital expenditures while executing strategic growth plans. In the near to mid-term, it is focused on reducing negative cash flows from operations.
As of June 30, 2025 and December 31, 2024, the Company had total current liabilities of $10,364 and $15,936, respectively, and cash and cash equivalents of $15,268 and $22,618, respectively, to meet its current obligations.
The Company expects a reduction in overall selling, general, and administrative expenses in 2025 as a result of several actions taken in the second half of 2024, as well as additional reductions projected in the second half of 2025. This includes improvements in operating efficiency throughout the business, cost savings from a more efficient e-commerce platform and associated information technology upgrades, and a data-driven reorganization of its B2B business and retail partnering strategies.
Management believes that the Company's existing cash and cash equivalents, and short-term investments will provide sufficient liquidity to fund operations and planned capital expenditures for the next 12 months. The Company’s ability to fund its operations for the longer term will depend on the future operating performance, particularly revenue growth and expense management, which can be affected by general economic conditions, industry regulatory changes, and other factors beyond the Company’s control.
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

Cash Flows
Cash from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 and June 30, 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(6,786)	$(11,883)
For the six months ended June 30, 2025, the decrease in cash used in operations is primarily due to operating cost saving measures, as well as, a reduction in payments associated with the MLB Promotional Rights Agreement, compared to $2,500 for the six months ended June 30, 2024.
Cash from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 and June 30, 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Net cash used in investing activities	$(539)	$(3,288)
For the six months ended June 30, 2025, the project to in-source topical and gummy production is complete resulting in a decrease in cash used in investing activities compared to the six months ended June 30, 2024.
Cash from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 and June 30, 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Net cash used in financing activities	$(25)	$(118)
For the six months ended June 30, 2025, the change was primarily due to the vesting of restricted stock units.
Off-Balance Sheet Arrangements
As of June 30, 2025 and December 31, 2024, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
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
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of approximately 2,000,000 preferred units following its initial $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of June 30, 2025 and December 31, 2024, the remaining note receivable of $37 and $71, respectively, is presented in other assets in the condensed consolidated balance sheets.
On April 6, 2023, the Company and DeFloria entered into a supply agreement in which the Company shall supply raw material that will be used in the development of the new drug. The price charged by the Company is at cost of goods sold level. For the three and six months ended June 30, 2025, the Company recognized $641 in revenue and cost of goods sold, respectively, related to the supply agreement with DeFloria. Similarly, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three and six months ended June 30, 2025, the Company recognized $75 and $150 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $1,059 and $648 as of June 30, 2025 and December 31, 2024, respectively.
On June 21, 2024, the Company entered into a consulting agreement with Jared Stanley, former executive of the Company, and current member of the Board of Directors. In consideration for Mr. Stanley's services, he will receive a bi-weekly fee of $6.
On July 15, 2025, the Company entered into a promissory note, as lender, where the Company loaned $750 to DeFloria. The note and accrued interest is due and payable by DeFloria upon the later of December 31, 2026, or the date the Company shall issue and sell units of a newly-authorized series of preferred units in a bona fide financing transaction to one or more investors for aggregate cash proceeds to DeFloria or any other convertible debt of DeFloria of not less than $10 million. Upon any event of default by DeFloria under the note, which include DeFloria’s failure to pay amounts within 3 business days of when due and breaches of DeFloria’s obligations pursuant to the note, the Company will be entitled to exercise its rights under the note
Recently Adopted Accounting Principles
In November 2023, the FASB issued ASU 2023-07—Segment Reporting. The guidance was issued to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. The guidance is effective for the year ended December 31, 2024, and the expanded interim disclosures are effective in entities in 2025 and will be applied retrospectively to all prior periods presented.
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
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the condensed consolidated statements of operations. There were no impairment losses recognized for the three months ended June 30, 2025 and 2024, respectively.
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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2019. The Company has recorded an uncertain tax position as of June 30, 2025 and December 31, 2024. The Company's policy is to recognize interest and penalties on taxes, if any, within the condensed consolidated statement of operations as income tax expense.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of June 30, 2025, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ending June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2024 includes a detailed discussion of our risk factors under the heading "Part I, Item 1A—Risk Factors." Except as set forth below, there have been no material changes from such risk factors during the quarter ended June 30, 2025. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2024 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the six months ended June 30, 2025, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

Item 6. Exhibits
Documents filed as part of this report

Exhibit No.	Description	Location
10.1	Promissory Note, dated July 15, 2025.	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on July 21, 2025
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE'S WEB HOLDINGS, INC.

August 13, 2025	By:	/s/ Erika Lind
(Date)		Erika Lind
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Morachnick	Chief Executive Officer (Principal Executive Officer)	August 13, 2025
William Morachnick

/s/ Erika Lind	Chief Financial Officer (Principal Financial Officer)	August 13, 2025
Erika Lind