Form 10-Q
period 2025-09-30
Charlotte's Web Holdings, Inc.
filed 2025-11-12
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 159,420,141 shares of common shares as of November 11, 2025.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2025

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025 (unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$9,810	$22,618
Accounts receivable, net	1,092	1,263
Inventories, net	19,826	18,907
Prepaid expenses and other current assets	3,744	4,194
Total current assets	34,472	46,982
Property and equipment, net	23,784	26,337
License and media rights	—	13,691
Operating lease right-of-use assets, net	11,528	12,876
Investment in unconsolidated entity	9,300	10,800
Derivative assets	590	1,075
Intangible assets, net	906	1,049
Other long-term assets	1,019	632
Total assets	$81,599	$113,442
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,719	$3,426
Accrued and other current liabilities	4,753	5,246
Lease obligations – current	1,401	2,055
License and media rights payable - current	—	5,209
Total current liabilities	8,873	15,936
Convertible debenture	48,819	43,631
Lease obligations	12,554	13,652
License and media rights payable	—	11,809
Derivatives and other long-term liabilities	2,106	1,327
Total liabilities	72,352	86,355
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares, nil par value; unlimited shares authorized; 159,136,454 and 158,009,541 shares issued and outstanding as of September 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	329,133	328,655
Accumulated deficit	(319,887)	(301,569)
Total shareholders’ equity	9,247	27,087
Total liabilities and shareholders’ equity	$81,599	$113,442
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2025	2024	2025	2024
Revenue	$11,503	$12,587	$36,571	$37,000
Cost of goods sold	7,026	5,914	19,874	20,834
Gross profit	4,477	6,673	16,697	16,166

Selling, general and administrative expenses	9,731	12,693	31,371	42,700
Operating loss	(5,254)	(6,020)	(14,674)	(26,534)

Change in fair value of financial instruments	(1,200)	1,422	(2,869)	702
Other income (expense), net	600	(1,189)	(813)	(584)
Loss before provision for income taxes	(5,854)	(5,787)	(18,356)	(26,416)
Income tax benefit (expense)	36	—	38	(62)
Net loss	$(5,818)	$(5,787)	$(18,318)	$(26,478)

Per common share amounts (Note 10)
Net loss per common share, basic and diluted	$(0.04)	$(0.04)	$(0.12)	$(0.17)

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance—December 31, 2024	158,009,541	$1	$328,655	$(301,569)	$27,087
Common shares issued upon vesting of restricted share units, net of withholding	—	—	—	—	—
Share-based compensation	—	—	187	—	187
Net loss		—		(6,212)	(6,212)
Balance— March 31, 2025	158,009,541	$1	$328,842	$(307,781)	$21,062
Common shares issued upon vesting of restricted share units, net of withholding	608,226	—	(25)	—	(25)
Share-based compensation	—	—	180	—	180
Net loss	—	—	—	(6,288)	(6,288)
Balance—June 30, 2025	158,617,767	$1	$328,997	$(314,069)	$14,929
Common shares issued upon vesting of restricted share units, net of withholding	518,687	—	(9)	—	(9)
Share-based compensation	—	—	145	—	145
Net loss	—	—		(5,818)	(5,818)
Balance—September 30, 2025	159,136,454	$1	$329,133	$(319,887)	$9,247

Balance—December 31, 2023	154,332,366	$1	$327,280	$(271,723)	$55,558
Common shares issued upon vesting of restricted share units, net of withholding	2,895,489	—	(98)	—	(98)
Share-based compensation		—	842	—	842
Net loss		—		(9,634)	(9,634)
Balance—March 31, 2024	157,227,855	$1	$328,024	$(281,357)	$46,668
Common shares issued upon vesting of restricted share units, net of withholding	267,187	—	(20)	—	(20)
Share-based compensation	—	—	237	—	237
Net loss	—	—	—	(11,057)	(11,057)
Balance—June 30, 2024	157,495,042	$1	$328,241	$(292,414)	$35,828
Common shares issued upon vesting of restricted share units, net of withholding	267,187	—	(15)	—	(15)
Share-based compensation	—	—	217	—	217
Net loss	—	—	—	(5,787)	(5,787)
Balance—September 30, 2024	157,762,229	$1	$328,443	$(298,201)	$30,243
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30, (unaudited)
	2025	2024
Cash flows from operating activities:
Net loss	$(18,318)	$(26,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,650	7,505
(Gain)/Loss on disposal of assets	(2,217)	17
Change in fair value of financial instruments	2,869	(702)
Convertible debenture and other accrued interest	2,223	2,836
(Gain)/loss on foreign currency transaction	1,418	(870)
Changes in right-of-use assets	1,348	1,373
Share-based compensation	512	1,296
Allowance for credit losses	(107)	138
Inventory provision	24	3,926
Other	(8)	507
Changes in operating assets and liabilities:
Accounts receivable, net	191	(167)
Inventories, net	(781)	(1,884)
Prepaid expenses and other current assets	(389)	1,305
Accounts payable, accrued and other liabilities	(1,215)	(1,266)
Operating lease obligations	(1,751)	(1,701)
License and media rights	—	(5,000)
Other operating assets and liabilities, net	(695)	(304)
Net cash used in operating activities	(12,246)	(19,469)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(650)	(3,631)
Proceeds from sale of assets	122	33
Net cash used in investing activities	(528)	(3,598)
Cash flows from financing activities:
Other financing activities	(34)	(133)
Net cash used in financing activities	(34)	(133)
Net decrease in cash and cash equivalents	(12,808)	(23,200)
Cash and cash equivalents —beginning of period	22,618	47,820
Cash and cash equivalents —end of period	$9,810	$24,620
Non-cash activities:
Non-cash purchase of property and equipment and intangible assets	—	(8)
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
The Company's current product categories include full spectrum hemp extract oil tinctures (liquid product), gummies, capsules, soft-gels, CBD topical creams and lotions, broad-spectrum botanical CBD gummies, functional mushroom gummies, and pet products. The Company's products are distributed through its e-commerce website, third-party e-commerce websites, select distributors, and health practitioners.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of September 30, 2025 and its results of operations for the three and nine months ended September 30, 2025 and 2024, cash flows for the nine months ended September 30, 2025 and 2024, and stockholders' equity for the three and nine months ended September 30, 2025 and 2024. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements. Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 19, 2025.
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
Revenue Recognition
The majority of the Company's revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer e-commerce website, as well as distributors, and health practitioners. The service revenue is attributable to the Company and DeFloria Inc. ("DeFloria") entering into a Master Services Agreement ("Services Agreement") in which the Company is compensated for the provision of certain services to DeFloria. Refer to Note 3 for additional disclosure on the DeFloria Service Agreement. The following table sets forth the disaggregation of the Company's revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue	11,428	12,513	36,346	36,541
Service revenue	75	74	225	459
Total revenue	$11,503	$12,587	$36,571	$37,000
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This guidance modernizes and clarifies the accounting model for costs related to internal-use software, eliminating the historically used stage-based framework. The new guidance supersedes ASC 350-50 on website development costs, folding relevant guidance into ASC 350-40. ASU 2025-06 is effective for the Company beginning after December 15, 2027, and early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the effect of adopting this ASU.
In July 2025, the FASB issued ASU 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance relates to estimating credit losses under CECL (Current Expected Credit Losses) for current accounts receivable and current contract assets. The guidance provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period. ASU 2025-05 is effective for the Company beginning after December 15, 2025. The Company is currently evaluating the effect of adopting this ASU.

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
In December 2023, the FASB issued a final standard on improvements to income tax disclosures, ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 is effective for the Company beginning with its fiscal year ended December 31, 2025 and will be disclosed in the Financial Statements reported in our Annual Report on Form 10-K filed with the SEC for such period. The Company is currently evaluating the impact, if any, that the updated standard will have on the Company's consolidated financial statements and related disclosures.
3. FAIR VALUE MEASUREMENT
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$—	$—
Debt interest rate conversion feature	—	—	590	590
Total financial assets	$—	$—	$590	$590

Investment in unconsolidated entity:	$—	$—	$9,300	$9,300

Financial liabilities:
Debt conversion option	$—	$1,651	$—	$1,651

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$52	$52
Debt interest rate conversion feature	—	—	1,023	$1,023
Total financial assets	$—	$—	$1,075	$1,075

Investment in unconsolidated entity:	$—	$—	$10,800	$10,800

Financial liabilities:
Debt conversion option	$—	$786	$—	786

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
There were no transfers between levels of the fair value hierarchy and there were no changes in the fair value methodologies during the three and nine month periods ended September 30, 2025 and the year ended December 31, 2024.
Investment in Unconsolidated Entity
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA BioSciences PBC ("AJNA"), and a subsidiary of British American Tobacco PLC ("BAT"). AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by members of the Stanley Brothers. The seven Stanley brothers (the "Stanley Brothers") founded CWB Holdings, Inc. (predecessor to Charlotte's Web, Inc).
As of September 30, 2025, BAT holds an equity interest in DeFloria in the form of approximately 2,000,000 or 100% preferred units (200,000 preferred units as of September 30, 2024) following its $10 million initial investment and has the right to participate in future equity issuances to maintain its pro rata equity position. In 2024, BAT and AJNA invested an additional $5 million and $2 million, respectively, into DeFloria in exchange for a convertible debenture. The Company and AJNA each hold 4,000,000 or approximately 50% (400,000 common shares as of September 30, 2024), respectively, of DeFloria's voting common units following a 1-10 stock split when DeFloria converted from a Limited Liability Company to a Corporation. The Company's contribution to DeFloria is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a supply agreement with DeFloria, under which the Company supplies the oils at cost used to produce and develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise, and the provision of clinical services. DeFloria used the investments for the clinical development of a hemp botanical Investigational New Drug application and has concluded Phase I clinical development.
Concurrently with the formation of DeFloria, the Company was issued a warrant to purchase 865,052 shares of Class A Common Stock of AJNA for an exercise price of $2.89 per share. Management determined the warrant should be accounted for in accordance with ASC 321, which requires the warrant to be measured at fair value at issuance and subsequently remeasured at fair value each reporting period. All changes from the remeasurement of the warrant will be recorded as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of September 30, 2025, AJNA warrants have expired and as such have no value.
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
The investment has been remeasured at fair value at each reporting date, with changes recognized in the condensed consolidated statements of operations as changes in fair value of financial instruments for the period. For the three months ended September 30, 2025 and September 30, 2024, a loss of $300 and a gain of $200, respectively, related to the investment in DeFloria, was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. Additionally, for the nine months ended September 30, 2025 and September 30, 2024, a loss of $1,500 and a gain of $400, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the DeFloria investment represents an investment of $9,300 and $10,800, respectively, within the condensed consolidated balance sheets.
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
The following additional assumptions are used in the model:

	September 30,	December 31,
	2025	2024
Expected term (years)	5.0	5.3
Volatility	88.0%	83.6%
Risk-free interest rate	3.7%	4.4%
Expected dividend yield	—%	—%
Discount for lack of marketability	32.0%	31.0%
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
For the three months ended September 30, 2025 and September 30, 2024, a gain of $101 and $259, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. Additionally, for the nine months ended September 30, 2025 and September 30, 2024, a loss of $477 and a gain $105, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the debt interest rate conversion feature represents a financial asset of $590 and $1,023, respectively, within Derivative assets in the condensed consolidated balance sheets.
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

	September 30,	December 31,
	2025	2024
Stated interest rate	5.0%	5.0%
Adjusted interest rate	1.5%	1.5%
Implied debt yield	9.8%	9.9%
Federal regulation probability	Various	Various
Year of event	Various	Various
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
For the three months ended September 30, 2025 and September 30, 2024, a loss of $1,001 and a gain of $1,338, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. For the nine months ended September 30, 2025 and September 30, 2024, a loss of $839 and a gain of $1,558, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the debt conversion option represents a financial liability of $1,651 and $786, respectively, within derivative and other long-term liabilities in the condensed consolidated balance sheets.
The following table provides the assumptions regarding Level 2 fair value measurements inputs at their measurement dates:

	September 30,	December 31,
	2025	2024
Expected volatility	87.9%	87.9%
Expected term (years)	4.1	4.9
Risk-free interest rate	3.9%	4.5%
Expected dividend yield	—%	—%
Value of underlying share	C$0.24	C$0.13
Exercise price	C$2.00	C$2.00
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
The Company elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the condensed consolidated statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. For the nine months ended September 30, 2025, the Company determined that there is a highly unlikely probability that the Company will exercise the SBH Purchase Option. As such the company recognized a loss of $52 within change in fair value of financial instruments in the condensed consolidated statements of operations, and the SBH Purchase Option represents a financial asset of nil within Derivative assets in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2024 the Company recognized a loss of $375 and $1,360, respectively, related to the SBH Purchase Option within change in fair value of financial instruments in the condensed consolidated statements of operations. As of December 31, 2024, the SBH Purchase Option represents a financial asset of $52 within Derivative assets in the condensed consolidated balance sheets.
The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise. As of September 30, 2025, the value of the SBH Purchase Option was nil as the exercising of the option is considered highly unlikely. The following additional assumptions are used in the fair value model of the SBH Purchase Option as of December 31, 2024:

December 31,
2024
Expected volatility	112.0%
Expected term (years)	1.2
Risk-free interest rate	4.9%
Weighted average cost of capital	52.9%
4. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2025	2024
Harvested hemp and seeds	$2,047	$2,312
Raw materials	11,275	11,903
Finished goods	7,498	6,268
	20,820	20,483
Less: inventory provision	(994)	(1,576)
Total inventory	$19,826	$18,907

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
5. LICENSE AND MEDIA RIGHTS
MLB Promotion Rights Agreement
On October 11, 2022, the Company entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into a strategic partnership with MLB to promote the Company’s new NSF-Certified for Sport® product line. On May 13, 2025, the Company and MLB entered into a letter agreement ("PRA Letter Agreement") terminating the MLB Promotional Rights Agreement and waiving the Company's obligation to pay the remaining aggregate rights fee of $18 million for the remainder of the term of the MLB Promotional Rights Agreement.
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
As of September 30, 2025 and December 31, 2024, the carrying value of the licensed properties was $0 and $11,691, respectively, recorded as a license and media rights asset within the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the carrying value of the media rights was $0 and $3,000, respectively, recorded as a prepaid asset and a license and media rights asset within the condensed consolidated balance sheets. For the three months ended September 30, 2025 and September 30, 2024, the Company paid MLB $0 and $2,500, respectively, as part of the committed cash payments, and recognized $0 and $1,774, respectively, in amortization expense related to the license and media right assets. For the nine months ended September 30, 2025 and September 30, 2024, the Company paid MLB $0 and $5,000, respectively, as part of the committed cash payments, and recognized $0 and $3,773, respectively, in amortization expense related to the license and media right assets. Licensed properties were amortized straight line and media rights were amortized as incurred.
6. DEBT
Convertible Debenture
On November 14, 2022, the Company entered into the Subscription Agreement with BT DE Investments, Inc., providing for the issuance of a $56.8 million (C$75.3 million) convertible debenture. The debenture is denominated in Canadian Dollars ("CAD" or "C$"). The debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The debenture will accrue interest at a stated annualized rate of 5.0% until such time that there is federal regulation permitting the use of CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the stated annualized rate of interest shall reduce to 1.5%. Interest is accrued annually and payable on the maturity date or date of earlier conversion. The maturity date for the debenture is November 14, 2029.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
The following is a summary of the Company's convertible debenture as of September 30, 2025:

	As of September 30, 2025
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$62,300	$(13,481)	$48,819
The following is a summary of the Company's convertible debenture as of December 31, 2024:

	As of December 31, 2024
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$58,172	$(14,541)	$43,631
The debenture was C$75.3 million per the subscription agreement and translated to USD on the transaction date. For the three months ended September 30, 2025 and September 30, 2024, the Company recognized a foreign currency gain of $1,100 and a loss of $533, respectively, related to the net carrying value of the debenture within the condensed consolidated statement of operations. Additionally, for the nine months ended September 30, 2025 and September 30, 2024, the Company recognized a foreign currency loss of $1,438 and a gain of $822, respectively, related to the net carrying value of the debenture within the condensed consolidated statement of operations.
Interest is accrued annually and payable on the maturity date or date of earlier conversion. On conversion, accrued interest will either be converted into common shares equal to the amount of accrued interest or will be paid in cash if agreed with the Lender. As of September 30, 2025 and December 31, 2024, the principal amount of the debenture includes $8,301 and $6,078, respectively, of accrued interest expense. The following is a summary of the interest expense and amortization expense, recorded within the statement of operation, of the Company's convertible debenture for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$752	$724	$2,223	$2,178
Amortization of debt discounts and costs	550	458	1,527	1,286
Total interest and amortization expense	$1,302	$1,182	$3,750	$3,464
7. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of September 30, 2025 there is no litigation pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
8. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 0.34 to 9.42 years, some of which include options to extend the leases for up to five years. Generally, the lease agreements do not include options to terminate the lease.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
Maturities of operating lease liabilities as of September 30, 2025 are as follows:

Operating Leases
2025 (3 months remaining)	$549
2026	2,176
2027	1,844
2028	1,762
2029	1,806
Thereafter	10,078
Total lease obligation	18,215
Less: Imputed interest	(4,260)
Total lease liabilities	13,955
Less: Current lease liabilities	(1,401)
Total non-current lease liabilities	$12,554
9. SHAREHOLDERS’ EQUITY
As of September 30, 2025 and December 31, 2024, the Company’s share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no preferred shares have been issued or are outstanding.
Common Shares
As of September 30, 2025 and December 31, 2024, the Company was authorized to issue an unlimited number of common shares, which have no par value.
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
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(5,818)	$(5,787)	$(18,318)	$(26,478)
Weighted-average number of common shares - basic	159,107,206	157,495,042	158,583,107	156,921,955
Dilutive effect of stock options and awards	—	—	—	—
Weighted-average number of common shares - diluted	159,107,206	157,495,042	158,583,107	156,921,955
Loss per common share – basic and diluted	$(0.04)	$(0.04)	$(0.12)	$(0.17)
As of September 30, 2025 and September 30, 2024, potentially dilutive securities include stock options, restricted share units, common share warrants, and convertible debenture conversion. When the Company recognizes a net loss from continuing operations, all potentially

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each period are presented in the table below:

	Three and Nine Months Ended September 30,
	2025	2024
Outstanding options	3,189,744	3,742,095
Outstanding restricted share units	4,663,762	4,956,167
Total	7,853,506	8,698,262
The Company's debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The Company can settle the convertible debenture in shares. If the convertible debenture in diluted EPS is anti-dilutive, or if the conversion value of the debenture does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the three and nine months ended September 30, 2025 and September 30, 2024, the price of the Company’s shares did not exceed the conversion price and therefore there was no impact to potential common share diluted EPS during those periods.
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
There were no options granted nor exercised for the nine months ended September 30, 2025 and 2024. Detail of the number of stock options outstanding for the nine months ended September 30, 2025 under the Company's 2015 legacy option plan and the Company's amended 2018 long term incentive plan (collectively, the "Plans") is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,513,079	$0.88	7.30	$—
Granted	—	—
Exercised	—	—
Forfeited (and expired)	(323,335)	0.60
Outstanding as of September 30, 2025	3,189,744	$0.91	6.69	$—

Exercisable/vested as of September 30, 2025	2,982,939	$0.95	5.83	$—
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the Company's amended 2018 long term incentive plan (the "2018 Plan"). The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments up to four years. Upon vesting, one share of the Company’s common shares is issued for each restricted share unit

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the nine months ended September 30, 2025 and 2024 was $278 and $1,024, respectively.
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	4,485,077	$0.26
Granted	2,601,433	$0.09
Forfeited	(921,344)	$0.14
Vested	(1,126,913)	$0.25
Shares withheld upon vesting	(374,491)	$0.25
Outstanding as of September 30, 2025	4,663,762	$0.19
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the three months ended September 30, 2025 and 2024 was $145 and $217, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations. Share-based compensation expense for all equity arrangements for the nine months ended September 30, 2025 and 2024 was $512 and $1,296, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations.
As of September 30, 2025, $729 of total unrecognized share-based compensation expense related to unvested options granted to employees is expected to be recognized over a weighted-average period of 1.97 years.
12. INCOME TAXES
The Company reported income tax benefit of $36 and $0 for the three months ended September 30, 2025 and 2024, respectively. Additionally, income tax benefit (expense) for the nine months ended September 30, 2025 and 2024 was of $38 and $(62), respectively. The Company's effective tax rate as of September 30, 2025 and September 30, 2024 was (0.1)% and 0.2%, respectively. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the nine months end September 30, 2025 and September 30, 2024, respectively, primarily due to the valuation allowance and the establishment of a naked credit related to the Company's investment in DeFloria.

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
The CODM assesses performance for this segment and decides how to allocate resources based on pre-tax net income/(loss) that is reported on the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. For the three months ended September 30, 2025 and 2024, the segment's revenues and pre-tax net loss were $11,503 and $12,587;

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
and $5,854 and $5,787, respectively. Additionally, for the nine months ended September 30, 2025 and 2024, the segment's revenues and pre-tax net loss were $36,571 and $37,000; and $18,356 and $26,416, respectively. There are no differences between segment revenues, pre-tax net loss and the Company's consolidated revenues and pre-tax net loss.
General Information
Factors used to Identify Reportable Segments: The Company operates as a single reportable segment, focusing primarily on the production and sale of hemp-based CBD wellness products.
Products and Services: The Company's revenue is primarily derived from the production and sale of hemp-based CBD wellness products.
Chief Operating Decision Maker (CODM): The Company's Chief Executive Officer, Chief Financial Officer, Chief Operations Officer, and Chief People Officer.
Measure of Segment Profit or Loss and Total Assets: The CODM evaluates performance and allocates resources based on pre-tax net income/(loss), as presented in the accompanying financial statements. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Significant Segment Expenses
The following significant expenses were reviewed by the CODM for the three months ended September 30, 2025 and 2024: Cost of goods sold $7,026 and $5,914, respectively; Selling, general, and administrative expenses $9,731 and $12,693, respectively; Change in fair value of financial instruments loss of $1,200 and a gain of $1,422, respectively; and Depreciation and Amortization $1,689 and $2,523, respectively.
The CODM reviewed the following for the nine months ended September 30, 2025 and 2024 : Cost of goods sold $19,874 and $20,834, respectively; Selling, general, and administrative expenses $31,371 and $42,700 respectively; Change in fair value of financial instruments a loss of $2,869 and a gain of $702, respectively; and Depreciation and Amortization $4,650 and $7,505, respectively.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
Reconciliation to Consolidated Financial Statements
As the Company operates as a single reportable segment, the amounts presented above align directly with the consolidated totals in the financial statements.

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	2025	2024	2025	2024
Product Revenue	$11,428	$12,513	$36,346	$36,541
Service Revenue	75	74	225	459
Total Revenue	$11,503	$12,587	$36,571	$37,000

Cost of goods sold	7,026	5,914	19,874	20,834
Gross profit	$4,477	$6,673	$16,697	$16,166
Gross profit %	38.9%	53.0%	45.7%	43.7%

Selling, general, and administrative expenses	9,731	12,693	31,371	42,700
Operating loss	$(5,254)	$(6,020)	$(14,674)	$(26,534)

Change in fair value of financial instruments	(1,200)	1,422	(2,869)	702
Other income (expense), net	600	(1,189)	(813)	(584)
Loss before provision for income taxes	$(5,854)	$(5,787)	$(18,356)	$(26,416)

Other segment information
Depreciation/Amortization			4,650	7,505
Total assets			81,599	119,644
Long-term liabilities			63,479	72,918
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
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of approximately 2,000,000 preferred units following its initial $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of September 30, 2025,

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(unaudited)
and December 31, 2024, the remaining note receivable of $28 and $71, respectively is presented in other assets in the condensed consolidated balance sheets.
On April 6, 2023, the Company and DeFloria entered into a supply agreement in which the Company shall supply raw material that will be used in the development of the new drug. The price charged by the Company is at cost of goods sold level. For the nine months ended September 30, 2025 and September 30, 2024, the Company recognized $641 and $— in revenue and cost of goods sold, respectively, related to the supply agreement with DeFloria. Similarly, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three and nine months ended September 30, 2025, the Company recognized $75 and $225 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. For the three and nine months ended September 30, 2024, the Company recognized $74 and $459 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $1,134 and $648 as of September 30, 2025 and December 31, 2024, respectively.
On July 15, 2025, the Company entered into a promissory note, as lender, where the Company loaned $750 to DeFloria. The note and accrued interest is due and payable by DeFloria upon the later of December 31, 2026, or the date the Company shall issue and sell units of a newly-authorized series of preferred units in a bona fide financing transaction to one or more investors for aggregate cash proceeds to DeFloria or any other convertible debt of DeFloria of not less than $10 million. Upon any event of default by DeFloria under the note, which includes DeFloria’s failure to pay amounts within 3 business days of when due and breaches of DeFloria’s obligations pursuant to the note, the Company will be entitled to exercise its rights under the note. The funds will be distributed monthly between July and November 2025, and the balance of the promissory note as of September 30, 2025 is $575.
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

The Company's business consists of the farming, manufacturing, marketing, and sales of hemp-derived CBD and botanical-based wellness products. As of September 30, 2025, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, making up the majority of the revenue of the Company. products. The executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than to assess a lower-level unit of operations in isolation.
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
The Company grows its proprietary hemp domestically in the United States on farms leased in northeastern Colorado and sources hemp through contract farming operations in Arizona, Colorado, Kentucky, New Mexico and Canada. The hemp grown in Canada is utilized exclusively in the Canadian markets or for research purposes and not in the Company's products sold within the United States.
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
As of September 30, 2025, several states have adopted new regulations that will impact the Company's ability to sell certain products as currently formulated or packaged in these states. Many of these states have also implemented new THC/CBD limits, age verification, testing, labeling and packaging requirements. The Company continues to assess the business and financial impacts of the new regulations, including steps that can be taken to address the new product formulation, and labeling requirements, as well as costs and potential revenue impacts and anticipated timing for such impacts to the Company in these states.
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
Selected Financial Information

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$11,503	$12,587	$36,571	$37,000
Cost of goods sold	7,026	5,914	19,874	20,834
Gross profit	4,477	6,673	16,697	16,166
Selling, general, and administrative expenses	9,731	12,693	31,371	42,700
Operating loss	(5,254)	(6,020)	(14,674)	(26,534)
Change in fair value of financial instruments	(1,200)	1,422	(2,869)	702
Other income (expense), net	600	(1,189)	(813)	(584)
Net loss before income taxes	$(5,854)	$(5,787)	$(18,356)	$(26,416)
Total assets			$81,599	$119,644
Total liabilities			$72,352	$89,401
For The Three Months Ended September 30, 2025 and 2024
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors. Service revenue is attributable to the Company and DeFloria entering into Services Agreement pursuant to which the Company is compensated for the provision of certain services to DeFloria

	Three Months Ended September 30,		% Change
	2025	2024
Product revenue	11,428	12,513	(8.7)%
Service revenue	75	74	1.4%
Total revenue	$11,503	$12,587	(8.6)%
Total revenue for the three months ended September 30, 2025, was $11,503, a decrease of 8.6% compared to the three months ended September 30, 2024. The decrease is driven by the Company's decision to shift the majority of the B2B business to a more margin-accretive distributor model. This strategy provides savings in selling, general and administrative expenses and is part of the overall cost efficiency direction. The Company saw a decrease in B2B revenues of approximately $1.1 million or 48% for the quarter compared to prior year.
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

The components of cost of goods sold are as follows:

	Three Months Ended September 30,		% Change
	2025	2024
Inventory expensed to cost of goods sold	3,934	4,068	(3.3)%
Inventory provision, net	28	—	100.0%
Other production costs	2,026	927	118.6%
Service costs	75	75	—%
Depreciation and amortization	963	844	14.1%
Cost of goods sold	$7,026	$5,914	18.8%
Cost of goods sold increased 18.8% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to increased production and depreciation costs. The Company has experienced lower inventory turns as a result of lower revenues, this has resulted in higher inventory variances impacting our cost leverage.
Depreciation and amortization expense for the three months ended September 30, 2025 and September 30, 2024 was $1,689 and $2,523, respectively, of which $963 and $844, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $726 and $1,679, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, revenue mix between DTC e-commerce and B2B, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit for the three months ended September 30, 2025 and September 30, 2024 is as follows:

	Three Months Ended September 30,		% Change
	2025	2024
Gross profit	$4,477	$6,673	(32.9)%
Gross margin	38.9%	53.0%	(14.1)%
Gross profit was $4.5 million or 38.9% of revenue for the three months ended September 30, 2025, compared to $6.7 million, or 53.0% of revenue for the the three months ended September 30, 2024. Gross margin compression resulted from a one-time $0.5 million B2B retail chargeback reserve related to the B2B transition, as well as higher Cost of Goods Sold due to temporary scaling inefficiencies associated with the transition to in-house manufacturing operations. Excluding these anomalies, the underlying gross profit model remains aligned with the Company's historical 50% range.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Three Months Ended September 30,		% Change
	2025	2024
Selling, general, and administrative expenses	$9,731	$12,693	(23.3)%
Total Selling, general, and administrative expenses for the three months ended September 30, 2025 and September 30, 2024 were $9,731 and $12,693, respectively. The amended MLB Promotional Rights Agreement resulted in a decrease in amortization expense related to MLB assets of approximately $1.8 million compared to the three months ended September 30, 2024. Additionally, the decrease is due to operating expense reductions. The Company made additional cost cutting measures in the third quarter to further align with current revenue levels.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended September 30, 2025 and September 30, 2024 were $726 and $1,679, respectively. The decrease was due to the decrease in amortization related to the amended MLB agreement, offset by higher depreciation for in sourcing of inventory production.
Total research and development costs expensed to Selling, general, and administrative expense for the three months ended September 30, 2025 and September 30, 2024 were $475 and $556, respectively. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing hemp cannabinoid science through research programs that provide a better understanding of the possible therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Three Months Ended September 30,		% Change
	2025	2024
Change in fair value of financial instruments	$(1,200)	$1,422	(184.4)%
Total change in fair value of financial instruments for the three months ended September 30, 2025 and September 30, 2024 was a net loss of $1,200 and a net gain of $1,422, respectively. For the three months ended September 30, 2025, primarily due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature resulting in a net loss of $0.9 million, compared to a net gain of $1.6 million for the three months ended September 30, 2024. The fair value of the Company's embedded derivatives and options are revalued at each reporting date with changes impacted by variability in the Company's share price and implied debt yields.
For the Nine Months Ended September 30, 2025 and 2024
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website, and distributors. Service revenue is attributable to the Company and DeFloria entering into the Services Agreement pursuant to which the Company is compensated for the provision of certain services to DeFloria.

	Nine Months Ended September 30,		% Change
	2025	2024
Product revenue	$36,346	$36,541	(0.5)%
Service revenue	225	459	(51.0)%
Total revenue	$36,571	$37,000	(1.2)%
Total revenue for the nine months ended September 30, 2025 was $36,571, a decrease of 1.2% compared to the nine months ended September 30, 2024.
Total product revenue for the nine months ended September 30, 2025 was $36,346, representing a 0.5% decrease compared to the nine months ended September 30, 2024. The decrease is due to the Company's decision to shift the majority of the B2B business to a distribution model during the third quarter. This channel has had declining revenue and profit margin. B2B revenue decreased by approximately $2.4 million or 19% for the nine months ended September 30, 2025, partially offset by an increase in DTC revenue $1.6 million or 7% over the period.

Service revenue for the nine months ended September 30, 2025 was $225 or a decrease of 51.0%, compared to the nine months ended September 30, 2024. On February 12, 2024, the Company and DeFloria entered into a Master Services Agreement ("Services Agreement") in which the Company is compensated for certain services to DeFloria. DeFloria has concluded Phase I clinical trials, as such the service revenue has been decreased for Phase II.
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
The components of cost of goods sold are as follows:

	Nine Months Ended September 30,		% Change
	2025	2024
Inventory expensed to cost of goods sold	11,689	11,766	(0.7)%
Inventory provision, net	24	3,926	(99.4)%
Other production costs	5,363	2,133	151.4%
Service costs	225	460	(51.1)%
Depreciation and amortization	2,573	2,549	0.9%
Cost of goods sold	$19,874	$20,834	(4.6)%
Cost of goods sold decreased 4.6% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was primarily due to the prior year period including a $3.9 million non-cash inventory provision related to wholesale hemp biomass transactions partially offset by an increase in variable operating costs in the current period, including startup costs associated with the transition to in-house gummy production and expanded product offerings. The decrease was partially offset by an increase in production costs related to higher inventory variances due to lower turning revenue.
Depreciation and amortization expense for the nine months ended September 30, 2025 and September 30, 2024 was $4,650 and $7,505, respectively, of which $2,573 and $2,549, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $2,077 and $4,956, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC e-commerce and B2B, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit for the nine months ended September 30, 2025 and September 30, 2024 is as follows:

	Nine Months Ended September 30,		% Change
	2025	2024
Gross profit	$16,697	$16,166	3.3%
Gross margin	45.7%	43.7%	4.6%
Gross profit increased 3.3% year-over-year for the nine months ended September 30, 2025.The increase is primarily related to the absence of the inventory provision of $3.9 million for the nine months ending September 30, 2025. Partially offset by gross margin compression resulted from a one-time $0.5 million B2B retail chargeback reserve related to the B2B transition, as well as higher Cost of Goods Sold due to temporary scaling inefficiencies associated with the transition to in-house manufacturing operations.

Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Nine Months Ended September 30,		% Change
	2025	2024
Selling, general, and administrative expenses	$31,371	$42,700	(26.5)%
Total selling, general, and administrative expenses for the nine months ended September 30, 2025 and September 30, 2024 were $31,371 and $42,700, respectively. The 26.5% decrease was primarily attributable to a reduction in amortization expense of $3.8 million related to the termination of the MLB Promotional Rights Agreement. The remaining decrease is due to cost cutting measures in personnel costs undertaken by the Company between the comparable periods. These measures included adjusting the size of the workforce to properly align with the revenue scope, as well as improving the Company's insurance program and aligning with more cost-efficient software options and improved operating efficiencies.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the nine months ended September 30, 2025 and September 30, 2024 were $2,077 and $4,956, respectively. The decrease was due to the decrease in amortization related to the amended MLB agreement.
Total research and development costs expensed to Selling, general, and administrative expense for the nine months ended September 30, 2025 and September 30, 2024 were $1,500 and $1,955, respectively. Research and development expenses primarily include personnel costs related to the Company's R&D science division as well as R&D related projects advancing hemp cannabinoid science through research programs that provide a better understanding of the possible therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Nine Months Ended September 30,		% Change
	2025	2024
Change in fair value of financial instruments	$(2,869)	$702	(508.7)%
Total change in fair value of financial instruments for the nine months ended September 30, 2025 and September 30, 2024 was a loss of $2,869 and a gain of $702, respectively. The change in fair value of financial instruments was primarily due to a loss of $1.5 million for the nine months ended September 30, 2025, compared to a gain of $0.4 million for the nine months ended September 30, 2024 in the investment of DeFloria. The decrease was primarily due to the financial projections extended for an additional year based on timing of completing clinical trials. Additionally, the loss was due to a change in fair value of debt conversion option of $0.8 million. The option is valued using the Black-Scholes option pricing model and an increase in the Company share price for the nine month ending September 30, 2025 caused the change during the period.
Liquidity and Capital Resources
The Company’s objective when managing its liquidity and capital resources is to provide sufficient short and long-term liquidity to fund net operating losses and capital expenditures while executing strategic growth plans. In the near to mid-term, it is focused on reducing negative cash flows from operations.
As of September 30, 2025 and December 31, 2024, the Company had total current liabilities of $8,873 and $15,936, respectively, and cash and cash equivalents of $9,810 and $22,618, respectively, to meet its current obligations.
The Company expects a reduction in overall selling, general, and administrative expenses in the remainder of 2025 as a result of several actions taken in the second half of 2024, as well as additional reductions projected in the second half of 2025. This includes improvements in operating efficiency throughout the business, cost savings from a more efficient e-commerce platform and associated information technology upgrades, and a data-driven reorganization of its B2B business and retail partnering strategies.
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
Cash Flows
Cash from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(12,246)	$(19,469)
For the nine months ended September 30, 2025,the decrease in cash used in operations is primarily due to operating cost saving measures, as well as, a reduction in payments associated with the MLB Promotional Rights Agreement, compared to $5.0 million for the nine months ended September 30, 2024. The decrease is partially offset by increased inventory cost related to the ramp on manufacturing in-sourcing and rebranding costs.
Cash from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Net cash used in investing activities	$(528)	$(3,598)
For the nine months ended September 30, 2025, the project to in-source topical and gummy production is complete resulting in a decrease in cash used in investing activities compared to the nine months ended September 30, 2024.
Cash from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Net cash used in financing activities	$(34)	$(133)
For the nine months ended September 30, 2025, the change was primarily due to the vesting of restricted stock units.

Off-Balance Sheet Arrangements
As of September 30, 2025 and December 31, 2024, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
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
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA and BAT. AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of approximately 2,000,000 preferred units following its initial $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of September 30, 2025, and December 31, 2024, the remaining note receivable of $28 and $71, respectively is presented in other assets in the condensed consolidated balance sheets.
On April 6, 2023, the Company and DeFloria entered into a supply agreement in which the Company shall supply raw material that will be used in the development of the new drug. The price charged by the Company is at cost of goods sold level. For the nine months ended September 30, 2025 and September 30, 2024, the Company recognized $641 and $— in revenue and cost of goods sold, respectively, related to the supply agreement with DeFloria. Similarly, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three and nine months ended September 30, 2025, the Company recognized $75 and $225 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. For the three and nine months ended September 30, 2024, the Company recognized $74 and $459 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $1,134 and $648 as of September 30, 2025 and December 31, 2024, respectively.
On July 15, 2025, the Company entered into a promissory note, as lender, where the Company loaned $750 to DeFloria. The note and accrued interest is due and payable by DeFloria upon the later of December 31, 2026, or the date the Company shall issue and sell units of a newly-authorized series of preferred units in a bona fide financing transaction to one or more investors for aggregate cash proceeds to DeFloria or any other convertible debt of DeFloria of not less than $10 million. Upon any event of default by DeFloria under the note, which includes DeFloria’s failure to pay amounts within 3 business days of when due and breaches of DeFloria’s obligations pursuant to the note, the Company will be entitled to exercise its rights under the note. The funds will be distributed monthly to DeFloria between July and November 2025, and the balance of the promissory note as of September 30, 2025 is $575.
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
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the condensed consolidated statements of operations. There were no impairment losses recognized for the three and nine months ended September 30, 2025 and 2024, respectively.

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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2019. The Company has recorded an uncertain tax position as of September 30, 2025 and December 31, 2024. The Company's policy is to recognize interest and penalties on taxes, if any, within the condensed consolidated statements of operations as income tax expense.
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
Any product that does not meet the customer's expectations can be returned within the first 30 days of delivery in exchange for another product or for a full refund. Generally, any product sold through a distributor must be returned to the original purchase location for any return or exchange. The Company accounts for customer returns utilizing the "expected value method." Expected amounts are excluded from revenue and recorded as a "refund liability" that represents the Company's obligation to return the customer’s consideration. Estimates are based on actual historical and current specific data.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information under this item is not required to be provided by smaller reporting companies.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of September 30, 2025, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2024 includes a detailed discussion of our risk factors under the heading "Part I, Item 1A—Risk Factors." Except as set forth below, there have been no material changes from such risk factors during the quarter ended September 30, 2025. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2024 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CHARLOTTE'S WEB HOLDINGS, INC.

November 12, 2025	By:	/s/ Erika Lind
(Date)		Erika Lind
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Morachnick	Chief Executive Officer (Principal Executive Officer)	November 12, 2025
William Morachnick

/s/ Erika Lind	Chief Financial Officer (Principal Financial Officer)	November 12, 2025
Erika Lind