Form 10-K
period 2025-12-31
Charlotte's Web Holdings, Inc.
filed 2026-03-31
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting and no-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of the Registrant's Common Stock on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $13.5 million.
The registrant had outstanding 159,683,953 shares of common stock as of March 26, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III.

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
•The designation of cannabinoids as a New Dietary Ingredient (NDI) or as an impermissible adulterant is uncertain.
•The FDA interpretation of the Investigational New Drug ("IND") Preclusion could be disruptive to the Company’s ability to sell its products.
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
•Regulatory uncertainty with respect to anti-money laundering laws and regulations impact on the CBD and cannabis-related businesses, if revised or resolved unfavorably to the Company’s interests, may have an adverse effect on the Company’s business.
•The Company could be adversely affected by violations of the Corruption of Foreign Public Officials Act (Canada), the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws.
•As a cannabis-related business, the Company may have difficulty accessing banking services due to the current illegality of marijuana under federal law.
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
•The Company’s products have a stated shelf life and product inventory may reach its expiration prior to sale.
•The Company’s quality control systems may not prove successful.
•The Company depends on various third parties for the supply, manufacture, and testing of some of the Company’s products. No assurance can be given that these relationships will continue on favorable terms, or at all.
•The Company’s manufacturers and suppliers must meet cGMP requirements, and failure on their part to do so could have adverse consequences for the Company.
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
•The Company may be unable to obtain or maintain farming contracts sufficient for its hemp cultivation needs.
•Climate change could exacerbate certain of the risks inherent in the Company’s agricultural relationships.
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
•If the Company unable to protect the confidentiality of its trade secrets, the value of its technology could be materially adversely affected and the business would be harmed.
•Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies and the Company's patent protection could be reduced or eliminated for non-compliance with these requirements.
•The Company may become involved in lawsuits to protect or enforce its patents or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.
•Third parties may initiate legal proceedings alleging that the Company is infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of the business.
•The Company is involved in litigation, including class action litigation, and there may be additional litigation in the future in which it will be involved.
•Trade secrets may be difficult to protect.
•The Company’s status as a public benefit company may not result in the benefits that the Company anticipates.
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
•Tariffs on imported packaging and raw materials could increase costs and have an adverse impact on the Company’s financial condition and results of operations.
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
•The Company’s internal controls over financial reporting may not be effective, and the Company’s independent auditors may be unwilling or unable to provide the Company, when required, with an attestation report on the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.
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

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2025

PART I

Item 1. Business
General
Charlotte's Web Holdings, Inc., ("Charlotte's Web", the "Company" or "we"), a benefit company under the Business Corporations Act (British Columbia) ("BCBCA"), S.B.C. 2002, c. 57, as amended, including the regulations promulgated thereunder, headquartered in Louisville, Colorado, was incorporated under the BCBCA on May 18, 2018 under the name Stanley Brothers Holdings Inc. On July 12, 2018, the Company changed its name to Charlotte's Web Holdings, Inc. On August 29, 2018, the Company filed articles of amendment to amend its share capital in connection with its initial public offering to authorize the issuance of common shares ("Common Shares"), preferred shares and proportionate voting shares ("Proportionate Voting Shares") of the Company. On November 3, 2021, all outstanding Proportionate Voting Shares of the Company were converted by way of mandatory conversion in accordance with the Company's Articles and at the discretion of the Company, into Common Shares. Pursuant to the Company's Articles, the Company is no longer authorized to issue additional Proportionate Voting Shares. The Company's Common Shares are listed on the Toronto Stock Exchange ("TSX") under the symbol, "CWEB". The Company's Common Shares are also quoted on the over-the-counter stock market, the OTCQB, in the United States under the symbol, "CWBHF".
The Company is a market leader in the United States in innovative hemp extract and other botanical-based wellness products under a family of brands which includes Charlotte’s Web™, CBD Medic™, and CBD Clinic™. Charlotte's Web branded premium quality full-spectrum cannabidiol ("CBD") products start with proprietary hemp genetics that are 100% North American farm grown and manufactured into hemp extracts containing naturally occurring phytocannabinoids including CBD, cannabichromene ("CBC"), cannabigerol ("CBG"), cannabinol ("CBN"), terpenes, flavonoids and other beneficial hemp compounds. The Company operates from its cGMP (current good manufacturing practices) compliant production facility in Louisville, Colorado (the "LOFT") where it produces hemp oil tinctures and maintains distribution, quality control and research and development ("R&D") activities. Charlotte’s Web product categories include functional mushroom gummies, hemp extract oil tinctures (liquid products), gummies, capsules, topical creams and lotions, and pet products. Charlotte’s Web products are sold through select distributors and healthcare practitioners, as well as online through the Company’s website at www.charlottesweb.com and other third-party e-commerce sites. The information provided on the Company's website is not part of this report or any other report filed with or furnished to the SEC.
The business of the Company consists of the manufacturing, sales, and marketing of hemp-derived CBD and other botanical-based wellness products, including functional mushroom gummies. As of December 31, 2025, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, making up the majority of the revenue of the Company. The executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than assessing any lower-level unit of operations in isolation.
Hemp extracts are produced from the plant Cannabis sativa L. ("cannabis") and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol ("THC") concentration of not more than 0.3% on a dry weight basis ("hemp"). The Company is engaged in research involving a broad variety of compounds derived from hemp, as well as other botanical-based wellness products, such as functional mushrooms. Where such research indicates that a product may have a potential therapeutic use, the Company may consider pursuing development of that use in jurisdictions where it is legal to do so in accordance with applicable regulations and if consistent with the Company’s strategic vision.
The Company does not currently produce or sell medicinal or recreational marijuana or products derived from high-THC cannabis plants and does not have any plans to expand into such in the near future. On March 2, 2021, Charlotte's Web executed an Option Purchase Agreement (the "SBH Purchase Option") pursuant to which the Company had the option to acquire Stanley Brothers USA Holdings, Inc. ("Stanley Brothers USA"), a cannabis wellness incubator. The Company is not obligated to exercise the SBH Purchase Option and as such the unexercised option expired as of February 26, 2026.
The Company grows its proprietary hemp domestically in the United States through contract farming operations in Arizona, Colorado, Kentucky, New Mexico, and Canada. The hemp grown in Canada is utilized exclusively for the Canadian market and not in the Company's products sold in the United States.

The Company continues to invest in R&D efforts to identify new product opportunities. Management is working to expand the Company’s production capacity, and to find opportunities for continuous improvement in the supply chain, including in-sourcing production to reduce its dependence on third party contract manufacturers. The Company may consider expanding its product line beyond hemp-based products and functional mushrooms should the science and the Company’s strategic vision support such expansion.
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
On April 6, 2023, the Company jointly formed an entity, DeFloria, Inc. ("DeFloria"), with AJNA BioSciences PBC ("AJNA"), and a subsidiary of British American Tobacco PLC (LSE: BATS and NYSE: BTI) ("BAT"). The entity was established to pursue FDA-approval for a botanical drug to target a neurological condition. The Company and AJNA each hold 4,000,000, or approximately 50%, respectively, of the entity’s voting common units. Additionally, AJNA holds an additional $2 million secured convertible indenture that can be converted upon an additional qualified financing or upon maturity of such indenture. BAT holds an equity interest (a) in the form of 2,000,000 or 100% preferred units, and (b) a $5 million secured convertible indenture that can be converted upon an additional qualified financing or upon maturity of such indenture.
In October 2022, the Company entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into an exclusive strategic partnership with MLB. On May 13, 2025, the Company and MLB entered into a letter agreement (the "PRA Letter Agreement") terminating the MLB Promotional Rights Agreement and waiving the Company's obligation to pay the remaining aggregate rights fee of $18 million for the remainder of the original term of the MLB Promotional Rights Agreement.
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
Benefit companies also are required under the BCBCA to publish on their websites and provide to their Shareholders an annual benefit report that assesses, against a selected third-party standard, their performance in carrying out the commitments set out in the benefit company’s benefit provisions. The Company’s annual benefit report discloses, in relation to the most recently completed fiscal year, (a) a fair and accurate description of the ways it demonstrated commitment to conducting its business in a responsible and sustainable manner, and to promoting the public benefits specified in its Articles; (b) a record of assessment based on a third-party standard; and (c) the circumstances, if any, that hindered the Company’s endeavors to carry out the commitments set out in the Company’s benefit provisions. For so long as the Company is a benefit company under the BCBCA, the Company will include an annual benefit report as part of its annual proxy materials sent to its Shareholders and post the report to its website.
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
On October 11, 2022, the Company entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into an exclusive strategic partnership with MLB. In consideration for the MLB Promotional Rights Agreement, the Company paid MLB over the term of the MLB Promotional Rights Agreement, a promotional rights fee and a royalty on the Company’s gross revenue from MLB branded products of the Company sold after prior sales of all such branded products exceeded $18.0 million. The Company also entered into a subscription agreement (the "Subscription Agreement") pursuant to which the Company issued to MLB Common Shares equal to four percent (4%) of the Company’s fully diluted outstanding Common Shares (such Common Shares, the "MLB Shares"). The total number of MLB Shares issued to MLB was 6,119,121 common shares of the Company, issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated under the Securities Act. The Company did not receive any proceeds in respect of the MLB Shares.
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
On April 6, 2023, the Company issued a press release announcing the formation of an entity with AJNA , and a subsidiary of BAT for the purpose of clinical development of a novel hemp botanical IND application.
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
Effective August 28, 2023, the Company appointed Sarah Cambridge as Chief Accounting Officer of the Company.
On September 13, 2023, the Company issued a press release announcing the appointment of Mr. Bill Morachnick as Chief Executive Officer, effective as September 13, 2023 and the departure of Mr. Tortoroli as the Company’s Chief Executive Officer and Director. The Company also announced the rejection of the offers to resign of John Held, Thomas Lardieri, Alicia Morga and Jacques Tortoroli that had been offered pursuant to the Company’s Majority Voting Policy.
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
Effective February 12, 2024, the Company and DeFloria entered into a Master Services Agreement, pursuant to which the Company will be compensated for the provision of certain services to DeFloria.
On April 29, 2024, the Company announced that John Held, Thomas Lardieri, and Alicia Morga would not stand for re-election at the Company's 2024 Annual General and Special Meeting.
On June 14, 2024, the Company announced that following the 2024 AGM, the Board of Directors of the Company was comprised of Angela McElwee, Jonathan Atwood, Matthew McCarthy, Bill Morachnick, Jared Stanley, and Maureen Usifer.
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
On February 24, 2025, the Company announced that DeFloria received notification from the FDA which allows DeFloria to proceed with Phase 2 human clinical trials.
On May 13, 2025, the Company and MLB entered into a letter agreement (the "PRA Letter Agreement") terminating the MLB Promotional Rights Agreement and waiving the Company's obligation to pay the remaining aggregate rights fee of $18 million for the remainder of the original term of the MLB Promotional Rights Agreement.
On May 27, 2025, the Company introduced Brightside™ — a new line of low-dose THC gummies featuring four formulations — Recover, Unwind, Focus, and Knockout. Brightside gummies combine micro- to moderate doses of THC with synergistic cannabinoids.
On July 15, 2025, the Company entered into a promissory note, as lender, where the Company loaned $750,000 to DeFloria, Inc. The promissory note and accrued interest is due and payable by DeFloria upon the later of (a) December 31, 2026, or (b) the date the Company shall issue and sell units of a newly-authorized series of preferred units (or similar securities or instruments) in a bona fide financing transaction to one or more investors for aggregate cash proceeds to the Company or any other convertible debt of the Company of not less than ten million dollars ($10,000,000).

On July 31, 2025, the Company announced the departure of Stephen Rogers as Senior Vice President - General Counsel and Corporate Secretary. Ms. Mindy Garrison, the Company’s Chief People Officer, assumed the role of Corporate Secretary.
On September 16, 2025, Mr. Jonathan Atwood notified the Company of his intention to resign from his position as a member of the Board of Directors of the Company (and any committees upon which he sits) effective October 1, 2025.
Effective November 1, 2025, the Board of Directors of the Company, appointed Borgia Walker to the Company’s Board of Directors. Ms. Walker was appointed as the designee to the Board of Directors by BAT, pursuant to the Investor Rights Agreement between the Company and BT DE Investments Inc., dated November 14, 2022.
On December 18, 2025, the Company announced its participation as a CBD provider supporting the treatment of senior oncology patients under a pilot program being initiated by the Center for Medicare and Medicaid Innovation (CMMI).
Financial Year Ending December 31, 2026
On March 30, 2026, the Company announced that it has entered into an agreement to complete a transaction with BAT comprised of two components: (i) amendment and conversion of BAT’s outstanding C$75.3 million convertible debenture, as well as, all accrued interest, into Charlotte’s Web's common shares at a conversion price of C$0.94 per share; and (ii) a concurrent additional equity investment by BAT of $10 million (approximately C$13.8 million at current exchange rates) by way of a private placement at a price equal to the greater of (a) C$0.94 per share, and (b) a dollar amount equal to the maximum discount available pursuant to section 607 of the TSX Company Manual applied to the 5-day volume weighted average price of the Company’s common shares on the TSX prior to the closing date (collectively, the “Transaction”). The Transaction will result in the issuance of approximately 110 million Charlotte's Web's common shares to BAT and represents a total equity commitment of approximately C$103 million (approximately $75 million). Completion of the Transaction is subject to, among other conditions, TSX and shareholder approval. The Company's shareholders will be asked to approve the Transaction at an annual general and special meeting of the shareholders to be held on or about May 28, 2026
Business of the Company
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
The above statements capture the essence of the Company’s business strategy and the pioneering vision of its founders. The Company strives to realize significant growth by expanding further into the health and wellness sector, while capitalizing on the Company’s unique differentiators to create sustainable value. This commitment to innovation has translated into a deliberate broadening of the Company's product portfolio beyond its core full-spectrum CBD offerings. In 2024, Charlotte's Web expanded into minor cannabinoids with the launch of Stay Asleep CBN Gummies — the first CBN sleep product supported by peer-reviewed research — and extended its botanical expertise into the functional mushroom wellness category with a targeted line of hemp-free Functional Mushroom Gummies. In 2025, the Company launched CBG Focus & Attention Gummies, addressing the growing nootropics market, and introduced Brightside™, a precision-formulated line of federally compliant, hemp-derived low-dose THC gummies featuring proprietary TiME INFUSION® rapid-onset technology.In accordance with the Company’s social responsibility goals, Charlotte’s Web supports several non-profit organizations that utilize its products or that further consumer education, advocacy, and research in the hemp, CBD and wellness marketplaces.
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

Historically, the health and wellness benefits of hemp-based products focused on protein and nutritional oil content. Hemp seeds are known to provide both protein and valuable omega fatty acids. However, beginning with the publication of United States Patent No. 6,630,507 (cannabinoids as antioxidants and neuroprotectants) issued to the United States Department of Health and Human Services on October 7, 2003, consumer interest surrounding the health and wellness benefits of cannabinoids grew significantly. This interest continued until the passage of 2014 Farm Bill, which created a path for institutions of higher education and state departments of agriculture to cultivate hemp for research purposes under certain conditions.
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
Product Overview
Product Portfolio The Company offers a mix of products that have been strategically developed to fit with its objective of delivering a full suite of best-in-class FSHE wellness products that meet its customers’ demands for stringent quality and consistency. The Company currently markets its products under the "Charlotte’s Web", "Brightside", "CBD Clinic", and "CBD Medic" trade names. The Company’s current product categories include human ingestible products (tinctures, capsules, and gummies), topicals, pet products, and broad-spectrum products.
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
Gummies The Company’s FSHE gummies are made from whole-plant hemp extract and nutraceutical blends, and are flavored with natural juices. Hemp-derived THC gummies are made from isolates made from whole-plant extract and are flavored with natural juices. These products are meant to be consumed by direct ingestion.
Topicals The Company’s topical products are delivered in cream, balm, gel, roll-on, ointment, other cosmetic type forms. These products are combinations of hemp, plant-based oils, herbal extracts and other ingredients. Topical products are meant to be applied externally by topical application.
Pet The Company's pet products are currently intended for canine use. Ingestible pet products are delivered in liquid (drops) and solid (chew) forms. Ingredients are a combination of oil and FSHE. Liquid canine products are delivered in coconut-based MCT oil with or without flavor. The liquid and solid products are meant to be consumed by direct ingestion.
Mushrooms Gummies The Company's line of adaptogenic mushroom gummies is formulated with high-quality mushrooms and functional botanicals for direct ingestion. These products are hemp-free and expand the Company's commitment to providing effective science supported plant-based wellness solutions.
Key Competitive Advantages of Product Offering
In addition to the Charlotte’s Web brand and substantial goodwill generated from the Company’s legislative efforts and media exposure, the Company believes the following are also competitive advantages of the Company:

a.Cultivation Experience and Capacity — With years of experience in plant cultivation, the Company has selected prime farmland to grow its hemp with access to substantial additional farmland for future capacity. The Company believes there is no other entity in the world with more experience bringing large-scale, hemp-based operations to the market while maintaining impeccable product quality.
b.Industry-leading Manufacturing Capability — Charlotte's Web leases a 136,610-square-foot industrial building located in Louisville, Colorado, which houses its primary production and R&D divisions. This facility is staffed with professional personnel responsible for production management, quality control/assurance, analytical chemistry, product development and process engineering to ensure product quality. This facility is also the location of corporate functions, including HR, IT, Finance, Sales and Marketing.
c.Control of Supply Chain — The Company is substantially vertically-integrated and maintains control over its proprietary genetics throughout the entire cultivation and extraction processes — from seed/clone to packaged products. The Company currently uses in-house manufacturing for its gummies and topical products. Additionally, select contract manufacturers are utilized for some gummies, topicals, pet and gel caps who manufacture products according to the Company’s specifications and standards. Some companies in the CBD industry produce their products from imported hemp pastes of unknown origin, quality, and purity.
d.Rigid Quality Management System — The Company has implemented a rigid quality management system that includes documented internal quality processes and both internal and independent third-party testing laboratories.
e.Proprietary Genetics — The Company has been granted U.S. and Canadian Utility Patents covering hemp varieties as it advances the science of hemp horticulture. The Company believes that the positive media exposure surrounding its proprietary strains has made Charlotte’s Web one of the most sought-after brands in the emerging hemp and CBD markets.
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
The Company has sought trademark and patent protection in the United States, Canada and other countries. The Company’s patent portfolio (patents and patent applications) covers, among other things, its plant genetics, extraction and cannabinoid isolation, and conversion processes and designs. There can be no guarantee, however, that the Company’s efforts to secure trademark or patent protection will be successful. The duration of the protection afforded by the Company’s registered intellectual property varies by the nature of the registration, but it manages renewals and notices on an on-going basis to ensure that the Company’s intellectual property is protected to the full extent possible under applicable law. See Item 1A - "Risk Factors – Risks Relating to the Company's Business and Industry – The Company's intellectual property may be difficult to protect."
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
Cultivation Overview The Company has grown its proprietary hemp plants in Arizona, Colorado, Kentucky, New Mexico, and Canada on owned and/or leased farmland operated by the Company or third-party farming operators. The Company is actively involved in all aspects of genetics development, propagation, seed production, cultivation, and harvesting. All hemp cultivation activities are done under the oversight of, and licensed by, each state’s Department of Agriculture, or Health Canada, each of which rigorously tests the Company’s crops to ensure compliance with each department’s hemp programs (including THC content of less than 0.3% on a dry weight basis). The Company and its third-party farming operators are in compliance with the regulations as outlined by Health Canada and each applicable Department of Agriculture and all hemp produced and sold by the Company constitutes hemp under the 2018 Farm Bill, as well as the laws of the states in which it produces and sells such hemp.
Cultivation Research & Development Since its first crop production in 2014, the Company has taken a leadership position in advancing the technology surrounding all aspects of hemp production. The Company’s R&D efforts are being driven both by the increasing demand for the Company’s products and its desire to create an expanded portfolio of products that serve the customers’ needs.
Breeding Division The breeding division's main purpose is to expand the Company’s proprietary hemp variety portfolio. This allows for successful cultivation expansion in both US and international markets, as well as creating innovative cannabinoid development for expanded product development. The breeding program has a variety of patents, including hemp hybrid varieties with proven disease resistance and increased yield which lowers cultivation costs of production. In addition to hybrid development, the division oversees the Company’s seed production and supply, import/export requirements, R&D hemp regulatory compliance, assists in state and federal legislative efforts and supports cultivation operations.
Harvesting Harvesting continues to be a significant challenge in the broader hemp industry with current practices following the processes of the tobacco industry. Once the plants are harvested from the fields, they are hung upside down in outdoor dry structures. The dried plants are then further processed off the plant stalk for final storage. If processed at the correct moisture content, the shelf life of the harvested plants is proven to remain stable for at least four years. However, this method of drying creates scalability issues and can also cause potency loss in the raw material. With this harvesting process, there are limitations applicable to both available infrastructures and labor in agricultural regions. To mitigate these challenges, the Company has focused its Arizona, Colorado, Kentucky, New Mexico, and Canada cultivation teams on the development of new, more scalable processes to mechanize harvesting without sacrificing quality. The Company has successfully scaled the harvesting and drying process and believes it has enough capacity to meet the Company’s needs.
Manufacturing The Company’s manufacturing operations are centered around the quality of its products and the efficiency of their production. The Company has proprietary extraction processes and recently developed the next generation of processes and equipment to serve the Company’s expanding production requirements and product offerings. The Company operates its finished products manufacturing in accordance with cGMP to create high quality products in the market.
In 2020, the Company began operating from the LOFT, its 136,610-square foot manufacturing and extraction, warehouse, and distribution facility. The LOFT has been constructed using state of the art processes and equipment to deliver superior products to the Company’s customers. The facility efficiently executes the Company’s core competencies in R&D, product development, quality control, tincture manufacturing and filling, and product delivery. In 2025, the Company began manufacturing gummy and topical products at the LOFT. The Company believes it has sufficient capabilities to meet its core production requirements over the long term. The facility also has been designed to accommodate incremental manufacturing capacity as business needs require, including the strategic in-sourcing of contract manufactured products beyond tinctures.

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
Quality Management Systems In 2020, the Company obtained NSF's certification for current Good Manufacturing Practices for dietary supplements (NSF 455-2). NSF International’s dietary supplements certification is a globally recognized standard that establishes requirements for finished products and ingredients used, and is considered the gold standard for products in the dietary supplement space.
Additionally, in January 2022, the Company achieved International Organization for Standardization (ISO) 17025 accreditation on its internal laboratory quality systems and chemistry methodology. In November 2025, the Company expanded its ISO 17025 accreditation to include its microbiology methodologies. This accreditation certifies that the Company meets the technical and quality benchmarks set by ISO for testing laboratory quality systems and analytical chemistry and microbiology testing methodology.
The Company employs current cGMPs at each stage of its production. Adherence to cGMP regulations assures the strength, quality, purity, and composition of products by requiring that manufacturers adequately design, monitor, and control manufacturing operations. This includes establishing strong quality management systems, obtaining appropriate quality raw materials, establishing comprehensive standard operating procedures, detecting and investigating product quality deviations and maintaining reliable testing practices. This formal system of controls helps in preventing instances of contamination, deviations, failures, and errors. This ensures products manufactured under cGMP meet quality standards.
The Company’s products meet regulatory guidelines for contaminants and are tested by independent third-party laboratories. Products are tested for, among other items: cannabinoid potency, residual solvents, microbial contaminants, mycotoxins, heavy metals, and pesticides.
To create the highest quality products, the Company closely controls every step in the growing and manufacturing processes. This includes procedures and controls on the propagation and cultivation, hemp refinement, ingredient sourcing, manufacturing, packaging, and distribution processes. The control and visibility maintained through the Company’s substantial vertical integration allows for the continual monitoring and refinement of critical processes, resulting in high quality standardized products.
Sales and Distribution Strategy The Company’s products are distributed through its e-commerce website (www.charlottesweb.com), third-party e-commerce websites, select distributors, and healthcare practitioners. The Company’s products are sold in chiropractic and doctors’ offices, direct delivery services, and pet stores.
The Company sells its CBD CLINIC products into the practitioner market comprised of naturopathies, chiropractors, acupuncturists, physical and massage therapists, and functional practitioners, and continues to expand the total number of healthcare practitioners in the CBD CLINIC network. The market for the CBD CLINIC products is primarily served through national distributors. The Company believes that it can continue to capture and increase its market share in this market by increasing its sales and marketing efforts targeted at this market.

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
The Company currently has a portfolio of pending U.S. plant, utility and design patent applications directed to Charlotte's Web’s most promising plant genetics, proprietary extraction technology, cannabinoid isolation methods and cannabinoid conversion processes and industrial designs. The Company also has trademark registrations and pending applications for core Company brands, including registrations for the CHARLOTTE'S WEB mark in the U.S. and Canada.
The Company now has earned a total of seven U.S. Utility Patents covering hemp varieties as it advances the science of hemp horticulture. The Company also has five Canadian Utility Patents covering the 'CW1AS1', 'Lindorea', 'Kirsche', 'AF15B15-21', and ‘EM15B2A170' hemp varieties.
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

Patent / Publication Type of IP / Jurisdiction	Title / Inventor(s) / Assignee (s)	Status / Comments
US 11,666,016 2023-06-06 Utility - United States	HEMP PLANT NAMED 'AF14B15-21' Campbell, Brian CHARLOTTE'S WEB, INC.	ISSUED Related Technologies: •Protection for 'AF14B15-21' hemp line.
US 10,653,085 2020-05-19 Utility - United States	HEMP PLANT NAMED 'CW1AS1' Stanley, Joel Reel, Keri CHARLOTTE'S WEB, INC.	ISSUED Related Technologies: •Protection for 'CW1AS1' hemp line.
US 10,736,295 2020-08-11 Utility - United States	HEMP PLANT NAMED 'CW1AS1' Stanley, Joel Reel, Keri CHARLOTTE'S WEB, INC.	ISSUED Related Technologies: •Protection for 'CW1AS1' hemp line.

Patent / Publication Type of IP / Jurisdiction	Title / Inventor(s) / Assignee (s)	Status / Comments
US 10,888,059 2021-01-12 Utility- United States	HEMP PLANT NAMED 'LINDOREA' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'LINDOREA' hemp line. .
US 10,888,060 2021-01-12 Utility- United States	HEMP PLANT NAMED 'KIRSCHE' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'KIRSCHE' hemp line.
US 11,503,787 2022-11-22 Utility- United States	HEMP PLANT NAMED 'EM15B2A170' Campbell, Brian CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'EM15B2A170' hemp line.
US 12,382,891 2025-08-12 Utility- United States	HEMP PLANT NAMED 'CW-676' Campbell, Brian CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'CW-676' hemp line.
CA 3,101,952 2022-01-25 Utility- Canada	HEMP PLANT NAMED 'CW1AS1' Stanley, Joel Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'CW1AS1' hemp line. .
CA 3,169,404 2023-02-07 Utility- Canada	HEMP PLANT NAMED 'LINDOREA' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'LINDOREA' hemp line. .
CA 3,169,446 2023-03-07 Utility- Canada	HEMP PLANT NAMED 'KIRSCHE' Reel, Keri CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'KIRSCHE' hemp line.

Patent / Publication Type of IP / Jurisdiction	Title / Inventor(s) / Assignee (s)	Status / Comments
CA 3,155,121 2023-01-31 Utility- Canada	HEMP PLANT NAMED 'AF14B15-21' Campbell, Brian CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'AF14B15-21' hemp line.
CA 3,157,865 2023-02-07 Utility- Canada	HEMP PLANT NAMED 'EM15B2A170' Campbell, Brian CHARLOTTE’S WEB, INC.	ISSUED Related Technologies: •Protection for 'EM15B2A170' hemp line.
The Company is subject to certain risks related to its intellectual property. For more information, see "Risk Factors –Risks Relating to the Company's Business and Industry – The Company’s intellectual property may be difficult to protect."
Employees and Human Capital As of December 31, 2025, the Company had 107 full time employees. Of these employees, 52 were employed in manufacturing operations positions, 29 were employed in sales and marketing positions, 20 were employed in general, quality, and administrative positions, 3 were employed in cultivation positions, and the remaining 3 employees were engaged in R&D aspects of the business.
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
The 2018 Farm Bill permanently removed hemp and its derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers from the purview of the CSA. Hemp is now deemed an agricultural commodity, and is no longer classified as a controlled substance, like marijuana. Furthermore, by defining hemp to include its derivatives, extracts, and cannabinoids,1 Congress impliedly removed popular hemp products, such as hemp-derived CBD, from the purview of the CSA. Accordingly, the U.S. Drug Enforcement Agency ("DEA") no longer has regulatory authority to interfere with the interstate commerce of hemp products, so long as the THC level of such products is at or below 0.3% on a dry weight basis. The 2018 Farm Bill also provides that state and Native American tribal governments may impose separate restrictions or requirements on hemp growth and the sale of hemp products, but they cannot interfere with the interstate transportation or shipment of lawfully produced hemp or hemp products. As a result of the 2018 Farm Bill, federal law now provides that CBD derived from hemp is not a controlled substance under the CSA. However, federal legislation enacted in November 2025 revised the federal definition of “hemp” to, among other changes, require that hemp and intermediate hemp-derived cannabinoid products contain a total THC concentration (including THCA) of no more than 0.3% on a dry weight basis, with an effective date of November 12, 2026. The law also limits final hemp products intended for human or animal use (ingestion, inhalation, topical use) to no more than 0.4 milligrams of total THC per container. Although this change would significantly impact the entire hemp supply chain, including the vast majority of hemp products in the market, several legislative efforts are underway to repeal or amend these provisions before they take effect in November 2026. States take varying approaches to regulating the production and sale of hemp and hemp-derived CBD. A number of states prohibit the sale of ingestible CBD products based on the FDA's position that, pursuant to the Federal Food, Drug and Cosmetic Act (the "FD&C Act"), it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. Several states have also enacted or are
1 Agriculture Improvement Act of 2018 (section 10113) (defining hemp under the Agricultural Marketing Act of 1946, 7. U.S.C. 1621).

considering enacting sales channel limitations, THC limits and age-related sales restrictions for hemp-derived products. In addition, some states have adopted or are considering adopting total THC limits that align with the new federal requirements.
The Company's activities related to the production, marketing and sale of its products comply with the 2018 Farm Bill, as applicable to its operations. However, certain government agencies (such as the FDA) and certain federal officials have challenged the scope of permissible commercial activity. FDA representatives, for example, have stated they believe that producers of some CBD-based products, including the Company, produce and sell their products in violation of the FD&C Act. Similarly, the Company’s marketing activities fall within the FDA’s jurisdiction, and in 2017, the FDA issued a Warning Letter to the Company for FD&C Act non-compliance, which the Company has responded to, in part to comply with the Warning Letter and in part to challenge FDA’s assertions in the letter. The Company has not received a response from the FDA and the Warning Letter remains open. Over the past several years, FDA has issued numerous Warning Letters to companies marketing CBD products with disease or unlawful drug claims. The letters reiterate the agency’s position that CBD cannot be added to food and dietary supplements and targeted companies whose products violated the FD&C Act’s prohibition against: i) marketing CBD as or in a dietary supplement, human and animal food, or food additives; ii) marketing a dietary supplement, human and animal food, or cosmetic with disease or drug claims (i.e., claims suggesting that a product is intended to treat, cure, or prevent disease); iii) including a substance in human or animal food when that substance is not GRAS; and iv) selling products that are misbranded due to their failure to include "adequate directions for use by a layperson". The FDA’s enforcement against the sale and marketing of CBD products has to date been limited to the issuance of Warning Letters, although enforcement could include civil and criminal penalties. The legal status of CBD non-drug products remain under active consideration by the FDA as of the date of this Form 10-K, as the agency continues to evaluate the potential regulatory frameworks that should apply to hemp-derived products intended for non-drug uses. In January 2023, the FDA issued a statement concluding that existing regulatory frameworks for dietary supplements and foods are not appropriate for CBD due to potential safety risks, and that it will work with Congress to develop an appropriate pathway for the regulation of CBD products. While the Company disagrees with the position of the FDA, there is a risk that this agency could take enforcement or regulatory actions against the Company.
Legal barriers applicable to, and risks associated with, selling hemp and hemp-derived CBD products result from a number of factors, including the fact that hemp and marijuana are both derived from the Cannabis sativa L. plant, the uncertainty with respect to the newly enacted federal THC limits, the rapidly changing patchwork of state laws governing hemp and hemp-derived CBD, and the FDA’s position that it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, i.e., the FDA’s position that CBD cannot be marketed in a dietary supplement on the basis that substantial clinical trials studying CBD as a new drug were made public prior to the marketing of any food or dietary supplement containing CBD, and therefore food or dietary supplements are precluded from containing this ingredient, referred to as the IND Preclusion. However, the Company believes that the removal of hemp and its extracts, including CBD, from the CSA pursuant to the 2018 Farm Bill, and the establishment of multiple state regulatory frameworks that permit the sale of hemp-derived CBD products are positive developments. Currently, it is unclear whether Congress will move forward with legislation to allow CBD in dietary supplements in light of the FDA’s determination that a new regulatory pathway is needed. Timing for the FDA to develop a new pathway is also uncertain, but is likely to take several years. In addition, several members of Congress have voiced their support for legislation that would amend or repeal the changes to the definition of hemp, and the Administration has also signaled its support for changes to federal hemp policy through the President’s Executive Order addressing hemp regulation, which may also influence FDA’s efforts to regulate hemp products.
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

The 2014 Farm Bill In 2014, Congress enacted the 2014 Farm Bill. The 2014 Farm Bill, the provisions of which expired as of December 31, 2021, authorized institutions of higher education and state departments of agriculture (and their contractual designees) to cultivate hemp, notwithstanding the CSA or any other federal law, provided that certain conditions are met. The scope of the 2014 Farm Bill was limited to cultivation that was: (a) for research purposes (inclusive of market research, which multiple federal agencies have confirmed includes commercial sales with a research purpose); (b) part of an "agricultural pilot program" or other agricultural or academic research; and (c) permitted by state law. Many states that adopted pilot programs under the 2014 Farm Bill have since replaced them with approved programs under the 2018 Farm Bill, which is further described below.2
FDA Approval of Epidiolex On June 25, 2018, the FDA issued to GW Pharmaceuticals plc its approval for Epidiolex, the first cannabis-derived prescription medicine to be available in the U.S. The active ingredient in Epidiolex is CBD isolate created from marijuana-based plants.
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
The 2018 Farm Bill amends the Agricultural Marketing Act of 1946 to categorize hemp as an agricultural commodity under the regulatory purview of the USDA in coordination with state departments of agriculture. Although the USDA is the primary federal regulatory agency overseeing hemp cultivation in the United States, states, U.S. territories, and Indian tribes desiring to obtain (or retain) primary regulatory authority over hemp activities within their borders are allowed to do so after submitting a plan for regulation to the USDA, and receiving approval from the USDA for the same. Pursuant to the 2018 Farm Bill, states, U.S. territories, and tribal governments can adopt their own regulatory plans for hemp cultivation, even if more restrictive than federal regulations, so long as the plans meet minimum federal standards and are approved by the USDA. Hemp cultivation in states and tribal territories that do not choose to submit their own plans (and that do not prohibit hemp cultivation) will be governed by USDA regulation.
On January 19, 2021, the USDA released the USDA Final Rule ("USDA FR"), which governs the domestic production of hemp under the 2018 Farm Bill. The USDA FR also specifies the provisions that a state or tribal hemp plan must contain to be in compliance with the 2018 Farm Bill. To date, the USDA has approved over 90 state and tribal hemp production plans.
As noted above, state and tribal governments may impose separate restrictions or requirements on hemp cultivation and the sale of hemp products; however, states may not interfere with the interstate transportation or shipment of lawfully produced hemp or hemp products. This was confirmed in a May 2019 memorandum released by the USDA’s Office of General Counsel. That memorandum reiterated that, due to enactment of the 2018 Farm Bill, states and Native American tribes may not prohibit the interstate transportation or shipment of hemp lawfully produced under the 2014 or 2018 Farm Bills.
2 https://www.ams.usda.gov/rules-regulations/hemp/state-and-tribal-plan-review.

It is important to note that the 2018 Farm Bill preserves the authority and jurisdiction of the FDA, under the FD&C Act, to regulate the manufacture, marketing, and sale of food, drugs, dietary supplements, and cosmetics, including products that contain hemp extracts and derivatives, such as CBD. As a result, the FD&C Act will continue to apply to hemp-derived food, drugs, dietary supplements, and cosmetics introduced, or prepared for introduction, into interstate commerce. As a producer and marketer of hemp-derived products, the Company must comply with the FDA regulations applicable to manufacturing and marketing of FDA-regulated products. See "FDA Regulation", below.
As of late 2025, the FDA has issued over 100 Warning Letters to companies marketing unapproved cannabis products, including those made from hemp.3 These Warning Letters reference violations of the FD&C Act, including marketing CBD products claiming to treat medical conditions in humans and animals, promoting CBD products as dietary supplements, adding CBD to human and animal foods, producing products with delta-8 THC, and selling CBD products that people may confuse for traditional foods and beverages or in forms that are appealing to children.
On January 26, 2023, the FDA issued a statement denying three Citizen Petitions that had asked the agency to conduct rulemaking to allow the marketing of CBD products as dietary supplements, and further stated that a new regulatory pathway would benefit consumers by providing safeguards and oversight to manage and minimize risks related to CBD products. The agency suggested that Congress create a new regulatory pathway that balances individuals' access to CBD products with the necessary oversight to manage risks, adding that it is prepared to work with Congress on this matter.
In addition, the Federal Trade Commission ("FTC") has pursued enforcement actions against companies making deceptive marketing claims related to CBD products, including scientifically unsupported claims about the products’ ability to treat serious health conditions, such as cancer, heart disease, and Alzheimer’s disease. On December 20, 2022 the FTC released a new Health Products Compliance Guidance. The document replaces and expands upon previous guidance focused on substantiating health-related claims for dietary supplements, clarifying that the scope will cover all health-related product advertising.4 The guidance describes in detail the amount and type of evidence needed to substantiate health-related claims, with more emphasis on the fact that the FTC, as a general rule, expects high quality randomized, placebo-controlled human clinical trials. On April 13, 2023, the FTC sent the Company and over 600 other companies a Notice of Penalty Offense letter.5 The Notice letters are intended to put advertisers on notice that they should avoid deceiving consumers with advertisements that make unsubstantiated product claims. However, the letters are not Warning Letters and do not indicate or allege any wrongdoing, and it does not appear that the FTC engaged in subsequent enforcement action against any of the companies that received the letters.
On July 5, 2023, the FDA and FTC jointly issued cease-and-desist letters to six companies for marketing "copycat" food products containing delta-8 THC6. Similar to the FDA Warning Letters issued in November 2022, the letters assert that the products are adulterated foods that can easily be mistaken for traditional foods like chips, cookies, candy, gummies or other snack food items and raised concerns that such products can be accidentally ingested by consumers, including children, or consumed at higher amounts than intended.
On July 16, 2024, the FDA and FTC issued a second set of cease-and-desist letters to five companies marketing delta-8 THC products that resemble popular snacks and treats popular with children. Like the previous letters, the FTC stated that manufacturers’ online marketing of the products were deemed to be unfair or deceptive practices that put the health of young children at risk. These letters are part of the FDA and FTC’s ongoing joint effort to take action against companies selling copycat food products containing delta-8 THC7.
Beyond the Notice of Penalty Offense letters and letters to delta-8 THC marketers, the FTC has not publicly initiated compliance or enforcement actions involving hemp product marketers, or marketers of dietary supplements, food, and cosmetics generally. FTC representatives under the current administration have also indicated that they believe the Health Products Compliance Guidance does not have the force of law, which suggests that the FTC is unlikely to pursue investigations based on the positions outlined in the guidance. However, the FTC continues to actively enforce against potential violations of its Made in the U.S.A. rule and deceptive practices related
3 https://www.fda.gov/news-events/public-health-focus/warning-letters-cannabis-derived-products
4 https://www.ftc.gov/system/files/ftc_gov/pdf/Health-Products-Compliance-Guidance.pdf.
5 https://www.ftc.gov/system/files/ftc_gov/pdf/Sample-cover-letter-substantiaton.pdf.
6https://www.ftc.gov/news-events/news/press-releases/2023/07/ftc-sends-cease-desist-letters-fda-companies-selling-edible-products-containing-delta-8-thc.
7https://www.ftc.gov/news-events/news/press-releases/2024/07/ftc-fda-send-second-set-cease-desist-letters-companies-selling-products-containing-delta-8-thc.

to subscription programs and other online services. Scrutiny of social media marketing practices, e.g., disclosures of material connections by influencers, and deceptive practices related to product reviews are also priorities for the FTC.
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
The DEA IFR has caused consternation throughout the hemp industry because of concerns that it confuses the legality of in-process hemp extract material that may temporarily and unintentionally exceed 0.3% delta-9 (before returning to or below 0.3% delta-9 THC in finished form). However, DEA spokesperson Sean Mitchell has indicated that the DEA is aware of the hemp industry’s policy concerns and "has higher enforcement priorities, such as opioids and methamphetamine." To date, the DEA has not enforced the IFR and the Company believes the DEA IFR is improper and unconstitutional. It is possible that legal protections for in-process hemp extract and issues such as raising the THC limit for hemp in the field and establishing permissible THC levels in finished hemp products may be addressed in new federal legislation, regulation, or a definitive judicial interpretation of existing legislation and rules.
Congress Currently, the timing for legislation that may include changes to the definition of hemp and a new potential regulatory pathway for CBD developed by the FDA is uncertain. While authorizing legislation could be introduced in 2026, the FDA’s development and implementation of a new pathway would likely take several years. As such, it is possible Congress may introduce and move forward with legislation that would authorize a pathway for hemp-derived CBD in a more efficient manner, and would permit the use of CBD in dietary supplements and/or food, while also addressing the definition of hemp in the same or a separate legislative measure.
The Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026 (H.R. 5371), enacted on November 12, 2025, ended a government shutdown but included a significant, controversial provision adversely impacting the hemp industry. This act (Section 781) revised the federal definition of hemp by changing the THC concentration limit from 0.3% delta-9 THC on a dry weight basis to a total THC limit (including THCA) of 0.3% on a dry weight basis, with an effective date of November 12, 2026, giving the industry a one-year transition period to comply. The new total THC limit also applies to intermediate (i.e., in-process) hemp-derived cannabinoid products. Additional changes to the definition of hemp include limiting final hemp products intended for human or animal use (ingestion, inhalation, topical use) to no more than 0.4 milligrams of total THC per container, regardless of the container size. This would negatively impact a large percentage of existing full-spectrum, broad-spectrum, and many other hemp products in the market and throughout the supply chain, as it also impacts hemp farming and processing activities. Several legislative efforts are underway to repeal or amend these provisions before they take effect in November 2026.
President’s Executive Order On December 18, 2025, the President signed an Executive Order (“EO”) titled “Increasing Medical Marijuana and Cannabidiol Research” to accelerate federal research on medical cannabis, direct the Attorney General to expedite rescheduling marijuana from Schedule I to Schedule III under the CSA, and task federal agencies with developing a regulatory framework for hemp‑derived cannabinoid products such as CBD.8 The order recognizes the evidence and growing interest in CBD and THC for pain management, while also acknowledging that the changes in federal law taking effective in November 2026 will result in full-spectrum CBD products becoming controlled under the CSA. Thus, the order signals the Administration’s intent to work with Congress on updating the legal framework to advance research and ensure access to full‑spectrum CBD products. In November 2025, the Center for Medicare and Medicaid Services (“CMS”) issued proposed changes to its regulations covering Supplemental Benefits for the Chronically Ill to allow access to lawful hemp-derived products, including hulled hemp seed, hemp seed oil, and hemp seed protein powder.9 While the CMS proposed rule would allow only limited hemp products, during the EO’s signing ceremony, CMS Administrator Dr. Mehmet Oz announced a Medicare pilot program that would allow reimbursement for certain physician-recommended CBD products. Collectively, these actions indicate wider support for changes to the federal definition of hemp and that a lawful pathway for full-spectrum CBD is a priority for the Administration, which could positively influence federal legislative efforts. However, if these efforts are unsuccessful and
8 U.S. President, Executive Order on Increasing Medical Marijuana and Cannabidiol Research, Dec. 18, 2025, https://www.whitehouse.gov/presidential-actions/2025/12/increasing-medical-marijuana-and-cannabidiol-research/.
9 Medicare Program; Contract Year 2027 Policy and Technical Changes to the Medicare Advantage Program, Medicare Prescription Drug Benefit Program, and Medicare Cost Plan Program, 90 Fed. Reg. 54894 (Nov. 28, 2025), https://www.govinfo.gov/content/pkg/FR-2025-11-28/pdf/2025-21456.pdf the revised definition goes into effect in November 2026, it would have a have a material adverse impact on the Company’s business, financial condition and results of operations.
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
Under the 2018 Farm Bill, states retain significant discretion and authority to adopt their own regulatory regimes governing hemp production. As a result, regulation of hemp and the products derived therefrom will likely continue to vary on a state-by-state basis even though the 2018 Farm Bill has been fully implemented. In addition, states take varying approaches to regulating the production and sale of hemp-derived CBD. The majority of states explicitly authorize and regulate the sale of hemp-derived CBD products subject to certain requirements and restrictions, or otherwise provide legal protection for authorized individuals to engage in commercial hemp activities. Additionally, a number of states prohibit the sale of ingestible CBD products based on FDA’s position that, pursuant to the FD&C Act, it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. Since the Company’s products are specifically excepted from the CSA by the 2018 Farm Bill’s definition of hemp, it is the Company’s position that such state laws would specifically except them as well.
The regulatory environment at the state level for hemp-derived products is highly fragmented. States have adopted different definitions of allowable cannabinoids, potency limits, serving sizes, packaging and labeling requirements, testing requirements, age restrictions, and sales channel limitations. Several states have enacted specific rules governing hemp-derived delta-9 THC products, including potency limits, product registration and sales channel limitations. These divergent laws may require reformulation, labeling adjustments, packaging updates, and market-specific strategies. Certain products may not be legal for sale in particular states, and the Company’s distribution decisions must account for these differences. Several states are currently considering legislation imposing similar restrictions, with some contemplating updates to their laws to align with the recent federal legislative changes. The Company understands that there are risks of state and local law enforcement or regulatory action, and the state-specific requirements may vary significantly.
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

notifying the FDA. "New" dietary ingredients (i.e., dietary ingredients "not marketed in the United States before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" and is not "chemically altered". Any NDI notification must provide the FDA with evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe."13
As noted above, the FDA has taken the position that CBD cannot be marketed as a dietary supplement because it has been the subject of investigation as a new drug (referred to as "IND Preclusion"). According to the FDA, the submission of the IND for Epidiolex and Sativex by Greenwich Biosciences, the U.S. subsidiary of London-based GW Pharmaceuticals, preceded the sales and marketing of CBD as a dietary supplement. Excluded from the DSHEA definition of a dietary supplement is: "an article authorized for investigation as a new drug, antibiotic, or biological for which substantial clinical investigations have been instituted and for which the existence of such investigations has been made public, which was not before such approval, certification, licensing, or authorization marketed as a dietary supplement or as a food unless the Secretary, in the Secretary’s discretion, has issued a regulation, after notice and comment, finding that the article would be lawful under this Act."14 It is the FDA’s interpretation of the IND Preclusion that the preclusion date is the date in which it authorized the drug for investigation; however, the Company believes there are significant arguments against this position in that all conditions of the statute must be met before the IND Preclusion applies, including (1) authorization for investigation as a new drug; (2) substantial clinical investigations must be instituted; (3) such substantial investigations must be made public; and (4) all of the above must occur prior to the marketing of the article as a food or dietary supplement. In response to a Citizen Petition challenging the FDA’s application of the IND preclusion to beta-nicotinamide mononucleotide (“NMN”) on similar grounds (i.e., that the conditions of the statute were not met), the FDA rejected industry’s arguments, indicating that the agency’s position is unlikely to change with respect to the preclusion date and whether “substantial” clinical investigations must have been instituted for the IND Preclusion to apply.15 Importantly, however, the FDA reversed its position that NMN is excluded from the definition of dietary supplement under DSHEA, finding that “lawful” marketing is not required for purposes of determining whether a dietary supplement or food containing the article was marketed prior to the article being authorized for investigation as a new drug. Although the FDA’s determination is specific to NMN and other factors like safety would play a dispositive role (since the FDA had already acknowledged the safety of NMN), it does indicate that the agency may be willing to consider evidence of CBD’s marketing in dietary supplements or food prior to its investigation as a drug, which is a positive development for CBD and potentially other cannabinoids.
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
On May 2, 2023, the FDA issued the final monograph titled "Over-the-Counter (OTC) Monograph M017: External Analgesic Drug Products for Over-the-Counter Human Use." The FDA allows drug products that comply with the tentative final monograph to be
13 21 U.S. Code § 350b(a)(2).
14 21 U.S. Code § 321(ff)(3)(B).
15 U.S. Food and Drug Administration, Response Letter from FDA Human Foods Program to Natural Products Association and Alliance for Natural Health USA (September 29, 2025), https://www.regulations.gov/document/FDA-2023-P-0872-2754.

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
Inactive ingredients do not require individual approval by the FDA. The FDA evaluates an inactive ingredient within the context of an NDA. After approval of the NDA, the FDA will list the inactive ingredients in the approved drug product in the FDA’s Inactive Ingredient Database. Based on the listings in this Database, the FDA has not approved an NDA for a new drug containing CBD as an inactive ingredient. FDA does not list OTC inactive ingredients in the Inactive Ingredient Database for OTC drug products manufactured and marketed in accordance with an OTC monograph. It is the drug manufacturer’s responsibility to ensure the suitability and safety of the inactive ingredients in its OTC monographed drug products. On March 22, 2021, the FDA issued a news release announcing the issuance of Warning Letters to two companies for selling OTC products labeled as containing CBD, alleging that the products are illegally marketed unapproved drugs.16 Similar Warning Letters were issued to CBD companies in 2021 and 2022. The letters explain that, because CBD has known pharmacological effects on humans, with demonstrated risks, it cannot be legally marketed as an inactive ingredient in OTC drug products that are not reviewed and approved by the FDA. In the letters, the FDA also alleged the products are misbranded due to the prominent featuring of CBD on the labeling, which the FDA stated is misleading because it presents the CBD inactive ingredients "in a manner that creates an impression of value greater than their true functional role in the formulation." 17 Since 2022, the FDA has not issued similar letters to marketers of CBD-containing OTC products, or issued any public statements with respect to the use of CBD in OTC drugs. The agency has also removed the news release from its website.
The Company's CBD CLINIC and CBD MEDIC products are manufactured by a third-party manufacturer, Aidance Scientific, Inc. (Aidance), in an FDA-registered facility which complies with GMP requirements. The CBD CLINIC and CBD MEDIC products are manufactured under the Aidance Manufacturing, Fulfillment & Business Services Agreement and are labeled and marketed in compliance with the Over-the-Counter (OTC) Monograph M017: External Analgesic Drug Products for Over-the-Counter Human Use as described above. As such, the Company takes the position that these products are exempt from the requirements for an NDA or ANDA pre-market approval. Aidance, as the manufacturer, has registered its facility as a drug establishment and Aidance and the Company have submitted to FDA for National Drug Code ("NDC") numbers for the OTC drug products. There is no assurance that the position taken by the Company that its products are exempt from the requirements for an NDA or ANDA pre-market approval will not, in the future, be challenged by the FDA, which could result in material adverse effects to the Company and its business.
The FD&C Act provides that a substance added to food is unsafe unless the substance is GRAS ("Generally Recognized as Safe"). The FDA has not recognized CBD as GRAS for human consumption, although certain hemp seed derivatives may be considered GRAS.18 Further research is needed to determine if other cannabinoids would be considered GRAS or what steps would be necessary for them to be recognized as GRAS. In the meantime, stakeholders including the Company are collecting data to pursue a GRAS determination for CBD, as the FDA has indicated it cannot conclude that CBD is GRAS due to the current lack of information to support this determination. On March 6, 2020, the Company achieved self-affirmed GRAS status for its hemp extract, adding to the current body of scientific literature on the safe use of CBD. Enforcement of this prohibition on the use of CBD in food has been generally limited to products making unlawful drug or disease claims, with the FDA also asserting its position that CBD is not a permissible food or dietary supplement ingredient. The Company’s products containing CBD derived from hemp are not marketed or sold using claims that the products are intended to diagnose, mitigate, treat, cure, or prevent disease in violation of the FD&C Act.
Of note, the FDA is likely to issue a proposed rule that would amend the GRAS regulations to require mandatory submission of GRAS notices for both human and animal food substances that are purported to be GRAS, which would essentially eliminate the self-affirmed GRAS pathway. As of December 1, 2025, the proposed rule was pending review by the White House Office of Management and Budget, which signals that FDA could issue the rule by mid-2026 or earlier. Because GRAS reform is a high priority for the FDA and the Secretary
16 See, e.g., U.S. Food and Drug Administration, Waring Letter to Honest Globe, Inc., https://www.fda.gov/inspections-compliance-enforcement-and-criminal-investigations/warning-letters/honest-globe-inc-597177-03152021.
17 See 21 CFR 201.10(c)(4), Drugs; statement of ingredients.
18 In December 2018, FDA stated it had no questions following the submission of three GRAS notifications concluding that hulled hemp seed, hemp see protein powder, and hemp seed oil are GRAS for the intended conditions of use outlined in the notifications: https://www.fda.gov/food/cfsan-constituent-updates/fda-responds-three-gras-notices-hemp-seed-derived-ingredients-use-human-food.

of Health and Human Services, the rule may be fast-tracked with an abbreviated notice-and-comment period. However, questions have been raised about whether FDA can require mandatory GRAS submissions without federal legislation that amends the FD&C Act’s food additive provisions, raising the possibility of a legal challenge to the proposed rule. Several bills have also been introduced in Congress aimed at GRAS reform. Currently, it is unclear how these proposals would affect hemp-derived ingredients given the FDA’s position and potential for a new regulatory pathway for hemp-derived products, and any changes as the result of a new GRAS rule or legislation are not expected to take effect immediately.
As noted above, in January 2023, the FDA stated that a new regulatory pathway is necessary to provide safeguards and manage the risks related to CBD products. In the statement, the agency suggested that Congress create a new regulatory pathway that balances individuals' access to CBD products with the necessary oversight to manage these risks, adding it is prepared to work with Congress on this matter. The FDA also noted that it "will continue to take action against CBD and other cannabis-derived products to protect the public, in coordination with state regulatory partners, when appropriate" and "will remain diligent in monitoring the marketplace, identifying products that pose risks and acting within our authorities." Based on this statement, a significant shift in the enforcement landscape is not expected. In the past year, Warning Letters for cannabis-derived products have primarily focused on delta-8 THC products19.
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
Future Uncertainty of Legal Status There remain a number of considerations and uncertainties regarding the cultivation, sourcing, production, distribution, marketing and sale of hemp and products containing hemp derivatives. Applicable laws and regulations remain subject to change as there are different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses. The interplay of these federal, state, and local regulatory frameworks creates a dynamic and often uncertain regulatory environment. The Company expects continued evolution in the laws governing hemp-derived cannabinoids, including potential congressional action, FDA rulemaking, state legislation, and state agency rulemaking. The uncertainties likely cannot be resolved without further federal legislation, regulation or a definitive judicial interpretation of existing legislation and rules.
Environmental Regulation The Company’s hemp products and cultivation operations are subject to federal, state and local environmental regulations and permitting requirements regarding air emissions, water discharges and the handling and disposal of hazardous wastes, among other matters. Compliance with such regulations and requirements have not had, nor are they expected to have, any direct material effect on the Company’s capital expenditures, earnings or competitive position. However, such factors could indirectly affect the Company and its business, operations, vendors or suppliers, or could impact those with whom the Company serves or is served by in the supply chain for the Company’s products. While the Company has no reason to believe the operation of its facilities violates any such regulations or requirements, if such a violation were to occur, or if environmental regulations were to become more stringent in the future, the Company could be adversely affected.
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
The Company has sold its products in Canada, and other jurisdictions through third-party distributors who take delivery in bulk and manage individual orders. Each of these countries regulates the import of cannabis-derived products and requires some form of importation license, permit or other documentation for products. The exact nature of the importation documentation varies from country to country, and
19 https://www.fda.gov/news-events/public-health-focus/warning-letters-cannabis-derived-products is affected by various factors, including the level of THC content and the intended use of the product. For example, in certain international jurisdictions, CBD products may be regulated as a dietary supplement and subject to local packaging and labelling requirements, whereas in certain jurisdictions a prescription from a licensed medical practitioner is required. See "Risk Factors – Risks Relating to the Regulatory Environment – The Company is subject to regulations that could impact its ability to sell its product internationally."
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
The Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026 (H.R. 5371), enacted on November 12, 2025, ended a government shutdown but included a significant, controversial provision affecting the hemp industry. This act (Section 781) revised the federal definition of hemp with an effective date of November 12, 2026, giving the industry a one-year transition period to comply. Changes to the definition of hemp include limiting hemp and intermediate hemp-derived cannabinoid product to 0.3% total THC (including THCA) on dry weight basis, and limiting final hemp products intended for human or animal use (ingestion, inhalation, topical use) to no more than 0.4 milligrams of total THC per container, regardless of the container size. This would negatively impact a large percentage of existing full-spectrum hemp products in the market. Several legislative efforts are underway to repeal or amend these provisions before they take effect in November 2026. If these efforts are unsuccessful and the revised definition goes into effect in November 2026, it would have a have a material adverse impact on the Company’s business, financial condition and results of operations.
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
Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The Company’s advertising is subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act") as well as subject to regulation by the FDA under the DSHEA. In previous years, the FTC has initiated numerous investigations of dietary and nutritional supplement products and companies based on allegedly deceptive or misleading claims, and also released guidance aimed at strengthening its substantiation requirements for health-related claims. At any point, enforcement strategies of a given agency can change as a result of other litigation in the space or changes in political landscapes, and could result in increased enforcement efforts, which could materially impact the Company’s business. Additionally, some states also permit advertising and labeling laws to be enforced by state attorneys general, who may seek relief for consumers, class action certifications, class wide damages and recalls of products sold by the Company. Private litigants may also seek relief for consumers, class action certifications, class wide damages and recalls of products sold by the Company. Any actions against the Company by governmental authorities or private litigants could have a material adverse impact on the Company’s business, financial condition and results of operations.
Compliance with changes in legal, regulatory and industry standards may adversely affect the Company’s business. The formulation, manufacturing, packaging, labelling, handling, distribution, importation, exportation, licensing, sale and storage of the Company’s products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state, or local levels. The interplay of these federal, state, and local regulatory frameworks creates a dynamic and often uncertain regulatory environment. The Company expects continued evolution in the laws governing hemp-derived cannabinoids, including potential congressional action, FDA rulemaking, state legislation, and state agency rulemaking.
At the state level, the regulatory environment for hemp-derived products is highly fragmented. States have adopted different definitions of allowable cannabinoids, potency limits, serving sizes, packaging and labeling requirements, testing mandates, age restrictions, and sales channel limitations. Several states have enacted specific rules governing hemp-derived Delta-9 THC products, including potency caps and restrictions on intoxicating formulations. Others have banned certain forms of hemp-derived cannabinoids altogether, citing public health concerns. These divergent laws may require reformulation, labeling adjustments, packaging updates, and market-specific strategies. Certain products may not be legal for sale in particular states, and the Company’s distribution decisions must account for these differences.
Failure by the Company to comply with the current or evolving regulatory framework at the federal, state, and local level could have a material adverse impact on the Company’s business, financial condition and results of operations.
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

The designation of cannabinoids as a New Dietary Ingredient (NDI) or as an impermissible adulterant are uncertain. The FD&C Act requires that manufacturers who wish to market dietary supplements that contain "new dietary ingredients" ("NDI") notify the FDA with their basis for concluding that a dietary supplement containing such dietary ingredient will reasonably be expected to be safe. There is substantial uncertainty and different interpretations among state and federal regulatory agencies, legislators, academics and businesses as to whether cannabinoids were present in the food supply and marketed prior to October 15, 1994, or whether such inclusion of cannabinoids are permissible dietary ingredients under the FD&C Act. The uncertainties cannot be resolved without further federal legislation, regulation, or a definitive judicial interpretation of existing legislation, regulation and rules. For instance, on July 23, 2021, the Company was advised by the FDA of its objection to a NDIN submitted by the Company earlier in 2021. The Company's submission was objected to on the basis that a full-spectrum hemp extract does not meet the definition of a dietary supplement because the FDA has taken the position that CBD was not marketed as a dietary supplement or conventional food prior to its authorization for investigation as a new drug. The Company disagrees with the FDA’s position that CBD was not marketed as dietary supplement or food prior to the investigation of CBD as a new drug, and believes there are arguments against this position. There is no guarantee that federal legislation, regulation, or judicial action will override the FDA’s position and permit the use of CBD as an NDI, or as a dietary ingredient generally. If the FDA’s position is not modified, this would have a materially adverse effect upon the Company and its business.
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
Any inability to obtain required regulatory approval and permits could limit the Company’s ability to conduct its business. The Company may be required to obtain and maintain certain permits, licenses, product registrations and approvals in the jurisdictions where its products are sold. There can be no assurance that the Company will be able to obtain or maintain any necessary licenses, product registrations or approvals. Any material delay or inability to receive these items is likely to delay and/or inhibit the Company’s ability to conduct its business, and would have an adverse effect on its business, financial condition and results of operations.
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
Regulatory uncertainty with respect to anti-money laundering laws and regulations impact on the CBD and cannabis related businesses, if revised or resolved unfavorably to the Company’s interests, may have an adverse effect on the Company’s business. The Company is subject to a variety of laws and regulations in Canada and the United States and elsewhere that involve money laundering, financial recordkeeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the "Bank Secrecy Act"), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act"), the Proceeds of Crime (Money Laundering) and Terrorist

Financing Act (Canada), the Criminal Code ("Canada"), as amended and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.
In February 2014, the Financial Crimes Enforcement Network ("FinCEN") of the U.S. Department of the Treasury issued a memorandum providing instructions to banks seeking to provide services to cannabis related businesses (the "FinCEN Memo"). The FinCEN Memo states that in some circumstances, it may not be appropriate to prosecute banks that provide services to cannabis related businesses for violations of federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the CSA. It is unclear at this time whether the current administration will follow the guidelines of the FinCEN Memo. Under U.S. federal law, banks or other financial institutions that provide a cannabis-related business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.
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
As a cannabis-related business, the Company may have difficulty accessing banking services due to the illegality of marijuana under federal law. Since the production and possession of cannabis is currently illegal under U.S. federal law and the Company relies on exemptions promulgated pursuant to the 2018 Farm Bill, it is possible that banks may refuse to open bank accounts for the deposit of funds from businesses adjacent to the cannabis industry. The inability to open bank accounts with certain institutions could materially and adversely affect the business of the Company.
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
There is no assurance that the Company’s cash flows and debt or other financing will be sufficient to fund the Company’s operations. As of December 31, 2025 and 2024, the Company had total current liabilities of $8,659 and $15,936 respectively, and cash and cash equivalents of $8,035 and $22,618, respectively, to meet its current obligations. The Company’s ability to fund operating expenses and capital expenditures will depend on its future operating performance and there are no assurances that the Company will be able to access debt or other financing. If the Company is unable to achieve targeted operating performance or raise additional capital or debt financing on favorable terms, if at all, the Company may be forced to decelerate or curtail certain of its operations until such time as additional debt or capital financing becomes available.

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional discussion regarding its liquidity position.
The Company’s products have a stated shelf life and product inventory may reach its expiration prior to sale. The Company holds goods in inventory and its products have a stated shelf life. Its inventory may reach its expiration date and not be sold. Although the Company manages its inventory, it may be required to write-down the value of any inventory that has reached its expiration date, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.
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
The Company is dependent upon agricultural production of hemp for part of the Company’s operations, which are subject to seasonal and weather-related risks. The Company’s business can be affected by unusual weather patterns. The production of some of the Company’s products relies on the availability and use of live plant material, which is grown in Arizona, Colorado, Kentucky, New Mexico, and Canada. Growing periods can be impacted by weather patterns and these unpredictable weather patterns may impact the Company's ability to harvest its industrial hemp and produce products. In addition, severe weather, including drought, fire, hail and freezing temperatures, can destroy a crop, which could result in the Company having no or limited hemp to process. If the Company is unable to harvest hemp through its proprietary operations or contract farming arrangements, its ability to meet customer demand, generate sales, and maintain operations could be impacted. Given the proprietary nature of the Company’s crops, it may not be practicable for the Company to source adequate, or any, replacement hemp to produce some downstream products.
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
The Company may be unable to obtain or maintain farming contracts sufficient for its hemp cultivation needs. The Company may be unable to maintain or obtain farming contracts in sufficient acreage to support production levels or sustained accelerated growth. Moreover, where farmland is available in sufficient acreage, it may not be available at rental rates or otherwise on acceptable economic terms. Inability to obtain sufficient farmland for operations (with or without significant product demand growth) could negatively affect the Company’s operations and financial condition.

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
Climate change could exacerbate certain of the risks inherent in the Company’s agricultural operations. Climate change could result in increasing frequency and severity of weather-related events, fires, resource shortages, changes in rainfall and storm patterns and intensities, water shortages and changing temperatures, any of which can damage or destroy crops, resulting in the Company having no or limited hemp to process. If the Company is unable to harvest hemp through its proprietary operations or contract farming arrangements, its ability to meet customer demand, generate sales, and maintain operations will be impacted. Furthermore, severe weather-related events may result in substantial costs to the Company, including costs to respond during the event, to recover from the event, and to possibly modify existing or future infrastructure requirements to prevent recurrence. Climate change could also disrupt the Company’s operations by impacting the availability and costs of materials needed for production and could increase insurance and other operating costs.
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
Further, under certain circumstances, patent term covering the Company's products or product candidates may be extended for time spent during the pendency of the patent application in the U.S. PTO (referred to as PTA, or Patent Term Adjustment). The laws and regulations underlying how the PTO calculates the PTA are subject to change, and a third party could challenge any such PTA. If the Company does not prevail under such a challenge, the PTA may be reduced or eliminated, resulting in a shorter patent term, which may negatively impact its ability to exclude competitors. The U.S. Court of Appeals for the Federal Circuit recently handed down a decision in the In re Cellect case that introduces particular uncertainty around PTA calculations. In that case, the court determined that patents with a term that exceeded the term of other patents in the same family—due to a PTA extension—were invalid for obvious-type double patenting. If that decision is not overturned or reversed by Congress, then any PTA in a patent that the Company has or will obtain in the future could be vulnerable to similar invalidity challenges based on other earlier-expiring patents. While the In re Cellect case focused on such challenges from patents in the same family, the court did not address challenges to a PTA from patents in other families that the Company or others may own, and this creates additional uncertainty with respect to PTA calculations. Because a PTA added to the term of patents covering biological or pharmaceutical products and methods of their use have particular value, the Company's business may be adversely affected if a third party successfully challenges the PTA, and its ability to exclude competitors is reduced or eliminated. In addition, for issued patents where the Company has a PTA, it may determine that it is prudent not to file additional applications in that family to preserve that PTA. Such a decision would negatively impact the Company's ability to obtain patents with a different scope from the same patent family, even though the Company could be otherwise entitled to such patent protection. If the Company does not obtain patents on all the subject matter that it is entitled to in its patent applications, the Company's ability to exclude competitors may be harmed.
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
If the Company is unable to protect the confidentiality of its trade secrets, the value of its technology could be materially adversely affected and the business would be harmed. The Company seeks to protect its confidential proprietary information, in part, by confidentiality agreements and invention assignment agreements with its employees, consultants, scientific advisors, contractors and collaborators. These agreements are designed to protect the Company's proprietary information. However, the Company cannot be certain that such agreements have been entered into with all relevant parties, and cannot be certain that its trade secrets and other confidential proprietary information will not be disclosed, or that competitors will not otherwise gain access to its trade secrets, or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose the Company's proprietary information, including its trade secrets, and the Company may not be able to obtain adequate remedies for such breaches. The Company also seeks to preserve the integrity and confidentiality of its confidential proprietary information by maintaining physical security of its premises and physical and electronic security of its information technology systems, but it is possible that these security measures could be breached. If any of the Company's confidential proprietary information were to be lawfully obtained or independently developed by a competitor, the Company would have no right to prevent such competitor from using that technology or information to compete with it, which could harm its competitive position.
Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies and the Company's patent protection could be reduced or eliminated for non-compliance with these requirements. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in premature abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If the Company fails to maintain the patents and patent applications covering its products, it may not be able to stop a competitor from marketing competing products that are the same as or similar to its products, which would have a material adverse effect on the business.
The Company may become involved in lawsuits to protect or enforce its patents or other intellectual property rights, which could be expensive, time-consuming and unsuccessful. Competitors may infringe the Company's patents or other intellectual property. Although the Company is not currently involved in any litigation, if it were to initiate legal proceedings against a third party to enforce a patent covering its product candidates, the defendant could counterclaim that the patent covering its products is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.
Interference or derivation proceedings provoked by third parties or brought by the Company or declared by the USPTO may be necessary to determine the priority of inventions with respect to its patents or patent applications. An unfavorable outcome could require the Company to cease using the related technology or to attempt to license rights to it from the prevailing party. The business could be harmed if the prevailing party does not offer the Company a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and its competitors gain access to the same technology. The Company's defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on the Company's ability to raise the funds necessary to continue clinical trials, continue research programs, license necessary technology from third parties, or enter into development partnerships that would help bring its products to market.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of the Company's confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of its common stock.
Third parties may initiate legal proceedings alleging that the Company is infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of the business. The Company's commercial success depends upon its ability to develop, manufacture, market, and sell CBD products without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. There is a considerable amount of intellectual property litigation in the hemp genetics and CBD extraction and formulation industries. The Company may become party to, or threatened with, infringement litigation claims regarding its products and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom its own patent portfolio may have no deterrent effect. Moreover, the Company may become party to future adversarial proceedings or litigation regarding its patent portfolio or the patents of third parties. Such proceedings could also include contested post-grant proceedings such as oppositions, inter-parties review, reexamination, interference, or derivation proceedings before the U.S. Patent and Trademark Office or foreign patent offices.
The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time-

consuming, and the Company's adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than it can. Third parties may assert infringement claims against the Company based on existing patents or patents that may be granted in the future. The Company may not be aware of all such intellectual property rights potentially relating to its products, their manufacture, and their uses. Thus, the Company does not know with certainty that any of its products or the development and commercialization thereof, do not and will not infringe or otherwise violate any third-party’s intellectual property.
If the Company is found to infringe, misappropriate or otherwise violate a third-party’s intellectual property rights, it could be required to obtain a license from such third-party to continue developing, manufacturing, marketing and selling any products, if and when approved, products and technology. However, the Company may not be able to obtain any required license on commercially reasonable terms or at all. Even if the Company were able to obtain a license, it could be non-exclusive, thereby giving competitors access to the same technologies licensed to the Company and could require it to make substantial licensing and royalty payments. The Company could be forced, including by court order, to cease commercializing the infringing technology, or products. In addition, it could be found liable for monetary damages, including treble damages and attorneys’ fees, if it is found to have willfully infringed a patent and could be forced to indemnify its customers or collaborators. A finding of infringement could also result in an injunction that prevents the Company from commercializing its products or forces it to cease some business operations, which could materially harm the business. In addition, the Company may be forced to redesign its products, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that the Company has misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on the business.
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
Trade Secrets may be difficult to protect. The Company’s success depends upon the skills, knowledge and experience of its scientific and technical personnel, consultants, advisors, and contractors. Because the Company operates in a highly competitive industry, it relies in part on trade secrets to protect its proprietary products and processes. However, trade secrets are difficult to protect. The Company enters into confidentiality or non-disclosure agreements with its corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by the receiving party or made known to the receiving party by the Company during the receiving party’s relationship with the Company. These agreements also generally provide that inventions conceived by the receiving party while rendering services to the Company will be its exclusive property, and the Company enters into assignment agreements to perfect its rights.
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
The Company’s status as a public benefit company may not result in the benefits that the Company anticipates. The Company has elected to be classified as a "Benefit Company" under the BCBCA, in connection with which it will pursue the public benefits identified in its Articles. There is no assurance, however, that the expected positive impact from being a benefit company will be realized.
As a benefit company, the Company is required to disclose to Shareholders an annual benefit report outlining how the Company conducts its business responsibly and sustainably and how it promotes its public benefit. In addition, the Company’s directors and officers are required to act honestly and in good faith conduct business responsibly and sustainably, and to promote the Company’s public benefits, which must be balanced with their duty under the BCBCA to act honestly and in good faith in the best interests of the Company. If the Company is unable to provide this report in a timely manner, or if the report is not viewed favorably by the parties with which the Company does business, its regulators, or others reviewing its credentials, its reputation and status as a benefit company may be harmed.
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
As a benefit company under British Columbia law, the Company’s directors and officers are required to act honestly and in good faith with a view to conducting business responsibly and sustainably, and to promoting the Company’s public benefits, which must be balanced with their duty under the BCBCA to act honestly and in good faith with a view to the best interests of the Company. While the Company believes its public benefit designation and obligation will benefit Shareholders, in balancing these interests, the Board of Directors may take actions that do not maximize Shareholder value. Any benefits to Shareholders resulting from the Company’s public benefit purposes may not materialize within the expected timeframe, or at all, and may have negative effects. For example:
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
As a public benefit company, the Company may be subject to increased legal proceedings concerning its duty to balance Shareholder and public benefit interests, the occurrence of which may have an adverse impact on the Company’s financial condition and results of operations. As a British Columbia benefit company, the Company’s Shareholders (if they, individually or collectively, own at least 2% of the Company’s outstanding capital stock or shares having at least C$2 million in market value (whichever is less)) are entitled to commence a legal proceeding claiming that the Company’s directors failed to balance Shareholder and public benefit interests. However, the BCBCA clarifies that despite any rule of law to the contrary, a court may not order monetary damages in relation to any breach by the Company’s directors of these additional duties. This potential liability does not exist for traditional corporations. As a new class of corporate entity, there is uncertainty over how British Columbia courts would view a board’s balancing of interests as little jurisprudence exists to offer insights or guidance. Therefore, the Company may be subject to increased legal proceedings, which would require management's attention and, as a result, may adversely impact management’s ability to execute the Company’s strategy effectively. Any such derivative litigation may be costly and have an adverse impact on the Company’s financial condition and results of operations.
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
Tariffs on imported packaging materials could increase costs. While the Company's hemp materials and hemp products are produced in the U.S., it relies on certain packaging materials for its products that are sourced from foreign suppliers. In March and April 2025, the Trump Administration announced a series of additional special tariffs, some of which have been temporarily paused. As a result of the increases in the U.S. tariffs, the Company may experience higher costs that it may not be able to pass on to consumers, which could result in the loss of customers, harm to operating performance, and a negative impact on profit margins. Additionally, the imposition of tariffs could disrupt the Company’s supply chain, result in delays or shortages of materials, or require it to seek alternative suppliers at potentially higher costs. The increase or continued imposition of tariffs, potential trade restrictions between countries as a result of tariffs, and similar constraints could result in a material adverse effect on the Company’s business, operations, and financial condition.

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
The capital needs of the Company will depend on numerous factors including: (i) profitability; (ii) the release of competitive products by competitors; (iii) the level of investment in R&D; (iv) operating expenses; and (v) the amount of the Company’s capital expenditures, including acquisitions. There can be no assurance that the Company will be able to obtain capital in the future to meet its needs.
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
The Company’s IT systems and online activities, including its e-commerce websites, also may be subject to denial of service, malware or other forms of cyber-attacks. While the Company has taken measures to protect against those types of attacks, those measures may not adequately protect its online activities from such attacks. If a denial-of-service attack or other cyber event were to affect the Company’s e-commerce sites or other IT systems, its business could be disrupted, it may lose sales or valuable data, and its reputation may be adversely affected. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.
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
The Company’s internal controls over financial reporting may not be effective, and the Company’s independent auditors may be unwilling or unable to provide the Company, when required, with an attestation report on the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. The Company is subject to reporting and other obligations under applicable Canadian securities laws and rules of any stock exchange on which the Common Shares are listed, including National Instrument 52-109 – Certification of Disclosure in Issuers’ Annual and Interim Filings of the Canadian Securities Administrators, and is subject to U.S. securities reporting and regulatory requirements. These reporting and other obligations place significant demands on the Company’s management, administrative, operational and accounting resources. If the Company is unable to accomplish any such necessary objectives in a timely and effective manner, the Company’s ability to comply with its financial reporting obligations and other rules applicable to reporting issuers could be impaired. Moreover, any failure to maintain effective internal controls could cause the Company to fail to satisfy its reporting obligations or result in material misstatements in its financial statements. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results could be materially adversely affected which could also cause investors to lose confidence in the Company’s reported financial information, which could result in a reduction in the trading price of the Common Shares.
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
The Company's Senior Director of IT ("SDIT") oversees the Company's incident response plan and related processes designed to assess and manage material risks from cybersecurity threats. The SDIT is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in the Company’s incident response plan and related processes. The experience of the Company's Response Team includes cybersecurity incident response, in-depth security assessments, and security evaluation exercises to evaluate security profile, security research, education and outreach, and security tool development.
The Company uses a third-party consultant for monitoring, management, and identification of cyber security risks. The Response Team also conducts regular internal testing of the Company’s cyber security systems.
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
The Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Vice President of Legal comprise the Company’s ERM Committee. The ERM Committee is responsible for establishing and monitoring the integrity and effectiveness of controls and other procedures, including controls and procedures related to managing material risks from cybersecurity threats, which are designed to ensure that (1) all information required to be disclosed is recorded, processed, summarized, and reported accurately and on a timely basis, and (2) all such information is accumulated and communicated to management and the Audit Committee, as appropriate, to allow for timely decisions regarding such disclosures.
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

Item 2. Properties
The following table sets forth the Company’s principal physical properties used in its single operating and reportable segment.

Material Properties
Type	Location	Leased / Owned
Manufacturing, Production, Research and Development	700 Tech Court, Louisville, Colorado	Leased
Office	1801 California Street, Denver, Colorado*	Sublease
Office	1600 Pearl Street, Boulder, Colorado*	Lease was terminated as of August 31, 2025
*As of September 1, 2024, the Company executed a sublease agreement to cover a portion of its obligations concerning 1801 California Street property.
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
700 Tech Court
On May 7, 2019, EJ 700 Tech Court LLC entered into a lease agreement with Charlotte’s Web, Inc. for a period of 126 months commencing on September 1, 2019 for the premises located at the LOFT at 700 Tech Court, Louisville, Colorado (the "Tech Court Lease Agreement"), a cGMP facility. Following a lease abatement period for the first six months of no monthly rent payments, the monthly base rent for the remainder of the term of the lease is an average of $143,732 per month. The foregoing description is qualified in its entirety by reference to the Tech Court Lease Agreement.

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
On June 15, 2021, Molson Coors and the Company entered into that certain First Amendment to Sublease Agreement (the "First Amendment to the 1801 California Sublease"), whereby the Company agreed to sublease the 48th floor of 1801 California Street given that the 47th floor as contemplated in the 1801 California Sublease was unavailable to the Company. The First Amendment to the 1801 California Sublease contained same rent abatement term for the first seven months of the lease term, and thereafter includes a monthly installment for the term of the lease of approximately $39,269. The foregoing description is qualified in its entirety by reference to the First Amendment to the 1801 California Sublease.
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
1600 Pearl Street
On May 12, 2021, Charlotte’s Web, Inc. and Outside Interactive, Inc. ("Outside Interactive") entered into a sublease agreement whereby Charlotte’s Web, Inc. agreed to sublease to Outside Interactive, as subtenant, the entirety of the 42,191 of rentable square feet (consisting of Suite 300, Suite 100, and the Basement/Garden Level) under the 1600 Pearl Street Sublease Agreement commencing on June 1, 2021 and expiring on August 31, 2025 (the "Outside Interactive Sublease Agreement"). The Outside Interactive Sublease Agreement included a rent abatement period during the first seven months of the lease providing for $0 monthly rent. The average monthly installment for the term of the lease after the rent abatement period is $90,695. Upon receiving the landlord’s consent to the sublease, Outside Interactive delivered to Charlotte’s Web, Inc. an unconditional, irrevocable, and transferrable letter of credit in the amount of $500,000 to secure Outside Interactive’s full performance of its obligations under the Outside Interactive Sublease Agreement, naming Charlotte’s Web, Inc. as beneficiary. The sublease agreement with Outside Interactive has been terminated as of August 31, 2025. The foregoing description is qualified in its entirety by reference to the Outside Interactive Sublease Agreement.

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

Period	Low Trading Price (C$)		High Trading Price (C$)
Year Ending December 31, 2026
First Quarter (through March 26, 2026)	C$	0.47	C$	1.29
Year Ended December 31, 2025
Fourth Quarter (December 31, 2025)	C$	0.12	C$	0.56
Third Quarter (September 30, 2025)	C$	0.12	C$	0.26
Second Quarter (June 30, 2025)	C$	0.09	C$	0.14
First Quarter (March 31, 2025)	C$	0.13	C$	0.19
Year Ended December 31, 2024
Fourth Quarter (December 31, 2024)	C$	0.12	C$	0.22
Third Quarter (September 30, 2024)	C$	0.19	C$	0.27
Second Quarter (June 30, 2024)	C$	0.18	C$	0.37
First Quarter (March 31, 2024)	C$	0.18	C$	0.30
The Common Shares of the Company are also traded on the OTCQB Market under the symbol "CWBHF". But there is otherwise no established public trading market for the Common Shares in the U.S. The following table sets forth trading information for the Common Shares for the periods indicated, as quoted on the OTCQB. The OTCQB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	Low Trading Price (U$)	High Trading Price (U$)
Year Ending December 31, 2026
First Quarter (through March 26, 2026)	$0.35	$0.92
Year Ended December 31, 2025
Fourth Quarter (December 31, 2025)	$0.09	$0.41
Third Quarter (September 30, 2025)	$0.09	$0.17
Second Quarter (June 30, 2025)	$0.06	$0.10
First Quarter (March 31, 2025)	$0.09	$0.13
Year Ended December 31, 2024
Fourth Quarter (December 31, 2024)	$0.07	$0.15
Third Quarter (September 30, 2024)	$0.11	$0.20
Second Quarter (June 30, 2024)	$0.13	$0.27
First Quarter (March 31, 2024)	$0.12	$0.21

Holders
As of March 26, 2026, there were 116 holders of record of the Company’s Common Shares. The actual number of holders of the Company's Common Shares is greater than the number of record holders, and includes holders who are beneficial owners, but whose securities are held in "nominee" or "street name" by brokers and other nominees.
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
Recent Sales of Unregistered Securities
The Company did not sell securities during the year ended December 31, 2025, which were not registered under the U.S. Securities Act of 1933, as amended ("U.S. Securities Act") or were not previously reported on a Current Report on Form 8-K or Quarterly Report on Form 10-Q.
Use of Proceeds from Registered Offerings
None.
Repurchases
None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by the audited consolidated financial statements and the accompanying notes. Except for historical information, this section's discussion contains forward-looking statements involving risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in Item 1A—"Risk Factors".
MD&A of Charlotte's Web Holdings, Inc.
For purposes of this discussion, "Charlotte's Web," "CW," "we," "our," "us," or the "Company" refers to Charlotte’s Web Holdings, Inc. and its subsidiaries: Charlotte’s Web, Inc. and Abacus Products, Inc., and its wholly-owned subsidiaries; Abacus Health Products, Inc., Abacus Wellness, Inc. and CBD Pharmaceuticals Ltd. This management’s discussion and analysis of financial condition and results of operations ("MD&A") is provided as of March 31, 2026 and should be read together with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2025 and December 31, 2024. The results herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Amounts are presented in thousands of United States dollars, unless otherwise indicated.
BUSINESS OVERVIEW
Charlotte’s Web Holdings, Inc. is headquartered in Louisville, Colorado, which conducts the majority of its business in the United States. The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte’s Web™, CBD Medic™, and CBD Clinic™. Charlotte's Web premium quality products start with proprietary hemp genetics that are 100% North American farm-grown and are then manufactured into hemp extracts containing naturally occurring phytocannabinoids including cannabidiol ("CBD"), cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other cannabinoids and beneficial hemp compounds. The Company is headquartered in a cGMP compliant facility in Louisville, Colorado, where the Company conducts its production of tinctures, distribution, and quality control activities as well as research and development ("R&D"). Charlotte's Web product categories include full-spectrum hemp extract oil tinctures (liquid products), gummies, capsules, CBD topical creams and lotions, broad-spectrum botanical CBD, functional mushrooms, and pet products. Charlotte's Web products are distributed to retailers and health care practitioners, and online through the Company's website at www.CharlottesWeb.com. The information provided on the website is not part of this MD&A.
The Company's business consists of the farming, manufacturing, marketing, and sales of hemp-derived CBD and botanical-based wellness products. As of December 31, 2025, the Company operated in a single operating and reportable segment, hemp-derived CBD wellness products, making up the majority of the revenue of the Company. The executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than assessing any lower-level unit of operations in isolation.
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

Recent Developments
With an increased commitment to innovation, Charlotte's Web's mission is to "Unearth the Science of Nature to Revolutionize Wellness," and is evolving its wellness offerings both to strengthen the Company's core leadership in CBD, and extend beyond CBD to include a broader range of botanical-based wellness solutions, including minor cannabinoids. The Company's strategic transformation includes product diversification beyond CBD into functional mushroom, minor cannabinoid, and hemp-derived THC categories. Additionally, the Company has upgraded its e-commerce platform to improve conversion and consumer engagement metrics, and expanded omnichannel distribution across diverse platforms.
The Company launched Brightside™ precision low-dose hemp THC gummies. These products feature proprietary TiME INFUSION® rapid-onset technology—delivering effects in 5–15 minutes versus 1–2 hours for traditional edibles. The product line expanded throughout the year to include Rest & Relax, Focus & Flow, Relieve & Ease, and Brightside Knockout, a THC+CBN formulation for comprehensive sleep support. The Company further expanded its sleep category leadership with the Quiet Sleep functional mushroom gummy, building on the success of CBN Stay Asleep Gummies.
The Company also entered the cognitive wellness segment with CBG Focus & Attention Gummies, offering a plant-based alternative in the growing nootropics category. This diversified botanical wellness portfolio—spanning hemp-derived THC, minor cannabinoids, and functional mushrooms.
Charlotte's Web achieved significant milestones in vertical integration and cost optimization during 2025. The Company completed full internalization of Brightside™ gummy production, providing multi-million-unit manufacturing capacity with improved quality control and supply chain resilience.
Consistent with prior years, states continue to adopt new regulations that will impact the Company's ability to sell certain products as currently formulated or packaged in these states. Many of these states have also implemented new THC/CBD limits, age verification, testing, labeling and packaging requirements. The Company continues to assess the business and financial impacts of the new regulations, including steps that can be taken to address the new product formulation and labeling requirements, as well as costs and potential revenue impacts and anticipated timing for such impacts to the Company in these states.
In February 2025, the Company announced that the U.S. Food and Drug Administration ("FDA") has completed its review of the Phase 1 data and Investigational New Drug ("IND") application submitted by DeFloria. The FDA has concluded that DeFloria may now proceed with its planned FDA Phase 2 clinical trial for its botanical pharmaceutical candidate, AJA001 Oral Solution, a treatment for symptoms of autism spectrum disorder ("ASD"). DeFloria is a collaboration including the Company and AJNA to develop AJA001 as a treatment for irritability associated with autism spectrum disorder. AJA001 employs the Company's proprietary full-spectrum cannabidiol hemp extract derived from one of its patented cultivars.
In December 2025, the Company announced that it is planning to participate as a CBD provider supporting the treatment of senior oncology patients under the potential landmark pilot program by the Center for Medicare and Medicaid Innovation ("CMMI"). For the first time, seniors living with cancer could access science-backed CBD products with reimbursement through Medicare and Medicaid, creating a new model of care that prioritizes personalization, accessibility, and affordability. Through CMMI, this initiative represents a transformative moment in senior healthcare policy, introducing long-awaited flexibility and optionality for patients and providers seeking therapeutic hemp products. The Company will offer a set of products to address oncology patient needs early in 2026 through a secure online healthcare portal. The platform combines eCommerce with advanced data security to protect patient and physician information and is a continuing expansion to the Company's established medical channel business. This initiative introduces long-awaited optionality, with room for future product expansion.
On March 30, 2026, the Company announced that it has entered into an agreement to complete a transaction with BAT comprised of two components: (i) amendment and conversion of BAT’s outstanding C$75.3 million ($56.8 million) convertible debenture, as well as, all accrued interest, into Charlotte’s Web's common shares at a conversion price of C$0.94 per share; and (ii) a concurrent additional equity investment by BAT of $10 million (approximately C$13.8 million at current exchange rates) by way of a private placement at a price equal to the greater of (a) C$0.94 per share, and (b) a dollar amount equal to the maximum discount available pursuant to section 607 of the TSX Company Manual applied to the 5-day volume weighted average price of the Company’s common shares on the TSX prior to the closing date (collectively, the “Transaction”). The Transaction will result in the issuance of approximately 110 million Charlotte's Web's common shares to BAT and represents a total equity commitment of approximately C$103 million (approximately $75 million). Completion of the

Transaction is subject to, among other conditions, TSX and shareholder approval. The Company's shareholders will be asked to approve the Transaction at an annual general and special meeting of the shareholders to be held on or about May 28, 2026
Selected Financial Information

	Year Ended December 31,
	2025	2024
Total revenues	$49,897	$49,667
Cost of goods sold	28,197	28,407
Gross profit	$21,700	$21,260
Selling, general, and administrative expenses	41,968	53,247
Operating loss	$(20,268)	$(31,987)
Change in fair value of financial instruments	(7,269)	615
Other income (expense), net	(2,272)	1,565
Income tax benefit (expense)	68	(39)
Net loss	$(29,741)	$(29,846)
Total assets	$75,273	$113,442
Long-term liabilities	$68,653	$70,419
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC e-commerce website and B2B distributors.

	Year Ended
	December 31,		% Change
	2025	2024
Product revenue	$49,597	$49,019	1.2%
Service revenue	300	648	(53.7)%
Total revenue	$49,897	$49,667	0.5%
Total revenue for the year ended December 31, 2025, was $49,897, an increase of 0.5% compared to the year ended December 31, 2024.
Total product revenue increased 1.2% compared to the year ended December 31, 2024. The increase reflects the initial results of the Company's strategic transformation through product diversification and an upgraded e-commerce platform. DTC revenue increased by 6.7% or $2.2 million compared to the prior year, driven by an 11% increase in order volume. These growth drivers were partially offset by ongoing CBD category headwinds at the federal and state regulatory levels and a deliberate restructuring of the Company's B2B operations to improve profitability and scalability. As a result of the restructuring, B2B revenue decreased by 9.8% or $1.6 million.
The service revenue is attributable to the Master Services Agreement ("Services Agreement") between the Company and DeFloria in which the Company is compensated for the provision of certain services to DeFloria. DeFloria has concluded Phase I clinical trials, as such the service revenue has been decreased for Phase II.

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
The components of cost of goods sold are as follows:

	Year Ended
	December 31,		% Change
	2025	2024
Inventory expensed to cost of goods sold	15,777	16,030	(1.6)%
Inventory provision, net	205	4,154	(95.1)%
Other production costs	8,374	4,188	100.0%
Service costs	300	647	(53.6)%
Depreciation and amortization	3,541	3,388	4.5%
Cost of goods sold	$28,197	$28,407	(0.7)%
Cost of goods sold decreased 0.7% for the year ended December 31, 2025 compared to the same period in 2024. The decrease was primarily due to the prior year including a $3.9 million non-cash inventory provision related to wholesale hemp biomass transactions partially offset by an increase in variable operating costs in the current period, including startup costs associated with the transition to in-house gummy production and expanded product offerings. The decrease was partially offset by an increase in production costs related to higher inventory variances.
Depreciation and amortization expense for the year ended December 31, 2025 and 2024 were $6,323 and $9,979, respectively, of which $3,541 and $3,388, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $2,782 and $6,591, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, revenue mix between DTC e-commerce and B2B, product sales mix, promotional and sales discount rates, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit for the year ended December 31, 2025 and 2024 is as follows:

	Year Ended
	December 31,		% Change
	2025	2024
Gross profit	$21,700	$21,260	2.1%
Gross margin	43.5%	42.8%	1.6%
Gross profit for the year ended December 31, 2025 was $21,700, compared to $21,260 for the year ended December 31, 2024. The increase is primarily related to the absence of the inventory provision of $3.9 million for the year ended December 31, 2025 which was partially offset by gross margin compression resulting from zero-margin DeFloria extract sales supporting Phase 2 clinical trials during the year, gummy in-sourcing startup costs, the B2B channel restructuring, and start-up inventory scrap due to in-sourcing.

Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Year Ended
	December 31,		% Change
	2025	2024
Selling, general, and administrative expenses	$41,968	$53,247	(21.2)%
Total Selling, general, and administrative expenses for the year ended December 31, 2025 and 2024 were $41,968 and $53,247, respectively. For the year ended December 31, 2025, the 21.2% decrease was primarily attributable to a reduction in amortization expense of $4.9 million related to the termination of the MLB Promotional Rights Agreement. The remaining decrease is due to cost cutting measures in personnel costs undertaken by the Company between the comparable periods. These measures included adjusting the size of the workforce to properly align with the revenue scope, as well as improving the Company's insurance program, aligning with more cost-efficient software options, and improved operating efficiencies.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the year ended December 31, 2025 and 2024 were $2,782 and $6,591, respectively. The decrease was due to the decrease in amortization related to the termination of the MLB agreement.
Total research and development expenses for the year ended December 31, 2025 and 2024 were $1,805 and $2,332, respectively, expensed to Selling, general, and administrative expense. R&D expenses primarily include personnel costs related to the Company's R&D science division as well as R&D related projects advancing hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments
The total change in fair value of financial instruments is as follows:

	Year Ended
	December 31,		% Change
	2025	2024
Change in fair value of financial instruments	$(7,269)	$615	1282.0%
Total change in fair value of financial instruments for the year ended December 31, 2025 and 2024 was a loss of $7,269 and a gain of $615, respectively. For the year ended December 31, 2025, the loss in fair value of financial instruments was primarily due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature resulting in a loss of $5.2 million, compared to a net gain of $2.5 million for the year ended December 31, 2024. The fair value of the Company's embedded derivatives and options are revalued at each reporting date, with changes impacted by variability in the Company's share price and implied debt yields.
Benefit From (Provision for) Income Taxes

	Year Ended
	December 31,		% Change
	2025	2024
Income tax benefit (expense)	$68	$(39)	(274.4)%
Effective tax rate	0.2%	(0.1)%

The Company’s effective tax rate during the year ended December 31, 2025 and 2024 was 0.2% and (0.1)%, respectively. The effective tax rate for the year ended December 31, 2025 is 0.2% as the Company continues to believe its deferred tax assets are more likely to not be realized and a full valuation allowance remains recorded against net deferred taxes as of December 31, 2025 and 2024. The increase in the effective rate for the year ended December 31, 2025 compared to the year ended December 31, 2024, is primarily due to the remeasurement of the valuation allowance.
Liquidity and Capital Resources
The Company’s objective when managing its liquidity and capital resources is to provide sufficient short and long-term liquidity to fund net operating losses and capital expenditures while executing strategic growth plans. In the near to mid-term, it is focused on reducing negative cash flows from operations.
As of December 31, 2025, the Company had total cash and cash equivalents of $8,035, compared to $22,618 at December 31, 2024. The decrease over the twelve-month period is primarily a result of cash used in operating activities of $14,121.
The Company expects continued cost containment in overall selling, general, and administrative expenses into 2026, as a result of several actions taken in the prior 2 years. This includes improvements in operating efficiency throughout the business, cost savings from a more efficient technology upgrades, and a data-driven reorganization of its revenue and partnering strategies.
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
Cash Flows
Cash Flow from Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(14,121)	$(21,261)
For the year ended December 31, 2025, the decrease in cash used in operations of $7.1 million is primarily due to the termination of the the MLB Promotional Rights Agreement in which the Company paid $0 for the year ending December 31, 2025, compared to $5.0 million for the year ended December 31, 2024. Additionally, operating cost saving measures contributed to the decrease in cash used in operations.

Cash Flow from Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Net cash used in investing activities	$(412)	$(3,796)
For the year ended December 31, 2025, the project to in-source topical and gummy production was materially complete resulting in a decrease in cash used in investing activities compared to the year ended December 31, 2024.
Cash Flow from Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Net cash used in financing activities	$(50)	$(145)
For the year ended December 31, 2025, the change was primarily due to the vesting of RSUs.
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
As of March 26, 2026, 159,683,953 common shares were issued and outstanding, and nil preferred shares were issued and outstanding. As of March 26, 2026, potential dilutive securities include (i) stock options exercisable to purchase 1,924,812 common shares pursuant to the Company’s 2018 option plan, as amended, with a weighted average exercise price of $1.04; (ii) 3,532,850 RSUs. Each option, restricted share award, and convertible share entitles the holder to purchase one common share.
Off-Balance Sheet Arrangements
As of December 31, 2025, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Related party transactions
Effective November 2020, the Company issued a secured promissory note, where $1,000 was loaned to one of the Stanley Brothers. The note receivable was secured by equity instruments with certain of the Stanley Brothers, bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021, which date was subsequently extended. Effective November 13, 2024, the Company entered into a third amendment of the promissory note to extend the maturity date until November 13, 2029. According to the terms of the agreement, no additional interest will accrue through the payment date. The note has been fully reserved for as of December 31, 2025.

On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3 "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain members of the Stanley Brothers, who are or were employees of the Company at the time, are the majority shareholders of Stanley Brothers USA. The Company is not obligated to exercise the SBH Purchase Option and as such the unexercised option expired as of February 26, 2026.
On April 6, 2023, the Company jointly formed an entity, DeFloria, Inc., with AJNA BioSciences and BAT. AJNA is a botanical drug development company and is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of approximately 2,000,000 preferred units following its initial $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity’s voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable are being paid in 36 monthly installments. As of December 31, 2025, and 2024 the remaining note receivable of $19 and $71, respectively, is presented in other assets in the consolidated balance sheets.
On April 6, 2023, the Company and DeFloria entered into a supply agreement in which the Company shall supply raw material that will be used in the development of the new drug. The price charged by the Company is at cost of goods sold level. For the year ended December 31, 2025 and 2024, the Company recognized $904 and $0 in revenue and cost of goods sold, respectively, related to the supply agreement with DeFloria. Similarly, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the year ended December 31, 2025 and 2024 , the Company recognized $300 and $648 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $1,471 and $648 as of December 31, 2025 and 2024, respectively
On July 15, 2025, the Company entered into a promissory note, as lender, where the Company loaned $750 to DeFloria. The note and accrued interest is due and payable by DeFloria upon the later of December 31, 2026, or the date the Company shall issue and sell units of a newly-authorized series of preferred units in a bona fide financing transaction to one or more investors for aggregate cash proceeds to DeFloria or any other convertible debt of DeFloria of not less than $10 million. Upon any event of default by DeFloria under the note, which includes DeFloria’s failure to pay amounts within 3 business days of when due and breaches of DeFloria’s obligations pursuant to the note, the Company will be entitled to exercise its rights under the note. The funds were distributed monthly between July and November 2025, and the balance of the promissory note including accrued interest as of December 31, 2025 is $784.
On June 21, 2024, the Company entered into a consulting agreement with Jared Stanley, former executive of the Company, and current member of the Board of Directors. In consideration for Mr. Stanley's services, he will receive a bi-weekly fee of $6.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued a final standard on improvements to income tax disclosures, ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 is effective for the Company beginning with its fiscal year ended December 31, 2025.
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
Fair Value Option
The SBH Purchase Option provides the Company the option to acquire all or substantially all the shares of Stanley Brothers USA, at a purchase price to be determined at the time of exercise of the SBH Purchase Option. The Company is not obligated to exercise the SBH Purchase Option and as such the unexercised option expired as of February 26, 2026. The Company has elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. Under ASC 825-10, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The SBH Purchase Option is classified as a financial asset in the consolidated balance sheets and is remeasured at fair value at each reporting date, with changes to fair value recognized in the statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. Primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise asserted by the Company.
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
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite-lived intangibles and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the consolidated statements of operations. There were no impairment losses recognized related to long-lived assets for the year ended December 31, 2025 and 2024, respectively.

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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2022. The Company has recorded an uncertain tax position as of December 31, 2025 and 2024. The Company’s policy is to recognize interest and penalties on taxes, if any, within the consolidated statement of operations as income tax expense.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Fair Value
The Company’s financial assets include cash and cash equivalents, accounts receivables, notes receivable, investments in unconsolidated entities, and derivative assets. Financial liabilities include accounts payable and accrued and other current liabilities, cultivation liabilities, notes payable, lease obligations, convertible debenture, and derivative liability. The carrying amounts of current assets and liabilities approximate their fair value due to their short period to maturity. The derivative financial assets and liabilities are measured at fair value through profit or loss ("FVTPL"). The fair value measurement of the Company’s financial and non-financial assets and liabilities utilizes market observable inputs and data as far as possible. Inputs used in determining fair value measurements are categorized into different levels based on how observable the inputs used in the valuation technique utilized are (the "fair value hierarchy"):
- Level 1: Quoted prices in active markets for identical items (unadjusted);
- Level 2: Observable direct or indirect inputs other than Level 1 inputs; and
- Level 3: Unobservable inputs (i.e., not derived from market data).
The classification of an item into the above levels is based on the lowest level of the inputs used that has a significant effect on the fair value measurement of the item. Transfers of items between levels are recognized in the period they occur. The Company's cash and cash equivalents are subject to a level 1 valuation. The Company’s derivative liabilities are subject to a level 2 valuation. The Company’s SBH purchase option (which expired unexercised on February 26, 2026), other derivative assets, and investment in unconsolidated entity are subject to a level 3 valuation. The basis of the valuation of the derivative financial assets and liabilities, as well as the investment in an unconsolidated entity, are fair value. Refer to the "Fair Value Measurements" note in the consolidated financial statements for additional analysis of fair value instruments.
Market Risk
Market risk is the risk that changes in market prices, such as foreign exchange rates and interest rates, will affect the Company’s income or the value of it holding financial instruments. The Company conducts sales transactions with foreign entities. The transactions are primarily denominated in USD, the functional currency. On November 11, 2022, the Company entered into a subscription agreement with BAT Group for $56.8 million convertible debenture. The debenture was denominated in Canadian Dollars ("CAD" or "C$") C$75.3 million per the subscription agreement and translated to USD on the transaction date. The Company remeasures the debenture and the derivatives associated with the debenture at each balance sheet date using the CAD to USD exchange rate as of that balance sheet date. The Company recognizes the resulting foreign currency gain or loss within the consolidated statement of operations during the period. See additional discussion of foreign currency translation related to the convertible debenture within note Note 8 - "Debt" in the consolidated financial statements.

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The Company’s accounts receivable and accounts payable are non-interest bearing. Financial assets and financial liabilities with variable interest rates expose the Company to cash flow interest rate risk. The Company does not have any debt instruments outstanding with variable interest rates at December 31, 2025 and 2024 (see note Note 8 - "Debt" in the consolidated financial statements). Changes in market interest rates cause the fair value of long-term debt with fixed interest rates to fluctuate; however, does not impact net income as the Company records debt at amortized cost, and the carrying value does not change as interest rates change.
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
Liquidity Risk
Liquidity risk is the risk that the Company will not be able to meet its obligations as they become due. The Company manages liquidity risk by evaluating working capital and forecasting long-term financial liabilities, as well as forecasting cash inflows and outflows from business operations. The Company’s cash and cash equivalents balances at December 31, 2025, and 2024, were $8,035 and $22,618, respectively. Net working capital at December 31, 2025, and 2024, was $21,700 and $31,046, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Charlotte’s Web Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Charlotte’s Web Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America..

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since 2024.

New York, New York
March 31, 2026

CHARLOTTE’S WEB HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$8,035	$22,618
Accounts receivable, net	811	1,263
Inventories, net	18,022	18,907
Prepaid expenses and other current assets	3,491	4,194
Total current assets	30,359	46,982
Property and equipment, net	22,679	26,337
License and media rights	—	13,691
Operating lease right-of-use assets, net	11,297	12,876
Investment in unconsolidated entity	8,800	10,800
Intangible assets, net	785	1,049
Derivative and other long-term assets	1,353	1,707
Total assets	$75,273	$113,442
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,186	$3,426
Accrued and other current liabilities	5,053	5,246
Lease obligations – current	1,420	2,055
License and media rights payable - current	—	5,209
Total current liabilities	8,659	15,936
Convertible debenture	50,849	43,631
Lease obligations	12,186	13,652
License and media rights payable	—	11,809
Derivative and other long-term liabilities	5,618	1,327
Total liabilities	77,312	86,355
Commitments and contingencies (Note 9)
Shareholders’ equity (deficit):
Common shares, nil par value; unlimited shares authorized; 159,420,141 and 158,009,541 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	329,270	328,655
Accumulated deficit	(331,310)	(301,569)
Total shareholders’ equity (deficit)	(2,039)	27,087
Total liabilities and shareholders’ equity (deficit)	$75,273	$113,442
See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$49,897	$49,667
Cost of goods sold	28,197	28,407
Gross profit	21,700	21,260

Selling, general and administrative expenses	41,968	53,247
Operating loss	(20,268)	(31,987)

Change in fair value of financial instruments	(7,269)	615
Other income (expense), net	(2,272)	1,565
Loss before provision for income taxes	$(29,809)	$(29,807)
Income tax benefit (expense)	68	(39)
Net loss	$(29,741)	$(29,846)

Per common share amounts (Note 12)
Net loss per common share, basic and diluted	$(0.19)	$(0.19)

See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance—December 31, 2023	154,332,366	$1	$327,280	$(271,723)	$55,558
Common shares issued upon vesting of restricted share units, net of withholdings	3,677,175	—	(145)	—	(145)
Share-based compensation	—	—	1,520	—	1,520
Net loss	—	—	—	(29,846)	(29,846)
Balance—December 31, 2024	158,009,541	$1	$328,655	$(301,569)	$27,087
Common shares issued upon vesting of restricted share units, net of withholding	1,410,600	—	(49)	—	(49)
Share-based compensation	—	—	664	—	664
Net loss	—	—	—	(29,741)	(29,741)
Balance—December 31, 2025	159,420,141	$1	$329,270	$(331,310)	$(2,039)
See Notes to Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(29,741)	$(29,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,323	9,979
Change in fair value of financial instruments	7,269	(615)
Convertible debenture and other accrued interest	2,979	3,724
(Gain)/loss on foreign currency transaction	2,141	(3,631)
Changes in right-of-use assets	1,579	1,771
Share-based compensation	664	1,520
Inventory provision	205	4,154
Other non-cash items	(2,263)	751
Changes in operating assets and liabilities:
Accounts receivable, net	368	361
Inventories, net	108	(1,520)
Prepaid expenses and other current assets	232	1,332
Operating lease obligations	(2,100)	(2,247)
Accounts payable, accrued and other liabilities	(1,089)	(1,664)
License and media rights payable	—	(5,000)
Other operating assets and liabilities, net	(796)	(330)
Net cash used in operating activities	(14,121)	(21,261)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(549)	(3,851)
Proceeds from sale of assets	137	55
Net cash used in investing activities	(412)	(3,796)
Cash flows from financing activities:
Other financing activities	(50)	(145)
Net cash used in financing activities	(50)	(145)
Net decrease in cash and cash equivalents	(14,583)	(25,202)
Cash and cash equivalents —beginning of year	22,618	47,820
Cash and cash equivalents —end of year	$8,035	$22,618
Non-cash activities:
Non-cash purchases of property and equipment and intangibles	—	(3)
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
The Company's current product categories include full-spectrum hemp extract oil tinctures (liquid product), gummies, soft-gels, CBD topical creams and lotions, broad-spectrum botanical CBD gummies, functional mushroom gummies, and pet products. The Company's products are distributed through its e-commerce website, third-party e-commerce websites, select distributors, and healthcare practitioners.
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

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, comparisons are to comparable prior periods, and 2025 and 2024 refer to the 12 months ended December 31, 2025, and 2024, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make informed estimates, judgments, and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosures in the accompanying notes. On an ongoing basis, management evaluates such estimates and assumptions for continued reasonableness. In particular, management makes estimates with respect to any (i) inventory provision, (ii) underlying assumptions that affect the potential impairment of goodwill and long-lived assets, (iii) ability to realize income tax benefits associated with deferred tax assets, and (iv) underlying assumptions that affect the fair value of derivative instruments and investments in unconsolidated entities. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Management's estimates are based on historical information available at the date of the consolidated financial statements and various other assumptions management believes are reasonable based on the circumstances. Actual results could differ materially from those estimates.
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

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Concentration of Credit Risk
The Company's financial instruments that are potentially exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The cash amounts in deposit accounts held in excess of federally-insured limits were $7,785 and $22,367 as of December 31, 2025 and 2024, respectively. To date, the Company has not experienced any losses on its cash deposits.
The Company provides credit to its customers in the normal course of business and has established credit evaluation and monitoring processes to mitigate credit risk; however, has limited risk, as the majority of its sales are transacted with cash. Accounts receivable are unsecured, and the Company does not require collateral from its customers. For the year ended December 31, 2025 and 2024, no single customer accounted for more than 10% of the Company’s consolidated revenue.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were comprised of the following amounts (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$1,217	$1,245
Deposits	549	1,404
License and media rights	—	1,000
Other miscellaneous receivables	1,725	545
Total prepaid expenses and other current assets	$3,491	$4,194

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Property and Equipment, Net
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building	30 years
Machinery and equipment	4-12 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of useful life or term of lease (4-10 years)
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
Operating leases are presented separately as operating lease right-of-use assets, net and lease obligations, current and non-current, in the accompanying consolidated balance sheets. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, are not recorded on the consolidated balance sheet.
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
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company's e-commerce website, third-party e-commerce websites, select distributors, and health practitioners. The Company and DeFloria, Inc. ("DeFloria") entered into a Master Services Agreement ("Services Agreement") in which the Company is compensated for certain services to DeFloria. Refer to Note 16 for additional disclosure on the DeFloria Service Agreement. The following table sets forth the disaggregation of the Company’s revenue:

	Year Ended December 31,
	2025	2024
Product revenue	$49,597	$49,019
Service revenue	300	648
Total revenue	$49,897	$49,667
Substantially all of the Company’s revenue is earned in the United States.
Cost of Goods Sold
Cost of goods sold primarily consists of the inventory and production costs for the Company’s products sold during the period, and also includes amortization and depreciation, as well as allocated expenses. For the year ended December 31, 2025 and 2024, cost of goods sold includes $205 and $4,154 in inventory provision, respectively. Refer to Note 4 "Inventories" for further discussion.
Selling, General and Administrative
Selling, general and administrative expenses primarily consists of compensation and other personnel-related costs, amortization and depreciation, share-based compensation, marketing and advertising expenses, professional services fees, rent and related costs, insurance premiums, as well as bank and merchant fees. Advertising expenses are expensed as incurred and primarily includes the cost of marketing activities such as online advertising, search engine optimization, promotional activities, and market research. For the year ended

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
December 31, 2025 and 2024, the Company recognized $8,127 and $7,978 of advertising expense, respectively. Selling, general and administrative expenses also includes research and development expenses, which are expensed as incurred. For the year ended December 31, 2025 and 2024, the Company recognized $1,805 and $2,332, respectively, of research and development expenses.
Defined Contribution Plan
The Company has a defined contribution plan, under which the Company contributes based on a percentage of the employees’ elected contributions. Defined contribution expense of $346 and $493 was recorded during the year ended December 31, 2025 and 2024, respectively.
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
The Company accounts for uncertainties in income taxes under Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The Company’s tax years prior to 2022 are closed for federal income tax purposes. The Company’s 2019 tax year was opened for examination by the IRS during the second half of 2023. The statute of limitations on assessment with respect to the Company’s 2019 Form 1120 remains open until June 30, 2027, pursuant to an agreed-upon extension to the applicable statute of limitations. The Company’s 2022 through 2024 tax years remain open until the general statute of limitations lapses for each respective tax year. Refer to Note 14 "Income Taxes" for disclosures on uncertain tax positions. The Company’s policy is to recognize interest and penalties on taxes, if any, as income tax expense.

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
New accounting pronouncements recently adopted
In December 2023, the FASB issued a final standard on improvements to income tax disclosures, ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 is effective for the Company beginning with its fiscal year ended December 31, 2025. Refer to Note 14, Income Taxes for additional disclosures.
Recently Issued Accounting Pronouncements
Other than described below, no new accounting pronouncements issued by the FASB had or may have a material impact on the Company’s consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance clarifies and improves the guidance in Topic 270, including reorganizing the Codification, clarifying the scope of interim reporting guidance, adding a consolidated list of required interim disclosures, and introducing a disclosure principle for material events or changes occurring after the most recent annual reporting period. ASU 2025-11 is effective for public business entities for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This guidance modernizes and clarifies the accounting model for costs related to internal-use software, eliminating the historically used stage-based framework. The new guidance supersedes ASC 350-50 on website development costs, folding relevant guidance into ASC 350-40. ASU 2025-06 is effective for the Company beginning after December 15, 2027, and early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the effect of adopting this ASU.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 is effective for the Company beginning December 31, 2026. The Company is currently evaluating the effect of adopting this ASU.

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
Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date
Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities
Level 3—Unobservable inputs that are supported by little or no market data for the related assets or liabilities
The categorization of a financial instrument within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments include cash and cash equivalents, accounts receivable and other

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
receivables, notes receivable and payable, asset derivatives, accounts payable and accrued liabilities, cultivation liabilities, convertible debenture, liability derivatives, investment in unconsolidated entity, and other current assets and liabilities. At December 31, 2025 and 2024, the carrying amounts of cash and cash equivalents, accounts receivable and other receivables, accounts payable and other current assets and liabilities approximated fair values because of their short-term nature. The carrying value of the notes receivable and cultivation liability approximates the fair value as the stated interest rate approximates market rates currently available to the Company. The carrying value of the convertible debenture approximates the fair value after adjustments for the bifurcated embedded derivatives and other discounts, refer to Note 8 "Debt" note for additional fair value disclosures.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2025 and 2024, by level within the fair value hierarchy:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$—	$—
Debt interest rate conversion feature	—	—	211	211
Total financial assets	$—	$—	$211	$211

Investment in unconsolidated entity:	$—	$—	$8,800	$8,800

Financial liabilities:
Debt conversion option	$—	$5,187	$—	$5,187

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Stanley Brothers USA Holdings purchase option	$—	$—	$52	$52
Debt interest rate conversion feature	—	—	1,023	1,023
Total financial assets	$—	$—	$1,075	$1,075

Investment in unconsolidated entity:	$—	$—	$10,800	$10,800

Financial liabilities:
Debt conversion option	$—	$786	$—	$786
There were no transfers between levels of the fair value hierarchy and there were no changes in the fair value methodologies during the year ended December 31, 2025 and 2024, respectively.
Investment in Unconsolidated Entity
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA BioSciences PBC ("AJNA"), and a subsidiary of British American Tobacco PLC ("BAT"). AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by members of the Stanley Brothers. The seven Stanley brothers (the "Stanley Brothers") founded CWB Holdings, Inc (predecessor to Charlotte's Web, Inc).

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
As of December 31, 2025, BAT holds an equity interest in DeFloria in the form of approximately 2,000,000 or 100% preferred units (200,000 preferred units as of December 31, 2024) following its $10 million initial investment and has the right to participate in future equity issuances to maintain its pro rata equity position. In 2024, BAT and AJNA invested an additional $5 million and $2 million, respectively, into DeFloria in exchange for a convertible debenture. The Company and AJNA each hold 4,000,000 or approximately 50% (400,000 common shares as of December 31, 2024), respectively, of DeFloria's voting common units following a 1-10 stock split when DeFloria converted from a Limited Liability Company to a Corporation. The Company's contribution to DeFloria is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a supply agreement with DeFloria, under which the Company supplies the oils at cost used to produce and develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise, and the provision of clinical services. DeFloria used the investments for the clinical development of a hemp botanical Investigational New Drug application and has concluded Phase I clinical development.
Concurrently with the formation of DeFloria, the Company was issued a warrant to purchase 865,052 shares of Class A Common Stock of AJNA for an exercise price of $2.89 per share. Management determined the warrant should be accounted for in accordance with ASC 321, which requires the warrant to be measured at fair value at issuance and subsequently remeasured at fair value each reporting period. All changes from the remeasurement of the warrant will be recorded as a change in fair value of financial instruments in the consolidated statements of operations. As of December 31, 2025, AJNA warrants have expired and as such have no value.
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
The investment has been remeasured at fair value at each reporting date, with changes recognized in consolidated statements of operations as changes in fair value of financial instruments for the period. For the year ended December 31, 2025 and 2024, a loss of $2,000 and $200, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the consolidated statement of operations. As of December 31, 2025 and 2024, the DeFloria investment represents an investment of $8,800 and $10,800, respectively, within the consolidated balance sheets.
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
The following additional assumptions are used in the model:

	Year Ended December 31,
	2025	2024
Expected term (years)	5.0	5.3
Volatility	96.4%	83.6%
Risk-free interest rate	3.7%	4.4%
Expected dividend yield	—%	—%
Discount for lack of marketability	31.0%	31.0%

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
Debt Interest Rate Conversion Feature
The debt interest rate conversion feature is classified as a financial asset and is remeasured at fair value at each reporting date, with changes recognized in the consolidated statements of operations as changes in fair value of financial instruments for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. The debt interest rate conversion feature, if triggered, reduces the stated interest rate of the debenture to 1.5% upon federal regulation of CBD in the United States.
For the year ended December 31, 2025 and 2024, a loss of $865 and a gain of $228, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the consolidated statement of operations. As of December 31, 2025 and 2024, the debt interest rate conversion feature represents a financial asset of $211 and $1,023, respectively, within Derivative and other long-term assets in the consolidated balance sheets.
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

	Year Ended December 31,
	2025	2024
Stated interest rate	5.0%	5.0%
Adjusted interest rate	1.5%	1.5%
Implied debt yield	13.2%	9.9%
Federal regulation probability	various	various
Year of event	various	various
Debt Conversion Option
Per the debenture, the Lender has the option, at any time before the Maturity Date at no additional consideration, for all or any part of the principal amount to be converted into fully paid and non-assessable common shares. The Company assessed this conversion feature and determined that the debt conversion option is an embedded derivative that requires bifurcation and is classified as a financial liability within the consolidated balance sheet. The debt conversion option is initially measured at fair value and is revalued at each reporting period using the Black-Scholes option pricing model based on Level 2 observable inputs. The assumptions used by the Company are the

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
quoted price of the Company's common shares in an active market, risk-free interest rate, volatility and expected life, and assumes no dividends. Volatility is based on the actual historical market activity of the Company's shares. The expected life is based on the remaining contractual term of the debenture and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected maturity of the debenture.
For the year ended December 31, 2025 and 2024, a loss of $4,352 and a gain of $2,265, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the consolidated statements of operations. As of December 31, 2025 and 2024, the debt conversion option represents a financial liability of $5,187 and $786, respectively, within derivative and other long-term liabilities in the consolidated balance sheets.
The following table provides the assumptions regarding Level 2 fair value measurements inputs at their measurement dates:

	Year Ended December 31,
	2025	2024
Expected volatility	89.8%	87.9%
Expected term (years)	3.9	4.9
Risk-free interest rate	3.9%	4.5%
Expected dividend yield	—%	—%
Value of underlying share	C$0.50	C$0.13
Exercise price	C$2.00	C$2.00
Stanley Brothers USA Holdings Purchase Option
In 2021, the Company entered into an option purchase agreement (the "SBH Purchase Option") with Stanley Brothers USA Holdings, Inc. ("Stanley Brothers USA"). The SBH Purchase Option was purchased for total consideration of $8,000 and had a term of five years (extendable for an additional two years upon payment of additional consideration). The SBH Purchase Option provides the Company the option to acquire all or substantially all the shares of Stanley Brothers USA, at a purchase price to be determined at the time of exercise of the SBH Purchase Option. The Company is not obligated to exercise the SBH Purchase Option and as such the unexercised option expired as of February 26, 2026. As part of the SBH Purchase Option agreement, Stanley Brothers USA issued the Company a warrant exercisable to purchase 10% of the outstanding Stanley Brothers USA shares and convertible securities that are considered in-the-money, subject to certain conditions and exclusions. The warrant is exercisable at the Company's election for a nominal exercise price in the event the Company elects not to acquire all or substantially all shares of Stanley Brothers USA and expires 60 days after the expiration of the option.
The Company elected the fair value option in accordance with ASC 825-10 guidance to record its SBH Purchase Option. The SBH Purchase Option is classified as a financial asset and is remeasured at fair value at each reporting date, with changes to fair value recognized in the consolidated statements of operations for the period. The use of assumptions for the fair value determination includes a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. Changes in assumptions that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value. For the year ended December 31, 2025 and 2024, a loss of $52 and $1,678, respectively, related to the SBH Purchase Option was recognized as change in fair value of financial instruments in the statements of operations. As of December 31, 2025 and 2024, the SBH Purchase Option represents a financial asset of $0 and $52, respectively, within Derivative and other long-term assets in the consolidated balance sheets.
The Monte Carlo valuation model considers multiple revenue and EBITDA outcomes for Stanley Brothers USA and other probabilities in assigning a fair value. As of December 31, 2025, the value of the SBH Purchase Option was nil as the exercising of the option was considered highly unlikely. The Company chose to not exercise the unexercised option as of the expiration date of February 26, 2026. As

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
of December 31, 2024, the primary assumptions utilized include financial projections of Stanley Brothers USA and the probability and timing of exercise. The following additional assumptions are used in the fair value model of the SBH Purchase Option:

2024
Expected volatility	112.0%
Expected term (years)	1.2
Risk-free interest rate	4.9%
Weighted average cost of capital	52.9%

4. INVENTORIES
Inventories consist of the following:

	December 31,
	2025	2024
Harvested hemp and seeds	$2,212	$2,312
Raw materials	10,379	11,903
Finished goods	6,606	6,268
	19,197	20,483
Less: inventory provision	(1,175)	(1,576)
Total	$18,022	$18,907
Inventory Provision
For the year ended December 31, 2025, inventory provisions of $205 were expensed through cost of goods sold in the consolidated statements of operations, and write-offs of inventory previously reserved for of $606 were recognized. For the year ended December 31, 2024, inventory provisions of $4,154 were expensed through cost of goods sold and write-offs of inventory previously reserved for of $6,386 were recognized.
Additionally, for the year ended December 31, 2024, the Company sold harvested hemp that had a full inventory provision. The sale of hemp resulted in a $4,573 reduction to the inventory provision.

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)

5. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	December 31,
	2025	2024
Building	$2,860	$2,860
Machinery and equipment	21,050	16,238
Furniture and fixtures	1,453	1,145
Leasehold improvements	28,257	26,919
	$53,620	$47,162
Accumulated depreciation	(30,941)	(27,219)
Construction-in-process	—	6,394
Total property and equipment, net	$22,679	$26,337
Depreciation expense for the year ended December 31, 2025 and 2024, was $4,004 and $4,111, respectively, of which $895 and $1,135, respectively, was recorded in Selling, general, and administrative expense in the consolidated statements of operations. For the year ended December 31, 2025 and 2024, depreciation expense of $3,109 and $2,976, respectively, was recorded in Cost of goods sold in the consolidated statements of operations.

6. INTANGIBLE ASSETS
Details of the Company’s intangible assets subject to amortization and indefinite-lived intangible assets and their respective carrying amounts are as follows:

	As of December 31, 2025
	Weighted-Average Remaining Useful Life (in years)	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:	17.11	$3,548	$(3,076)	$472
Indefinite-lived intangible assets:		313	—	313
Total		$3,861	$(3,076)	$785

	As of December 31, 2024
	Weighted-Average Remaining Useful Life (in years)	Gross	Accumulated Amortization	Net
Definite-lived intangibles assets (1) :	18.26	$3,696	$(2,948)	$748
Indefinite lived intangible assets:		301	—	301
Total		$3,997	$(2,948)	$1,049

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
(1)For the year ended December 31, 2024, certain amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on total intangible assets or net income.
For the year ended December 31, 2025 and 2024, amortization expense of intangible assets of $226 and $218, respectively, was recorded in Selling, general, and administrative expense in the consolidated statements of operations.
As of December 31, 2025, expected amortization of intangible assets is as follows:

Year Ending December 31:
2026	$98
2027	66
2028	31
2029	23
2030	23
Thereafter	231
Total future amortization	$472

7. LICENSE AND MEDIA RIGHTS
MLB Promotion Rights Agreement
On October 11, 2022, the Company entered into a Promotional Rights Agreement (the "MLB Promotional Rights Agreement") with MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs (collectively, the "MLB"), pursuant to which the Company entered into a strategic partnership with MLB to promote the Company’s NSF Certified for Sport® product line. On February 5, 2024, the Company and MLB entered into the First Amendment to the Promotional Rights Agreement ("First Amendment"). The First Amendment extended the agreement through December 31, 2027, with an aggregate rights fee of $23.0 million for the remainder of the term. On May 13, 2025, the Company and MLB entered into a letter agreement (the "PRA Letter Agreement") terminating the MLB Promotional Rights Agreement and waiving the Company's obligation to pay the remaining aggregate rights fee of $18 million for the remainder of the term of the MLB Promotional Rights Agreement.
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
The PRA Letter Agreement terminated the MLB Promotional Rights Agreement. As a result of the termination, the license and media rights assets as well as the current and non-current payable previously recorded on the consolidated balance sheets were written off. This write-off resulted in the recognition of a gain of $2,326, which is included in Other income (expense), net within the consolidated statements of operations. The gain reflects the net impact of the derecognition of related obligation exceeding the carrying value of the associated assets.
As of December 31, 2024, the carrying value of the licensed properties was $11,691 recorded as a license and media rights asset within the consolidated balance sheets. As of December 31, 2024, the carrying value of the media rights was $3,000 recorded as a prepaid asset and a license and media rights asset within the consolidated balance sheets. The Company recognized $4,897 in amortization expense related to

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
the license and media rights assets for the year ended December 31, 2024. Licensed properties were amortized straight line and media rights were amortized as incurred. For the year ended December 31, 2024, the Company paid MLB $5,000 as part of the committed cash payments.

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
The following is a summary of the Company's convertible debenture as of December 31, 2025:

	As of December 31, 2025
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$63,944	$(13,095)	$50,849
The following is a summary of the Company's convertible debenture as of December 31, 2024:

	As of December 31, 2024
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$58,172	$(14,541)	$43,631
The debenture was C$75.3 million per the subscription agreement and translated to USD on the transaction date. The Company remeasures the debenture at each balance sheet date using the CAD to USD exchange rate as of that balance sheet date. The Company recognizes the resulting foreign currency gain or loss within the consolidated statement of operations during the period. For the year ended December 31, 2025 and 2024, the Company recognized a foreign currency loss of $2,146 and a gain of $3,546, respectively, related to the net carrying value of the debenture within other income (expense), net in the consolidated statement of operations.
Interest is accrued annually and payable on the maturity date or date of earlier conversion. On conversion, accrued interest will either be converted into common shares equal to the amount of accrued interest or will be paid in cash if agreed with the Lender. As of December 31, 2025 and 2024, the principal amount of the debenture includes $9,057 and $6,078, respectively, of accrued interest expense.

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
The following is a summary of the interest expense and amortization expense, recorded within the consolidated statement of operation, of the Company's convertible debenture for the year ended December 31, 2025 and 2024:

	For the Year Ended December 31,
Interest and Amortization Expense	2025	2024
Interest expense	$2,979	$2,896
Amortization of debt discounts and costs	2,093	1,753
Total	$5,072	$4,649

9. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance. As of December 31, 2025 there are no pending litigation that could have, individually and in aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

10. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 0.09 to 9.2 years, some of which include options to extend the leases for up to 5 years. Generally, the lease agreements do not include options to terminate the lease.
The weighted average remaining lease term was 8.8 years for operating leases as of December 31, 2025. The weighted average discount rate was 5.8% for operating leases as of December 31, 2025.
The components of lease cost, including variable lease costs primarily consisting of common area maintenance charges and real estate taxes, for the year ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Operating Lease Cost:
Fixed lease cost	$959	$1,346
Variable lease cost	435	533
Total lease cost	$1,394	$1,879

Sublease income	979	1,064

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Other information related to leases was as follows:

	Year Ended December 31,
	2025	2024
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,100	$2,247
Maturities of operating lease liabilities as of December 31, 2025 are as follows:

Operating Leases
Year Ending December 31:
2026	$2,176
2027	1,844
2028	1,762
2029	1,806
2030	1,851
Thereafter	6,329
Total lease obligation	$15,768
Less: Imputed interest	(2,162)
Total lease liabilities	$13,606
Less: Current lease liabilities	1,420
Total non-current lease liabilities	$12,186

11. SHAREHOLDERS’ EQUITY (DEFICIT)
As of December 31, 2025 and 2024, the Company’s share capital consists of one class of issued and outstanding shares: Common Shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
Common Shares
As of December 31, 2025 and 2024, the Company was authorized to issue an unlimited number of common shares, which have nil par value.
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
The following table sets forth the computation of basic and dilutive net loss per share attributable to Common Shareholders:

	Year Ended December 31,
	2025	2024
Net loss	$(29,741)	$(29,846)
Weighted-average number of common shares - basic	158,790,181	157,563,671
Dilutive effect of stock options and awards	—	—
Weighted-average number of common shares - diluted	158,790,181	157,563,671
Loss per common share – basic and diluted	$(0.19)	$(0.19)
As of December 31, 2025 and December 31, 2024, potentially dilutive securities include stock options, restricted share units, and convertible debenture conversion. When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each year are presented in the table below:

	Year Ended December 31,
	2025	2024
Outstanding options	1,967,426	3,513,079
Outstanding restricted share units	4,084,117	4,485,077
Total	6,051,543	7,998,156
Convertible debenture conversion
The Company's debenture is convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The Company can settle the convertible debenture in shares. If the convertible debenture in diluted EPS is anti-dilutive, or if the conversion value of the debenture does not exceed its conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company’s calculation of diluted EPS. For the year ended December 31, 2025 and December 31, 2024, the price of the Company’s shares did not exceed the conversion price and therefore there was no impact to potential common share diluted EPS during those periods. Conversely, income available to common stockholders will be impacted by interest expense of $9,057 and amortization of debt issuance costs of $5,445 related to the debenture.

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
On March 27, 2026, the Company announced that they have entered into an agreement to complete a transaction with BAT, which will result in the issuance of approximately 110 million of Charlotte's Web's common shares to BAT. Refer to Note 17 for additional details.
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
13. SHARE-BASED COMPENSATION
Share Incentive Plans
2015 Plan
On December 31, 2015, the Company adopted the Stanley Brothers, Inc. 2015 Stock Option Plan (the "2015 Plan"), which provides for grants of incentive stock options and nonqualified stock options to employees (including officers), consultants, and directors. The 2015 Plan, and grants made under the 2015 Plan, were designed to align Shareholder and participant interests. The Company’s Board of Directors established the terms and conditions of the grants under the 2015 Plan. No further grants are authorized or outstanding under the 2015 Plan.
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
The aggregate number of common shares of the Company as to which share incentive awards may be granted from time to time under both the 2015 Plan and 2018 Plan shall not exceed 15,776,223 shares. The maximum exercise period of any option grant shall not exceed ten years from the date of grant. The share incentive awards vest over a time-based service period, generally a period of one to four years, and are settled in equity. The number of available awards at December 31, 2025, was 9,772,503.
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
Detail of the number of stock options outstanding for the year ended December 31, 2025 and 2024 under the 2015 and 2018 Plans is as follows:

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,513,079	$0.88	7.30	$—
Granted	—	—
Exercised	—	—
Forfeited (and expired)	(1,545,653)	0.67
Outstanding as of December 31, 2025	1,967,426	$1.04	6.57	$28

Exercisable/vested as of December 31, 2025	1,772,252	$0.83	6.48	$19
For the options outstanding at December 31, 2025 and 2024, the weighted average remaining contractual life is 6.57 years and 7.30 years, respectively. There were no options granted or exercised during the year ended December 31, 2025 and 2024.
Vesting of awards under these plans were generally time based over a period of one to four years. For the 337,796 option awards vested during the year ended December 31, 2025, the weighted average grant date fair value was $0.91. For the 1,918,063 option awards vested during the year ended December 31, 2024, the weighted average grant date fair value was $0.64.
As of December 31, 2025, a total of 1,967,426 options were outstanding. No options remained outstanding under the 2015 Plan. All 1,967,426 outstanding options under the 2018 Plan have an exercise price ranging between $0.32 and $11.92.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the 2018 Plan. The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments over one to four years. Upon vesting, one share of the Company’s common shares is issued for each restricted share awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the year ended December 31, 2025 and 2024 was $361 and $1,089, respectively.
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	4,485,077	$0.26
Granted	2,601,433	0.09
Forfeited	(1,125,989)	0.13
Vested	(1,876,404)	0.26
Outstanding as of December 31, 2025	4,084,117	$0.18

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the year ended December 31, 2025 and 2024 was $664 and $1,520, respectively, included in selling, general and administrative expense in the consolidated statements of operations.
As of December 31, 2025, and 2024, there was approximately $543 and $1,164 of total unrecognized share-based compensation expense, related to unvested options granted to employees under the Company’s share option plan that is expected to be recognized over a weighted average period of 1.82 years as of each year ended.
14. INCOME TAXES
Income Taxes
Loss before provision for income taxes for the year ended December 31, 2025 and 2024 consists of the following:

	Year Ended December 31,
	2025	2024
U.S. loss	$(29,809)	$(29,807)
Foreign income (loss)	—	—
Total current	$(29,809)	$(29,807)
The major components of income tax expense attributable to loss from operations consists of:

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	(30)	(49)
Foreign	—	—
Total current	$(30)	$(49)

Deferred:
Federal	95	9
State	3	1
Foreign	—	—
Total deferred	98	10

Total income tax (expense) benefit	$68	$(39)
The following table reconciles the income tax provision with the amount calculated using the 21.0% U.S. federal statutory rate applied to pretax income, reflecting the adoption of ASU 2023-09:

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31,
	2025		2024
U.S. federal statutory tax expense	$(6,260)	21.0%	$(6,259)	21.0%
State taxes, net of federal benefit	(785)	2.6%	(1,288)	4.3%
Share based compensation	205	(0.7)%	323	(1.1)%
Change in fair value of financial instruments and other	1,106	(3.7)%	(171)	0.6%
Disallowed convertible debt expense	1,516	(5.1)%	214	(0.7)%
Change in valuation allowance(1)	4,583	(15.4)%	6,525	(21.9)%
R&D credit	(242)	0.8%	(53)	0.2%
Rate change	93	(0.3)%	47	(0.2)%
Other, net	(284)	1.0%	701	(2.4)%
Income tax (benefit) expense	$(68)	0.2%	$39	(0.1)%
(1)During the year ended December 31, 2025 and 2024, the Company maintained a full valuation allowance on its deferred tax assets.
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss and other carryforwards	$82,392	$77,922

Inventory provision and UNICAP 263A	450	553
Lease liability	3,529	4,021
Section 174 capitalized costs	3,191	3,020
Share-based compensation	558	685
Other	1,491	1,601
Total deferred tax assets	$91,611	$87,802
Valuation allowance	(86,752)	(82,169)
Total deferred tax assets, net	$4,859	$5,633

Deferred tax liabilities:
Right of use assets	(2,930)	(3,296)
Investment in unconsolidated entity	(2,282)	(2,765)
Other	(77)	(101)
Total deferred tax liabilities	$(5,289)	$(6,162)

Net deferred taxes	$(430)	$(529)
The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax loss, the Company continues to believe its deferred tax assets are more likely to not be realized and, as such, a full valuation allowance is recorded against net deferred taxes. For the year ended December 31, 2025 and 2024, the Company’s valuation allowance increased by $4,583 and $6,525, respectively, primarily related to the incremental net operating losses and an increase to the inventory provision.

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
As of December 31, 2025, the Company has U.S. federal, US state, and Canadian net operating losses ("NOL") of approximately $299,974, $251,063, and $11,542 respectively. The entire U.S. federal NOLs are post-2017 NOL and therefore can be carried forward indefinitely and the US state NOLs will begin to expire in 2032. The Canada NOLs will begin to expire in 2041. For the year ended December 31, 2025 and 2024, the Company also has a research and development credit carryforward of $2,718 and $2,404, respectively, which begin to expire in 2042.
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
Net income tax payments after the prospective adoption of ASU 2023-09, as described in Note 2, consisted of the following:

	Year Ended December 31,
	2025	2024
Federal	$—	$—

State
California	2	2
Massachusetts	8	4
Texas	13	8
North Carolina	—	7
South Carolina	5	2
Other	—	3
Subtotal	28	26

Foreign	$—	$—
Total	$28	$26
Uncertain tax positions
A reconciliation of the beginning and ending amount of uncertain tax positions as of December 31, 2025 and 2024 is as follows:

Balance at December 31, 2024	$240
Additions for current year tax positions	24
Additions for prior year tax positions	7
Reductions for prior year tax positions	—
Reductions as a result of settlement with tax authority	—
Balance at December 31, 2025	$271

Balance at December 31, 2023	$279
Additions for current year tax positions	5
Additions for prior year tax positions	—
Reductions for prior year tax positions	(44)
Reductions as a result of settlement with tax authority	—
Balance at December 31, 2024	$240

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
The Company files income tax returns in the U.S. federal, various state jurisdictions, Canada, and Israel. In the normal course of business, it is subject to examination by taxing authorities throughout the world. As of December 31, 2025, the Company’s tax years prior to 2022 are closed for federal income tax purposes. The Company’s 2019 tax year was opened for examination by the IRS during the second half of 2023. The statute of limitations on assessment with respect to the Company’s 2019 Form 1120 remains open until June 30, 2027, pursuant to an agreed-upon extension to the applicable statute of limitations. The Company’s 2022 through 2024 tax years remain open until the general statute of limitations lapses for each respective tax year.

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
For the year ended December 31, 2025 and 2024, the segment's revenues and pre-tax net loss were $49,897 and $49,667; and $29,809 and $29,807, respectively. Further details of the segment's revenues are included in Note 2 under Revenue Recognition. The segment's expenses are included in the consolidated statements of operations; and the segment's reconciliation between pre-tax net income/(loss) are included in the results of operations measures section of this Form 10-K.
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
Measure of Segment Profit or Loss and Total Assets: The accounting policies of the single reportable segment are the same as those described in the summary of significant accounting policies. The CODM evaluates performance and allocates resources based on pre-tax net income/(loss), as presented in the accompanying financial statements. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.
Significant Segment Expenses
The following significant expenses are regularly reviewed by the CODM for the year ended December 31, 2025 and 2024: Cost of goods sold $28,197 and $28,407, respectively; Selling, general, and administrative expenses $41,968 and $53,247, respectively; Change in fair value of financial instruments $(7,269) and $615, respectively; and Depreciation and Amortization $6,323 and $9,979, respectively.
Reconciliation to Consolidated Financial Statements
As the Company operates as a single reportable segment, the amounts presented above align directly with the consolidated totals in the financial statements.

	Year Ended December 31,
	2025	2024
Product Revenue	$49,597	$49,019
Service Revenue	300	648
Total Revenue	$49,897	$49,667

Cost of goods sold	28,197	28,407
Gross profit	$21,700	$21,260
Gross profit %	43.5%	42.8%

Selling, general, and administrative expenses	41,968	53,247
Operating loss	$(20,268)	$(31,987)

Change in fair value of financial instruments	(7,269)	615
Other income (expense), net	(2,272)	1,565
Loss before provision for income taxes	$(29,809)	$(29,807)

Other segment information
Depreciation/Amortization	6,323	9,979
Total assets	75,273	113,442
Long-term liabilities	68,653	70,419

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)

16. RELATED PARTY TRANSACTIONS
Effective November 2020, the Company issued a secured promissory note, where $1,000 was loaned to one of the Stanley Brothers. The note receivable was secured by equity instruments with certain of the Stanley Brothers, bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021, which date was subsequently extended. Effective November 13, 2024, the Company entered into a third amendment of the promissory note to extend the maturity date until November 13, 2029. According to the terms of the agreement, no additional interest will accrue through the payment date. The note has been fully reserved for as of December 31, 2025.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3 "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain members of the Stanley Brothers, who are or were employees of the Company at the time, are the majority shareholders of Stanley Brothers USA. The Company is not obligated to exercise the SBH Purchase Option and as such the unexercised option expired as of February 26, 2026.
On April 6, 2023, the Company jointly formed an entity, DeFloria, Inc., with AJNA BioSciences and BAT. AJNA is a botanical drug development company and is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of approximately 2,000,000 preferred units following its initial $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity’s voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of December 31, 2025, and December 31, 2024 the remaining note receivable of $19 and $71, respectively, is presented in other assets in the consolidated balance sheets.
On April 6, 2023, the Company and DeFloria entered into a supply agreement in which the Company shall supply raw material that will be used in the development of the new drug. The price charged by the Company is at cost of goods sold level. For the year ended December 31, 2025 and 2024, the Company recognized $904 and $0, respectively, in both revenue and cost of goods sold, related to the supply agreement with DeFloria. Similarly, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the year ended December 31, 2025 and 2024 , the Company recognized $300 and $648, respectively, in both revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $1,471 and $648 as of December 31, 2025 and 2024, respectively
On July 15, 2025, the Company entered into a promissory note, as lender, where the Company loaned $750 to DeFloria. The note and accrued interest is due and payable by DeFloria upon the later of December 31, 2026, or the date the Company shall issue and sell units of a newly-authorized series of preferred units in a bona fide financing transaction to one or more investors for aggregate cash proceeds to DeFloria or any other convertible debt of DeFloria of not less than $10 million. Upon any event of default by DeFloria under the note, which includes DeFloria’s failure to pay amounts within 3 business days of when due and breaches of DeFloria’s obligations pursuant to the note, the Company will be entitled to exercise its rights under the note. The funds were distributed monthly between July and November 2025, and the balance of the promissory note including accrued interest as of December 31, 2025 is $784.
On June 21, 2024, the Company entered into a consulting agreement with Jared Stanley, former executive of the Company, and current member of the Board of Directors. In consideration for Mr. Stanley's services, he will receive a bi-weekly fee of $6.

CHARLOTTE’S WEB HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share, per share, per unit, and number of years)
17. SUBSEQUENT EVENTS
On March 30, 2026, the Company announced that it has entered into an agreement to complete a transaction with BAT comprised of two components: (i) amendment and conversion of BAT’s outstanding C$75.3 million ($56.8 million as of November 2022) convertible debenture, as well as, all accrued interest, into Charlotte’s Web's common shares at a conversion price of C$0.94 per share; and (ii) a concurrent additional equity investment by BAT of $10 million (approximately C$13.8 million at current exchange rates) by way of a private placement at a price equal to the greater of (a) C$0.94 per share, and (b) a dollar amount equal to the maximum discount available pursuant to section 607 of the TSX Company Manual applied to the 5-day volume weighted average price of the Company’s common shares on the TSX prior to the closing date (collectively, the “Transaction”). The Transaction will result in the issuance of approximately 110 million Charlotte's Web's common shares to BAT and represents a total equity commitment of approximately C$103 million (approximately $75 million). Completion of the Transaction is subject to, among other conditions, TSX and shareholder approval. The Company's shareholders will be asked to approve the Transaction at an annual general and special meeting of the shareholders to be held on or about May 28, 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective for the period ending December 31, 2025.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, it conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework (2013), management has concluded that the internal control over financial reporting was effective as of December 31, 2025.
This Annual Report on Form 10-K does not include an attestation report of the independent registered public accounting firm due to the Company being considered an emerging growth company.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ending December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
For the year ended December 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
Appointment of Corporate Secretary
On March 16, 2025, the Company announced the appointment of Mindy Garrison as the Chief People Officer and Corporate Secretary.
Ms. Garrison, age 55, initially joined the Company as Senior Director of Human Resources in November 2021, promoted to Chief People Officer in August 2022, and appointed as Corporate Secretary in August 2025. Before joining Charlotte’s Web, Garrison served as an HR executive in the healthcare sector, worked as a management consultant, and spent 15 years as an Adjunct Professor at the University of Denver. Her expertise in human capital strategy, governance, and executive education continues to support Charlotte’s Web’s mission‑driven growth in the rapidly evolving hemp‑derived wellness industry. She has a Bachelor’s degree in Psychology and a Master’s degree from the University of Denver.

There are no family relationships between Mrs. Garrison and any director or executive officer of the Company. The Company is not aware of any transaction in which Mrs. Garrison has an interest requiring disclosure under Item 404(a) of Regulation S-K. No contract or arrangement between Mrs. Garrison and the Company was executed in connection with her appointment. Mrs. Garrison will be eligible for equity award grants in a manner consistent with the Company’s practices for senior management. Mrs. Garrison has previously been awarded stock options in respect of her prior service with the Company and will be entitled to continue to participate in the Company’s benefit programs applicable generally to employees and executive officers. Such compensation and benefit plans and arrangements are described in the Company’s Amendment No. 2 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission on January 4, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for the 2026 annual stockholders' meeting and is incorporated by reference in this Annual Report on Form 10-K.

Item 11. Executive Compensation
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for the 2026 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for the 2026 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for the 2026 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services
Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for the 2026 annual stockholders' meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

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
(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit No.	Description	Location
3.1	Articles	Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
3.2	Notice of Articles	Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.1∔	Supplemental Warrant Indenture between Charlotte’s Web Holdings, Inc. and Abacus Health Products, Inc. Odyssey Trust Company dated as of June 11, 2020.	Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.2∔	Warrant Indenture between Charlotte’s Web Holdings, Inc. and Odyssey Trust Company dated as of June 18, 2020.	Exhibit 4.3 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
4.3	Description of Securities	Filed herewith.
10.1∔	Option Purchase Agreement Among Charlotte’s Web Holdings, Inc. and Stanley Brothers USA Holdings, Inc. dated March 2, 2021.	Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.2	Lease of Space made as of May 7, 2019 between EJ 700 Tech Court LLC and Charlotte’s Web, Inc.	Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.3∔	Sublease made as of May 31, 2019 between Boulder Brands USA, Inc. and Charlotte’s Web, Inc.	Exhibit 10.8 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.4	First Amendment to Sublease dated as of August 30, 2019 between Boulder Brands USA, Inc. and Charlotte’s Web, Inc.	Exhibit 10.9 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.5	Sublease made as of May 12, 2021 by and among Charlotte’s Web, Inc. and Outside Interactive, Inc.	Exhibit 10.10 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.

Exhibit No.	Description	Location
10.6	Sublease Agreement made as of May 11, 2021 by and between Molson Coors Beverage Company and Charlotte’s Web, Inc.	Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.7	First Amendment to Sublease Agreement made as of June 15, 2021 by and between Molson Coors Beverage Company and Charlotte’s Web, Inc.	Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.8†	CWB Holdings, Inc. 2015 Stock Option Plan dated as February 2, 2016.	Exhibit 10.13 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.9†	CWB Holdings, Inc. Amendment No. 1 to 2015 Stock Option Plan.	Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-262006) filed with the SEC on January 5, 2022 is incorporated herein by reference.
10.10†	Charlotte's Web Holdings, Inc. 2018 Long-Term Incentive Plan dated August 23, 2018.	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.11†	Charlotte's Web Holdings, Inc. Amended 2018 Long-Term Incentive Plan dated April 29, 2021.	Exhibit 10.15 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.11.1†	Amendment No. 1 to Charlotte's Web Holdings, Inc. Amended 2018 Long-Term Incentive Plan dated April 29, 2021.	Exhibit 10.18.1 to the Annual Report on Form 10-K (File No. 000-56364) filed with the SEC on March 21, 2024 is incorporated herein by reference.
10.12†	Form of Restricted Stock Award Agreement for Employees to the 2018 Long Term Incentive Plan.	Exhibit 10.16 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.13†	Form of Restricted Stock Award Agreement for Employees to the 2018 Long-Term Incentive Plan (2021 amendment)	Exhibit 10.16.1 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.14†	Form of Restricted Stock Award Agreement for Directors to the 2018 Long Term Incentive Plan.	Exhibit 10.17 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.15†	Form of Restricted Stock Award Agreement for Directors to the 2018 Long Term Incentive Plan (2021 amendment).	Exhibit 10.17.1 to Amendment No. 2 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on January 25, 2022 is incorporated herein by reference.
10.16†	Form of Nonqualified Stock Option Award to the 2018 Long-Term Incentive Plan.	Exhibit 10.18 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.17†	Form of Nonqualified Stock Option Award to the 2018 Long-Term Incentive Plan (2021 amendment).	Exhibit 10.18.1 to Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on December 22, 2021 is incorporated herein by reference.
10.18†	Form of Director’s Service Agreement, with Form of Director’s Indemnification Agreement.	Exhibit 10.28 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.

Exhibit No.	Description	Location
10.19∔	Consulting Agreement dated April 16, 2021, by and between Leeland & Sig, LLC d/b/a Stanley Brothers Brand Company, the Stanley Brothers, and Charlotte's Web Inc.	Exhibit 10.29 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.20†	Offer Letter from Charlotte’s Web Holdings, Inc. to William Morachnick, dated September 12, 2023.	Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the SEC on September 13, 2023 is incorporated herein by reference.
10.21++	Manufacturing and Sales License Agreement, effective November 1, 2022 by and among Aphria, Inc. and Charlotte’s Web, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 4, 2022.
10.22∔, ++	Subscription Agreement, dated as of October 11, 2022, by and among MLB Advanced Media, L.P. and Charlotte’s Web Holdings, Inc.	Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-56364) filed with the SEC on March 23, 2023 is incorporated herein by reference.
10.23∔, ++	Subscription Agreement, dated as of November 14, 2022, by and among BT DE Investments, Inc. and Charlotte’s Web Holdings, Inc.	Exhibit 10.1 to Amendment No. 1 to the Current Report on Form 8-K/A (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 14, 2022.
10.24∔, ++	Convertible Debenture, dated as of November 14, 2022, by and among BT DE Investments, Inc. and Charlotte’s Web Holdings, Inc.	Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K/A (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 14, 2022.
10.25∔, ++	Investor Rights Agreement, dated November 14, 2022, by and between Charlotte’s Web Holdings, Inc. and BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group.	Exhibit 10.3 to Amendment No. 1 to the Current Report on Form 8-K/A (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on November 14, 2022.
10.26	Secured Promissory Note between Jesse Stanley and the Master and a Hound Revocable Trust, as borrower, and Charlotte's Web Holdings, Inc., as Lender, dated November 13, 2020.	Exhibit 10.30 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on November 5, 2021 is incorporated herein by reference.
10.27	Amendment to Secured Promissory Note between Jesse Stanley and the Master and a Hound Revocable Trust and Charlotte's Web Holdings, Inc. dated March 22, 2022.	Exhibit 10.36 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on March 24, 2022 is incorporated herein by reference.
10.28	Third Amendment to Secured Promissory Note, dated November 13, 2024	Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56364) filed with the SEC on March 21, 2024 is incorporated herein by reference.
10.29	Consulting Agreement between Charlotte’s Web Holdings, Inc. and Jared Stanley, dated June 13, 2024.	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed by the Company on August 8, 2024.
10.30
Letter Agreement, dated May 13, 2025 by and among MLB Advanced Media L.P., on its own behalf and on behalf of Major League Baseball Properties, Inc., the Office of the Commissioner of Baseball, The MLB Network, LLC and the Major League Baseball Clubs and Charlotte’s Web Holdings, Inc
Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed by the Company on May 14, 2025.
10.31	Promissory Note, dated July 15, 2025.	Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on July 21, 2025
19.1	Insider Trading and Reporting Policy	Filed herewith
21.1	Subsidiaries of the Company	Filed herewith
23.1	Consent of PKF O'Connor Davies	Filed herewith

Exhibit No.	Description	Location
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
97.1	Clawback policy	Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement.
∔	Certain identified information has been excluded from the exhibit pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K.
++	Exhibits, schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the SEC upon request.
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

CHARLOTTE'S WEB HOLDINGS, INC.

March 31, 2026	By:	/s/ Erika Lind
(Date)		Erika Lind
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Morachnick	Chief Executive Officer (Principal Executive Officer)	March 31, 2026
William Morachnick

/s/ Erika Lind	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026
Erika Lind

/s/ Angela McElwee	Director	March 31, 2026
Angela McElwee

/s/ Matthew McCarthy	Director	March 31, 2026
Matthew McCarthy

/s/ Jared Stanley	Director	March 31, 2026
Jared Stanley

/s/ Maureen Usifer	Director	March 31, 2026
Maureen Usifer

/s/ M. Borgia Walker	Director	March 31, 2026
M. Borgia Walker