Form 10-Q
period 2026-03-31
Charlotte's Web Holdings, Inc.
filed 2026-05-13
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 160,605,889 shares of common shares as of May 11, 2026.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2026

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026 (unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$5,198	$8,035
Accounts receivable, net	1,410	811
Inventories, net	17,181	18,022
Prepaid expenses and other current assets	3,334	3,491
Total current assets	27,123	30,359
Property and equipment, net	21,630	22,679
Operating lease right-of-use assets, net	11,183	11,297
Investment in unconsolidated entity	8,600	8,800
Intangible assets, net	761	785
Derivative and other long-term assets	1,390	1,353
Total assets	$70,687	$75,273
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,589	$2,186
Accrued and other current liabilities	4,021	5,053
Lease obligations – current	1,490	1,420
Total current liabilities	8,100	8,659
Convertible debenture	51,504	50,849
Lease obligations	11,922	12,186
Derivative and other long-term liabilities	14,202	5,618
Total liabilities	85,728	77,312
Commitments and contingencies (Note 7)
Shareholders’ deficit:
Common shares, nil par value; unlimited shares authorized; 159,683,953 and 159,420,141 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1	1
Additional paid-in capital	329,380	329,270
Accumulated deficit	(344,422)	(331,310)
Total shareholders’ deficit	(15,041)	(2,039)
Total liabilities and shareholders’ deficit	$70,687	$75,273
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31, (unaudited)
	2026	2025
Revenue	$11,159	$12,262
Cost of goods sold	5,955	6,032
Gross profit	5,204	6,230

Selling, general, and administrative expenses	9,528	11,578
Operating loss	(4,324)	(5,348)

Change in fair value of financial instruments	(8,868)	(126)
Other income (expense), net	77	(738)
Loss before provision for income taxes	$(13,115)	$(6,212)
Income tax benefit	3	—
Net loss	$(13,112)	$(6,212)

Per common share amounts (Note 10)
Net loss per common share, basic and diluted	$(0.08)	$(0.04)
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance—December 31, 2025	159,420,141	$1	$329,270	$(331,310)	$(2,039)
Common shares issued upon vesting of restricted share units, net of withholding	263,812	—	(41)	—	(41)
Share-based compensation	—	—	151	—	151
Net loss		—		(13,112)	(13,112)
Balance—March 31, 2026	159,683,953	$1	$329,380	$(344,422)	$(15,041)

Balance—December 31, 2024	158,009,541	$1	$328,655	$(301,569)	$27,087
Common shares issued upon vesting of restricted share units, net of withholding	—	—	—	—	—
Share-based compensation	—	—	187	—	187
Net loss		—		(6,212)	(6,212)
Balance—March 31, 2025	158,009,541	$1	$328,842	$(307,781)	$21,062

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31, (unaudited)
	2026	2025
Cash flows from operating activities:
Net loss	$(13,112)	$(6,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,678	2,449
Change in fair value of financial instruments	8,868	126
Convertible debenture and other accrued interest	793	868
Changes in right-of-use assets	114	473
Share-based compensation	151	187
Other	(788)	126
Changes in operating assets and liabilities:
Accounts receivable, net	(575)	(394)
Inventories, net	856	19
Prepaid expenses and other current assets	109	28
Operating lease obligations	(194)	(605)
Accounts payable, accrued and other liabilities	(537)	71
Other operating assets and liabilities, net	(142)	96
Net cash used in operating activities	(2,779)	(2,768)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(21)	(521)
Proceeds from sale of assets	4	28
Net cash used in investing activities	(17)	(493)
Cash flows from financing activities:
Other financing activities	(41)	—
Net cash used in financing activities	(41)	—
Net decrease in cash and cash equivalents	(2,837)	(3,261)
Cash and cash equivalents —beginning of period	8,035	22,618
Cash and cash equivalents —end of period	$5,198	$19,357

Non-cash activities:
Non-cash purchase of property and equipment and intangible assets	$—	$(83)
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
The Company's primary products are made from high-quality and proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids, and other hemp compounds. Hemp extracts are produced from the plant Cannabis sativa L. ("cannabis" or "CBD"), and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol ("THC") concentration of not more than 0.3% on a dry weight basis ("hemp"). The Company is engaged in research involving the effectiveness of a broad variety of compounds derived from hemp, as well as other botanical-based wellness products such as functional mushrooms. The Company does not currently produce or sell medical or recreational marijuana or products derived from high-THC cannabis plants. The Company does not currently have any plans to expand into these products in the near future.
The Company's current product categories include full-spectrum hemp extract oil tinctures (liquid product), gummies, soft-gels, CBD topical creams and lotions, broad-spectrum botanical CBD gummies, functional mushroom gummies, and pet products. The Company's products are distributed through its eCommerce website, third-party eCommerce websites, select distributors, and healthcare practitioners.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2026 and its results of operations for the three months ended March 31, 2026 and 2025, cash flows for the three months ended March 31, 2026 and 2025, and stockholders’ equity (deficit) for the three months ended March 31, 2026 and 2025. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements. Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The accompanying unaudited

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 2026.
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
Revenue Recognition
The majority of the Company's revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer eCommerce website, as well as distributors, and health practitioners. The service revenue is due to the Company and DeFloria, Inc. ("DeFloria") entering into a Master Services Agreement ("Services Agreement") in which the Company is compensated for the provision of certain services to DeFloria. Refer to Note 3 for additional disclosure on the DeFloria Service Agreement. The following table sets forth the disaggregation of the Company's revenue:

	Three Months Ended March 31,
	2026	2025
Product revenue	$11,084	$12,187
Service revenue	75	75
Total revenue	$11,159	$12,262
Substantially all of the Company's revenue is earned in the United States.
Recently Adopted Accounting Pronouncements
There are no new accounting pronouncements adopted by the Company that had or may have a material impact on the accompanying unaudited interim condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Other than described below, no new accounting pronouncements issued by the FASB had or may have a material impact on the Company’s consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance clarifies and improves Topic 270, including reorganizing the Codification, clarifying the scope of interim reporting guidance, adding a consolidated list of required interim disclosures, and introducing a disclosure principle for material events or changes occurring after the most recent annual reporting period. ASU 2025-11 is effective for public business entities for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU.
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
3. FAIR VALUE MEASUREMENT
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, by level within the fair value hierarchy:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Debt interest rate conversion feature	—	—	202	202
Total financial assets	$—	$—	$202	$202

Investment in unconsolidated entity:	$—	$—	$8,600	$8,600

Financial liabilities:
Debt conversion option	$—	$13,779	$—	$13,779

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Debt interest rate conversion feature	—	—	211	211
Total financial assets	$—	$—	$211	$211

Investment in unconsolidated entity:	$—	$—	$8,800	$8,800

Financial liabilities:
Debt conversion option	$—	$5,187	$—	$5,187
There were no transfers between levels of the fair value hierarchy and there were no changes in the fair value methodologies during the three months ended March 31, 2026, and the year ended December 31, 2025.
Investment in Unconsolidated Entity
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA BioSciences ("AJNA"), and a subsidiary of British American Tobacco PLC ("BAT"). AJNA is a botanical drug development company. AJNA is partially owned and was co-founded by a member of the Stanley Brothers. The seven Stanley brothers (the "Stanley Brothers") founded CWB Holdings, Inc. (predecessor to Charlotte's Web, Inc).
As of March 31, 2026, BAT holds an equity interest in DeFloria in the form of approximately 2,000,000 or 100% preferred units following its $10 million initial investment and has the right to participate in future equity issuances to maintain its pro rata equity position. In 2024, BAT and AJNA invested an additional $5 million and $2 million, respectively, into DeFloria in exchange for a convertible debenture. The Company and AJNA each hold 4,000,000 or approximately 50%, respectively, of DeFloria's voting common units following a 1-10 stock

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
split when DeFloria converted from a Limited Liability Company to a Corporation. The Company's contribution to DeFloria is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a supply agreement with DeFloria, under which the Company supplies the oils at cost used to produce and develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise, and the provision of clinical services. DeFloria used the investments for the clinical development of a hemp botanical Investigational New Drug application and has concluded Phase I clinical development.
Concurrently with the formation of DeFloria, the Company was issued a warrant to purchase 865,052 shares of Class A Common Stock of AJNA for an exercise price of $2.89 per share. Management determined the warrant should be accounted for in accordance with ASC 321, which requires the warrant to be measured at fair value at issuance and subsequently remeasured at fair value each reporting period. All changes from the remeasurement of the warrant will be recorded as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of April 2025, AJNA warrants have expired and as such have no value.
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
The investment has been remeasured at fair value at each reporting date, with changes recognized in condensed consolidated statements of operations as changes in fair value of financial instruments for the period. For the three months ended March 31, 2026 and March 31, 2025, a loss of $200 and $100, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the DeFloria investment represents an investment of $8,600 and $8,800, respectively, within the condensed consolidated balance sheets.
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
The following additional assumptions are used in the model:

	March 31,	December 31,
	2026	2025
Expected term (years)	5.0	5.0
Volatility	98.2%	96.4%
Risk-free interest rate	3.9%	3.7%
Expected dividend yield	—%	—%
Discount for lack of marketability	32.0%	31.0%

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
For the three months ended March 31, 2026 and March 31, 2025, a loss of $6 and $53, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statement of operations. As of March 31, 2026 and December 31, 2025, the debt interest rate conversion feature represents a financial asset of $202 and $211, respectively, within Derivative assets in the condensed consolidated balance sheets.
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

	March 31,	December 31,
	2026	2025
Stated interest rate	5.0%	5.0%
Adjusted interest rate	1.5%	1.5%
Implied debt yield	14.0%	13.2%
Federal regulation probability	various	various
Year of event	various	various
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
For the three months ended March 31, 2026 and March 31, 2025, a loss of $8,662 and a gain of $78, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the debt conversion option represents a financial liability of $13,779 and $5,187, respectively, within derivative and other long-term liabilities in the condensed consolidated balance sheets.
The following table provides the assumptions regarding Level 2 fair value measurements inputs at their measurement dates:

	March 31,	December 31,
	2026	2025
Expected volatility	91.6%	89.8%
Expected term (years)	3.63	3.9
Risk-free interest rate	4.1%	3.9%
Expected dividend yield	—%	—%
Value of underlying share	C$1.00	C$0.50
Exercise price	C$2.00	C$2.00
Stanley Brothers USA Holdings Purchase Option
In 2021, the Company entered into an option purchase agreement (the "SBH Purchase Option") with Stanley Brothers USA Holdings, Inc ("Stanley Brothers USA"). The SBH Purchase Option was purchased for total consideration of $8,000 and had a term of five years (extendable for an additional two years upon payment of additional consideration). The SBH Purchase Option provided the Company the option to acquire all or substantially all the shares of Stanley Brothers USA, at a purchase price to be determined at the time of exercise of the SBH Purchase Option. As part of the SBH Purchase Option agreement, Stanley Brothers USA issued the Company a warrant exercisable to purchase 10% of the outstanding Stanley Brothers USA shares and convertible securities that are considered in-the-money, subject to certain conditions and exclusions. The warrant was exercisable at the Company's election for a nominal exercise price in the event the Company elects not to acquire all or substantially all shares of Stanley Brothers USA and expired 60 days after the expiration of the option. The Company was not obligated to exercise the SBH Purchase Option or warrant and as such the unexercised option and warrant have expired.
For the three months ended March 31, 2025, the Company recognized a loss of $52 related to the SBH Purchase Option within change in fair value of financial instruments in the condensed consolidated statements of operations. As of December 31, 2025, the SBH Purchase Option represented a financial asset of $0 within Derivative assets and other long-term assets in the condensed consolidated balance sheets.
4. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2026	2025
Harvested Hemp and seeds	$2,702	$2,212
Raw materials	9,423	10,379
Finished goods	6,132	6,606
	18,257	19,197
Less: inventory provision	(1,076)	(1,175)
Total	$17,181	$18,022

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
As consideration under the MLB promotional rights agreement, the Company paid a combination of cash over the license period, along with upfront non-cash consideration in the form of equity, as well as contingent consideration in the form of contingent payments based on revenue.
For the three months ended March 31, 2025, the Company recognized $974 in amortization expense related to the license and media right assets. Licensed properties were amortized straight line and media rights were amortized as incurred.
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
On March 30, 2026, the Company announced that it has entered into an agreement to complete a transaction with BAT comprised of two components: (i) amendment and conversion of BAT’s outstanding C$75.3 million convertible debenture, as well as, all accrued interest, into Charlotte’s Web's common shares at a conversion price of C$0.94 per share; and (ii) a concurrent additional equity investment by BAT of $10 million (approximately C$13.6 million at current exchange rates) by way of a private placement at a price equal to the greater of (a) C$0.94 per share, and (b) a dollar amount equal to the maximum discount available pursuant to section 607 of the TSX Company Manual applied to the 5-day volume weighted average price of the Company’s common shares on the TSX prior to the closing date (collectively, the “Transaction”). The Transaction will result in the issuance of approximately 110 million Charlotte's Web's common shares to BAT and represents a total equity commitment of approximately C$103 million (approximately $75 million). Completion of the Transaction is subject to, among other conditions, TSX and shareholder approval. The Company's shareholders will be asked to approve the Transaction at an annual general and special meeting of the shareholders to be held on or about May 28, 2026.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
The following is a summary of the Company's convertible debenture as of March 31, 2026:

	As of March 31, 2026
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$63,839	$(12,335)	$51,504
The following is a summary of the Company's convertible debenture as of December 31, 2025:

	As of December 31, 2025
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029	$63,944	$(13,095)	$50,849
The debenture was C$75.3 million per the subscription agreement and translated to USD on the transaction date. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized a foreign currency gain of $725 and $62, respectively, related to the net carrying value of the debenture within the condensed consolidated statements of operations.
Interest is accrued annually and payable on the maturity date or date of earlier conversion. On conversion, accrued interest will either be converted into common shares equal to the amount of accrued interest or will be paid in cash if agreed with the Lender. As of March 31, 2026 and December 31, 2025, the principal amount of the debenture includes $9,850 and $9,057, respectively, of accrued interest expense. The following is a summary of the interest expense and amortization expense, recorded within the condensed consolidated statements of operations, of the Company's convertible debenture for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Interest expense	$793	$722
Amortization of debt discounts and costs	587	463
Total interest and amortization expense	$1,380	$1,185
7. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of March 31, 2026 there is no litigation pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
8. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 0.9 to 8.9 years, some of which include options to extend the leases for up to five years. Generally, the lease agreements do not include options to terminate the lease.
Maturities of operating lease liabilities as of March 31, 2026 are as follows:

Operating Leases
2026 (9 months remaining)	$1,672
2027	1,898
2028	1,819
2029	1,825
2030	1,851
Thereafter	6,329
Total lease obligation	15,394
Less: Imputed interest	(1,982)
Total lease liabilities	13,412
Less: Current lease liabilities	1,490
Total non-current lease liabilities	$11,922
9. SHAREHOLDERS’ EQUITY
As of March 31, 2026 and December 31, 2025, the Company's share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
Common Shares
As of March 31, 2026 and December 31, 2025, the Company was authorized to issue an unlimited number of common shares, which have no par value.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Three Months Ended March 31,
	2026	2025
Net loss	$(13,112)	$(6,212)
Weighted-average number of common shares - basic	159,669,297	158,009,541
Dilutive effect of stock options and awards	—	—
Weighted-average number of common shares - diluted	159,669,297	158,009,541
Loss per common share – basic and diluted	$(0.08)	$(0.04)
As of March 31, 2026 and March 31, 2025, potentially dilutive securities include stock options, restricted share units, common share warrants, and convertible debenture conversion. When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each period are presented in the table below:

	March 31,
	2026	2025
Outstanding options	1,924,812	3,351,687
Outstanding restricted share units	3,532,850	4,409,234
Total	5,457,662	7,760,921
The Company's debenture is convertible into 19.9% ownership of the Company's common shares at a conversion price of C$2.00 per common share of the Company. The Company can settle the convertible debenture in shares. If the convertible debenture in diluted EPS is anti-dilutive, or if the conversion value of the debenture does not exceed their conversion price for a reporting period, then the shares underlying the notes will not be reflected in the Company's calculation of diluted EPS. For the three months ended March 31, 2026, the price of the Company's shares did not exceed the conversion price and therefore there was no impact to potential common share diluted EPS during those periods.
On March 30, 2026, the Company announced that it has entered into an agreement to complete a transaction with BAT, refer to Note 6 for additional details. The Transaction, if completed, will result in the issuance of approximately 110 million Charlotte's Web's common shares to BAT and represents a total equity commitment of approximately C$103 million (approximately $75 million).
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
There were no options granted for the three months ended March 31, 2026 and March 31, 2025. Detail of the number of stock options outstanding for the three months ended March 31, 2026 under the Company's amended 2018 Long-Term Incentive Plan (the "2018 Plan") is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,967,426	$1.04	6.57	$28
Granted	—	—
Exercised	—	—
Forfeited (and expired)	(42,614)	1.20
Outstanding as of March 31, 2026	1,924,812	$1.04	6.33	$451

Exercisable/vested as of March 31, 2026	1,729,638	$1.12	6.24	$370
There were no options granted or exercised during the three months ended March 31, 2026 and March 31, 2025, respectively.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the 2018 Plan. The restricted share units granted vest in accordance with the board-approved agreement, typically over equal installments up to four years. Upon vesting, one share of the Company's common shares is issued for each restricted share unit awarded. The fair value of each restricted share unit granted is equal to the market price of the Company's shares at the date of the grant. The fair value of shares vested during the three months ended March 31, 2026 was $77. There were no shares vested during the three months ended March 31, 2025.
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2025	4,084,117	$0.18
Granted	—	$—
Forfeited	(176,267)	$0.09
Vested	(263,812)	$0.29
Shares withheld upon vesting	(111,188)	$0.29
Outstanding as of March 31, 2026	3,532,850	$0.18
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the three months ended March 31, 2026 and March 31, 2025 was $151 and $187, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations. As of March 31, 2026, $3,268 of total unrecognized share-based compensation expense related to unvested options granted to employees is expected to be recognized over a weighted-average period of 2.62 years.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
12. INCOME TAXES
The Company reported income tax benefit of $3 and $0 for the three months ended March 31, 2026 and 2025, respectively. The Company's effective tax rate in the three months ended March 31, 2026 and 2025 was 0.0%. The Company's effective tax rates differ from the U.S. federal statutory rate of 21.0% for the three months end March 31, 2026 and 2025, respectively, primarily due to state tax payments.
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
The CODM assesses performance for this segment and decides how to allocate resources based on pre-tax net income/(loss) that is reported on the condensed consolidated statement of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. For the three months ended March 31, 2026 and 2025, the segment's revenues and pre-tax net loss were $11,159 and $12,262; and $13,115 and $6,212, respectively. There are no differences between segment revenues, pre-tax net income/(loss) and the Company's consolidated revenues and pre-tax net income/(loss).
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
Significant Segment Expenses
The following significant expenses are regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025: Cost of goods sold $5,955 and $6,032, respectively; Selling, general, and administrative expenses $9,528 and $11,578, respectively; Change in fair value of financial instruments $(8,868) and $(126), respectively; and Depreciation and Amortization $1,678 and $2,449, respectively.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
Reconciliation to Consolidated Financial Statements
As the Company operates as a single reportable segment, the amounts presented above align directly with the consolidated totals in the financial statements.

	For the Three Months Ended March 31,
	2026	2025
Product Revenue	$11,084	$12,187
Service Revenue	75	75
Total Revenue	$11,159	$12,262

Cost of goods sold	5,955	6,032
Gross profit	$5,204	$6,230
Gross profit %	46.6%	50.8%

Selling, general, and administrative expenses	9,528	11,578
Operating loss	$(4,324)	$(5,348)

Change in fair value of financial instruments	(8,868)	(126)
Other income (expense), net	77	(738)
Loss before provision for income taxes	$(13,115)	$(6,212)

Other segment information
Depreciation/Amortization	1,678	2,449
Total assets	70,687	108,023
Long-term liabilities	77,628	68,473
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
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3 "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain members of the Stanley Brothers, who are or were employees of the Company at the time, are the majority shareholders of Stanley Brothers USA. The Company is not obligated to exercise the SBH Purchase Option and as such the unexercised option expired as of March 31, 2026.
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA BioSciences and BAT. AJNA is a botanical drug development company and is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of approximately 2,000,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
March 31, 2026 and December 31, 2025, the remaining note receivable of $8 and $19, respectively, is presented in other assets in the condensed consolidated balance sheets.
On April 6, 2023, the Company and DeFloria entered into a supply agreement in which the Company shall supply raw material that will be used in the development of the new drug. The price charged by the Company is at cost of goods sold level. Similarly, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized $75 and $75 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $1,546 and $1,471 as of March 31, 2026 and December 31, 2025, respectively.
On July 15, 2025, the Company entered into a promissory note, as lender, where the Company loaned $750 to DeFloria. The note and accrued interest is due and payable by DeFloria upon the later of December 31, 2026, or the date the Company shall issue and sell units of a newly-authorized series of preferred units in a bona fide financing transaction to one or more investors for aggregate cash proceeds to DeFloria or any other convertible debt of DeFloria of not less than $10 million. Upon any event of default by DeFloria under the note, which includes DeFloria’s failure to pay amounts within 3 business days of when due and breaches of DeFloria’s obligations pursuant to the note, the Company will be entitled to exercise its rights under the note. The funds were distributed monthly between July and November 2025. The balance of the promissory note including accrued interest as of March 31, 2026 and December 31, 2025 is $805 and $784, respectively.
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
The following discussion and analysis of financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the accompanying notes in this Form 10-Q and the sections entitled "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties, as discussed in the "Cautionary Note Regarding Forward Looking Statements." Future results could differ materially from those discussed below for many reasons, including the risks described in Item 1A—"Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A—"Risk Factors" of this Form 10-Q.
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

The Company's business consists of the farming, manufacturing, marketing, and sales of hemp-derived CBD and botanical-based wellness products. As of March 31, 2026, the Company operated in a single operating and reportable segment, with hemp-derived CBD wellness products making up the majority of the revenue of the Company products. The executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than assessing any lower-level unit of operations in isolation.
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
Recent Developments
With an increased commitment to innovation, Charlotte's Web's mission is to "Unearth the Science of Nature to Revolutionize Wellness," and is evolving its wellness offerings both to strengthen the Company's core leadership in CBD, and extend beyond CBD to include a broader range of botanical-based wellness solutions, including minor cannabinoids. The Company's strategic transformation includes product diversification beyond CBD into functional mushroom, minor cannabinoid, and hemp-derived THC categories. Additionally, the Company has upgraded its eCommerce platform to improve conversion and consumer engagement metrics, and expanded omnichannel distribution across diverse platforms.
The Company launched Brightside™ precision low-dose hemp THC gummies. These products feature proprietary TiME INFUSION® rapid-onset technology, delivering effects in 5-15 minutes versus 1-2 hours for traditional edibles. The product line expanded throughout the year to include Rest & Relax, Focus & Flow, Relieve & Ease, and Brightside Knockout, a THC+CBN formulation for comprehensive sleep support. The Company further expanded its sleep category leadership with the Quiet Sleep functional mushroom gummy, building on the success of CBN Stay Asleep Gummies.
The Company also entered the cognitive wellness segment with CBG Focus & Attention Gummies, offering a plant-based alternative in the growing nootropics category. This diversified botanical wellness portfolio spans hemp-derived THC, minor cannabinoids, and functional mushrooms.

Charlotte's Web achieved significant milestones in vertical integration and cost optimization during 2025. The Company completed full internalization of Brightside™ gummy production, providing multi-million-unit manufacturing capacity with improved quality control and supply chain resilience.
Consistent with prior periods, states continue to adopt new regulations that will impact the Company's ability to sell certain products as currently formulated or packaged in these states. Many of these states have also implemented new THC/CBD limits, age verification, testing, labeling and packaging requirements. The Company continues to assess the business and financial impacts of the new regulations, including steps that can be taken to address the new product formulation, and labeling requirements, as well as costs and potential revenue impacts and anticipated timing for such impacts to the Company in these states.
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
In December 2025, the Company announced that it is planning to participate as a CBD provider supporting the treatment of senior oncology patients under the potential landmark pilot program by the Center for Medicare and Medicaid Innovation ("CMMI"). For the first time, seniors living with cancer could access science-backed CBD products with coverage through some areas of Medicare, creating a new model of care that prioritizes personalization, accessibility, and affordability. Through CMMI, this initiative represents a transformative moment in senior healthcare policy, introducing long-awaited flexibility and optionality for patients and providers seeking therapeutic hemp products. The Company will offer a set of products to address oncology patient needs in 2026 through a secure online healthcare portal. The platform combines eCommerce technology with advanced data security to protect patient and physician information and part of the Company's continued expansion to its already established medical channel business.
On March 30, 2026, the Company announced that it has entered into an agreement to complete a transaction with BAT comprised of two components: (i) amendment and conversion of BAT’s outstanding C$75.3 million convertible debenture, as well as, all accrued interest, into Charlotte’s Web's common shares at a conversion price of C$0.94 per share; and (ii) a concurrent additional equity investment by BAT of $10 million (approximately C$13.6 million at current exchange rates) by way of a private placement at a price equal to the greater of (a) C$0.94 per share, and (b) a dollar amount equal to the maximum discount available pursuant to section 607 of the TSX Company Manual applied to the 5-day volume weighted average price ("VWAP") of the Company’s common shares on the TSX prior to the closing date (collectively, the “Transaction”). The Transaction will result in the issuance of approximately 110 million Charlotte's Web's common shares to BAT and represents a total equity commitment of approximately C$103 million (approximately $75 million). Completion of the Transaction is subject to, among other conditions, TSX and shareholder approval. The Company's shareholders will be asked to approve the Transaction at an annual general and special meeting of the shareholders to be held on or about May 28, 2026
Selected Financial Information

	For the Three Months Ended March 31,
	2026	2025
Total revenues	$11,159	$12,262
Cost of goods sold	5,955	6,032
Gross profit	$5,204	$6,230
Selling, general, and administrative expenses	9,528	11,578
Operating loss	$(4,324)	$(5,348)
Change in fair value of financial instruments	(8,868)	(126)
Other income (expense), net	77	(738)
Income tax benefit (expense)	3	—
Net loss	$(13,115)	$(6,212)
Total assets	$70,687	$108,023
Total liabilities	$85,728	$86,961

Revenue
The majority of the Company's revenue is derived from sales of branded products to consumers via the Company's DTC eCommerce website, and distributors. Service revenue is attributable to the Company and DeFloria entering into Services Agreement pursuant to which the Company is compensated for the provision of certain services to DeFloria.

	Three Months Ended March 31,		% Change
	2026	2025
Product revenue	$11,084	$12,187	(9.1)%
Service revenue	75	75	—%
Total revenue	$11,159	$12,262	(9.0)%
Total revenue for the three months ended March 31, 2026 was $11,159, a decrease of 9.0% compared to the three months ended March 31, 2025. Total product revenue decreased by $1.1 million driven by the Company's decision to shift the majority of the retail business to a more margin-accretive distributor model during the third quarter of 2025.
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
The components of cost of goods sold are as follows:

	Three Months Ended March 31,		% Change
	2026	2025
Inventory expensed to cost of goods sold	2,876	3,731	(22.9)%
Inventory provision, net	—	13	(100.0)%
Other production costs	2,048	1,391	47.2%
Service costs	75	75	—%
Depreciation and amortization	956	822	16.3%
Cost of goods sold	$5,955	$6,032	(1.3)%
Cost of goods sold decreased 1.3% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to the Company's decision to shift the majority of the retail business to a more margin-accretive distributor model. The decrease is partially offset by an increase in variable operating costs in the current period, including startup costs associated with the transition to in-house manufacturing.
Depreciation and amortization expense for the three months ended March 31, 2026 and March 31, 2025 was $1,678 and $2,449, respectively, of which $956 and $822, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $722 and $1,627, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, revenue mix between DTC eCommerce and B2B retail, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.

Gross profit and gross profit margin are as follows:

	Three Months Ended March 31,		% Change
	2026	2025
Gross profit	$5,204	$6,230	(16.5)%
Gross margin	46.6%	50.8%	(8.3)%
Gross profit decreased 16.5% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, gross profit decreased due to an increase in variable startup operating costs in the current period as well as a decrease sales volume.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Three Months Ended March 31,		% Change
	2026	2025
Selling, general, and administrative expenses	$9,528	$11,578	(17.7)%
Total Selling, general, and administrative expenses for the three months ended March 31, 2026 and March 31, 2025 were $9,528 and $11,578, respectively. The 17.7% decrease was primarily attributable to cost cutting measures in personnel costs undertaken by the Company between the comparable periods. These measures included adjusting the size of the workforce to properly align with the revenue scope.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended March 31, 2026 and March 31, 2025 were $722 and $1,627, respectively.
Total research and development expenses expensed to Selling, general, and administrative expense for the three months ended March 31, 2026 and March 31, 2025 were $411 and $503, respectively. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Three Months Ended March 31,		% Change
	2026	2025
Change in fair value of financial instruments	$(8,868)	$(126)	6938.1%
Total change in fair value of financial instruments for the three months ended March 31, 2026 and March 31, 2025 was loss of $8,868 and $126, respectively. For the three months ending March 31, 2026, the change in fair value of financial instruments was primarily due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature, which resulted in a net loss of $8,668, as well as a loss of $200 in the investment of DeFloria. For the three months ending March 31, 2025, the change in fair value of financial instruments was primarily due to a loss of $100 in the investment of DeFloria. The fair value of the Company's embedded derivatives and options are revalued at each reporting date, with changes impacted by variability in the Company's share price and implied debt yields

Liquidity and Capital Resources
The Company’s objective when managing its liquidity and capital resources is to provide sufficient short and long-term liquidity to fund net operating losses and capital expenditures while executing strategic growth plans. In the near to mid-term, it is focused on reducing negative cash flows from operations.
As of March 31, 2026 and December 31, 2025, the Company had total current liabilities of $8,100 and $8,659, respectively, and cash and cash equivalents of $5,198 and $8,035, respectively, to meet its current obligations.
The Company expects a continued cost containment strategy in overall selling, general, and administrative expenses in 2026 as a result of several actions taken over the prior two years. This includes improvements in operating efficiency throughout the business from more efficient technology, and a data-driven reorganization of its revenue and partnering strategies.
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
Specifically, on March 30, 2026, the Company announced that it had entered into an agreement to complete the Transaction with BAT in which BAT, pursuant to which, among other things, upon satisfaction of certain conditions, including TSX and shareholder approval, BAT will make an additional equity investment by BAT of $10 million (approximately C$13.6 million at current exchange rates) by way of a private placement at a price equal to the greater of (a) C$0.94 per share, and (b) a dollar amount equal to the maximum discount available pursuant to section 607 of the TSX Company Manual applied to the 5-day volume weighted average price of the Company’s common shares on the TSX prior to the closing date. Upon completion of the Transaction, approximately $65 million of total debt will be eliminated from the Company's balance sheet, interest on the debenture will stop accruing, and liquidity will increase for near-term operations. The Company would operate with no long-term debt and with a simplified equity structure. The Company's shareholders will be asked to approve the Transaction at the Annual General and Special Meeting of the Shareholders to be held on May 28, 2026.
Cash Flows
Cash Flow from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(2,779)	$(2,768)
For the three months ended March 31, 2026, the cash used in operations increased by less than 1% compared to the three months ended March 31, 2025. The Company has stabilized operating costs over the respective periods.
Cash Flow from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Net cash used in investing activities	$(17)	$(493)
For the three months ended March 31, 2026, the Company has spent minimal amounts on capital expenditures, compared to the three months ended March 31, 2025 in which the Company was finalizing the in-source projects for gummies and topicals.
Cash Flow from Financing Activities

Net cash used by financing activities for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Net cash used in financing activities	$(41)	$—
For the three months ended March 31, 2026, the change was primarily due to the vesting of restricted stock units. There were no vesting of restricted stock units for the three months ended March 31, 2025.
Off-Balance Sheet Arrangements
As of March 31, 2026 and December 31, 2025, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
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
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3 "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain members of the Stanley Brothers, who are or were employees of the Company at the time, are the majority shareholders of Stanley Brothers USA. The Company is not obligated to exercise the SBH Purchase Option and as such the unexercised option expired as of March 31, 2026.
Effective January 5, 2023, the Company entered into a Brand License and Option Agreement with JMS Brands LLC, an entity owned by one of the Stanley Brothers. Pursuant to the Brand License and Option Agreement, the Company licensed certain intellectual property from JMS Brands LLC, for an annual license fee of $500. As of January 5, 2024, the Brand License and Option Agreement has expired.
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA BioSciences and BAT. AJNA is a botanical drug development company and is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of approximately 2,000,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of March 31, 2026 and December 31, 2025, the remaining note receivable of $8 and $19, respectively, is presented in other assets in the condensed consolidated balance sheets.

On April 6, 2023, the Company and DeFloria entered into a supply agreement in which the Company shall supply raw material that will be used in the development of the new drug. The price charged by the Company is at cost of goods sold level. Similarly, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized $75 and $75 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $1,546 and $1,471 as of March 31, 2026 and December 31, 2025, respectively.
On July 15, 2025, the Company entered into a promissory note, as lender, where the Company loaned $750 to DeFloria. The note and accrued interest is due and payable by DeFloria upon the later of December 31, 2026, or the date the Company shall issue and sell units of a newly-authorized series of preferred units in a bona fide financing transaction to one or more investors for aggregate cash proceeds to DeFloria or any other convertible debt of DeFloria of not less than $10 million. Upon any event of default by DeFloria under the note, which includes DeFloria’s failure to pay amounts within 3 business days of when due and breaches of DeFloria’s obligations pursuant to the note, the Company will be entitled to exercise its rights under the note. The funds were distributed monthly between July and November 2025. The balance of the promissory note including accrued interest as of March 31, 2026 and December 31, 2025 is $805 and $784, respectively.
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
Critical Accounting Policies and Estimates
Listed below are the accounting policies and estimates we believe are critical to the Company's financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Please also refer to Note 2 of our notes to condensed consolidated financial statements for a discussion on recently adopted and issued accounting pronouncements.
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
Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the condensed consolidated statements of operations. There were no impairment losses recognized for the three months ended March 31, 2026 and 2025, respectively.
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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2022. The Company has recorded an uncertain tax position as of March 31, 2026 and December 31, 2025. The Company's policy is to recognize interest and penalties on taxes, if any, within the condensed consolidated statement of operations as income tax expense.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and

Chief Financial Officer have concluded that, as of the end of March 31, 2026, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ending March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2025 includes a detailed discussion of our risk factors under the heading "Part I, Item 1A—Risk Factors". There have been no material changes from such risk factors during the quarter ended March 31, 2026. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2025 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits
Documents filed as part of this report.

Exhibit No.	Description	Location
10.1	Subscription Agreement dated March 30, 2026	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Commission on April 1, 2026.
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE'S WEB HOLDINGS, INC.

May 13, 2026	By:	/s/ Erika Lind
(Date)		Erika Lind
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Morachnick	Chief Executive Officer (Principal Executive Officer)	May 13, 2026
William Morachnick

/s/ Erika Lind	Chief Financial Officer (Principal Financial and Accounting Officer)	May 13, 2026
Erika Lind