Form 10-Q
period 2026-06-30
Charlotte's Web Holdings, Inc.
filed 2026-08-13
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 271,291,529 shares of common shares as of August 11, 2026.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2026

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026 (unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$13,988	$8,035
Accounts receivable, net	1,359	811
Inventories, net	16,517	18,022
Prepaid expenses and other current assets	2,738	3,491
Total current assets	34,602	30,359
Property and equipment, net	20,600	22,679
Operating lease right-of-use assets, net	10,941	11,297
Investment in unconsolidated entity	8,300	8,800
Intangible assets, net	737	785
Derivative and other long-term assets	1,209	1,353
Total assets	$76,389	$75,273
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,984	$2,186
Accrued and other current liabilities	4,874	5,053
Lease obligations – current	1,398	1,420
Total current liabilities	8,256	8,659
Converted debenture	—	50,849
Lease obligations	11,657	12,186
Derivative and other long-term liabilities	412	5,618
Total liabilities	20,325	77,312
Commitments and contingencies (Note 7)
Shareholders’ equity (deficit):
Common shares, nil par value; unlimited shares authorized; 270,549,931 and 159,420,141 shares issued and outstanding as of June 30, 2026 and December 31, 2025	1	1
Additional paid-in capital	404,612	329,270
Accumulated deficit	(348,549)	(331,310)
Total shareholders’ equity (deficit)	56,064	(2,039)
Total liabilities and shareholders’ equity (deficit)	$76,389	$75,273
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2026	2025	2026	2025
Revenue	$10,855	$12,806	$22,014	$25,068
Cost of goods sold	5,698	6,816	11,653	12,848
Gross profit	5,157	5,990	10,361	12,220

Selling, general and administrative expenses	9,515	10,062	19,043	21,640
Operating loss	(4,358)	(4,072)	(8,682)	(9,420)

Change in fair value of financial instruments	5,557	(1,543)	(3,311)	(1,669)
Loss from extinguishment of debt	(4,216)	—	(4,216)	—
Other income (expense), net	(1,075)	(675)	(998)	(1,413)
Loss before provision for income taxes	(4,092)	(6,290)	(17,207)	(12,502)
Income tax benefit (expense)	(35)	2	(32)	2
Net loss	$(4,127)	$(6,288)	$(17,239)	$(12,500)

Per common share amounts (Note 10)
Net loss per common share, basic and diluted	$(0.02)	$(0.04)	$(0.10)	$(0.08)

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance—December 31, 2025	159,420,141	$1	$329,270	$(331,310)	$(2,039)
Common shares issued upon vesting of restricted share units, net of withholding	263,812	—	(41)	—	(41)
Share-based compensation	—	—	151	—	151
Net loss		—		(13,112)	(13,112)
Balance— March 31, 2026	159,683,953	$1	$329,380	$(344,422)	$(15,041)
Common shares issued upon vesting of restricted share units, net of withholding	854,335	—	(278)	—	(278)
Exercise of common stock options	67,601	—	22	—	22
Share-based compensation	—	—	506	—	506
Conversion of convertible debenture into common stock	95,281,277	—	64,982	—	64,982
Issuance of common stock by private investment	14,662,765	—	10,000	—	10,000
Net loss		—		(4,127)	(4,127)
Balance—June 30, 2026	270,549,931	$1	$404,612	$(348,549)	$56,064

Balance—December 31, 2024	158,009,541	$1	$328,655	$(301,569)	$27,087
Common shares issued upon vesting of restricted share units, net of withholding	—	—	—	—	—
Share-based compensation	—	—	187	—	187
Net loss		—		(6,212)	(6,212)
Balance—March 31, 2025	158,009,541	$1	$328,842	$(307,781)	$21,062
Common shares issued upon vesting of restricted share units, net of withholding	608,226	—	(25)	—	(25)
Share-based compensation	—	—	180	—	180
Net loss		—		(6,288)	(6,288)
Balance—June 30, 2025	158,617,767	$1	$328,997	$(314,069)	$14,929
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30, (unaudited)
	2026	2025

Cash flows from operating activities:
Net loss	$(17,239)	$(12,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	4,216	—
Change in fair value of financial instruments	3,311	1,669
Depreciation and amortization	3,171	2,961
Convertible debenture and other accrued interest	1,321	1,471
Share-based compensation	657	367
Changes in right-of-use assets	355	950
(Gain)/loss on foreign currency transaction	(190)	2,522
Gain on disposal of assets	—	(2,326)
Other	53	742
Changes in operating assets and liabilities:
Accounts receivable, net	(570)	(760)
Inventories, net	1,520	(311)
Prepaid expenses and other current assets	700	22
Accounts payable, accrued and other liabilities	(94)	(202)
Operating lease obligations	(552)	(1,220)
Other operating assets and liabilities, net	(364)	(171)
Net cash used in operating activities	(3,705)	(6,786)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(50)	(652)
Proceeds from sale of assets	5	113
Net cash used in investing activities	(45)	(539)
Cash flows from financing activities:
Proceeds from issuance of common stock	10,000	—
Other financing activities	(297)	(25)
Net cash provided by (used in) financing activities	9,703	(25)
Net increase (decrease) in cash and cash equivalents	5,953	(7,350)
Cash and cash equivalents —beginning of period	8,035	22,618
Cash and cash equivalents —end of period	$13,988	$15,268
Supplemental disclosures of non-cash investing and financing activities
Conversion of debt to equity	$52,942
Extinguishment of embedded derivatives liability upon debt conversion	8,062
Extinguishment of embedded derivatives asset upon debt conversion	214
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2026 and its results of operations for the three and six months ended June 30, 2026 and 2025, cash flows for the six months ended June 30, 2026 and 2025, and stockholders' equity (deficit) for the three and six months ended June 30, 2026 and 2025. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements. Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
consolidated financial statements and related notes as of and for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 2026.
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
Revenue Recognition
The majority of the Company's revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer eCommerce website, as well as distributors, and healthcare practitioners. The service revenue is due to the Company and DeFloria, Inc. ("DeFloria") entering into a Master Services Agreement ("Services Agreement") in which the Company is compensated for the provision of certain services to DeFloria. Refer to Note 3 for additional disclosure on the DeFloria Service Agreement. The following table sets forth the disaggregation of the Company's revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue	$10,780	$12,731	$21,864	$24,918
Service revenue	75	75	150	150
Total revenue	$10,855	$12,806	$22,014	$25,068
Substantially all of the Company's revenue is earned in the United States.
Recently Adopted Accounting Pronouncements
There are no new accounting pronouncements adopted by the Company that had or may have a material impact on the accompanying unaudited interim condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Other than described below, no new accounting pronouncements issued by the FASB had or may have a material impact on the Company's consolidated financial statements.
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
3. FAIR VALUE MEASUREMENT
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, by level within the fair value hierarchy:

June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Debt interest rate conversion feature	—	—	—	—
Total financial assets	$—	$—	$—	$—

Investment in unconsolidated entity:	$—	$—	$8,300	$8,300

Financial liabilities:
Debt conversion option	$—	$—	$—	$—

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Debt interest rate conversion feature	—	—	211	$211
Total financial assets	$—	$—	$211	$211

Investment in unconsolidated entity:	$—	$—	$8,800	$8,800

Financial liabilities:
Debt conversion option	$—	$5,187	$—	5,187
There were no transfers between levels of the fair value hierarchy and there were no changes in the fair value methodologies during the three and six month periods ended June 30, 2026 and the year ended December 31, 2025.
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
As of June 30, 2026, BAT holds an equity interest in DeFloria in the form of approximately 2,000,000 or 100% preferred units following its $10 million initial investment and has the right to participate in future equity issuances to maintain its pro rata equity position. In 2024, BAT and AJNA invested an additional $5 million and $2 million, respectively, into DeFloria in exchange for a convertible debenture. The Company and AJNA each hold 4,000,000 or approximately 50% , respectively, of DeFloria's voting common units following a 1-10 stock split when DeFloria converted from a Limited Liability Company to a Corporation. The Company's contribution to DeFloria is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data. Additionally, the Company has a

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
supply agreement with DeFloria, under which the Company supplies the oils at cost used to produce and develop the new drug. AJNA's contribution to the entity is laboratory and regulatory services, clinical expertise, and the provision of clinical services. DeFloria used the investments for the clinical development of a hemp botanical Investigational New Drug application and has concluded Phase I clinical development.
Concurrently with the formation of DeFloria, the Company was issued a warrant to purchase 865,052 shares of Class A Common Stock of AJNA for an exercise price of $2.89 per share. Management determined the warrant should be accounted for in accordance with ASC 321, which requires the warrant to be measured at fair value at issuance and subsequently remeasured at fair value each reporting period. All changes from the remeasurement of the warrant were recorded as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of April 2025, the AJNA warrants have expired and as such have no value.
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
The investment has been remeasured at fair value at each reporting date, with changes recognized in condensed consolidated statements of operations as changes in fair value of financial instruments for the period. For the three months ended June 30, 2026 and June 30, 2025, a loss of $300 and $1,100, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. Additionally, for the six months ended June 30, 2026 and June 30, 2025, a loss of $500 and $1,200, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the DeFloria investment represents an investment of $8,300 and $8,800, respectively, within the condensed consolidated balance sheets.
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
The following additional assumptions are used in the model:

	June 30,	December 31,
	2026	2025
Expected term (years)	5.0	5.0
Volatility	96.8%	96.4%
Risk-free interest rate	4.2%	3.7%
Expected dividend yield	—%	—%
Discount for lack of marketability	31.0%	31.0%
Convertible Debt Derivatives
On November 14, 2022, the Company entered into a subscription agreement (the "Subscription Agreement") with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI) (the "Lender" or "BT DE"), providing for the issuance of a $56.8

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
million (C$75.3 million) convertible debenture (the "Convertible Debenture"). The Convertible Debenture was convertible into 19.9% ownership of the Company's common shares at a conversion price of C$2.00 per common share of the Company on the TSX. The Convertible Debenture accrued interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from the plant Cannabis sativa L. as an ingredient in food products and dietary supplements in the United States. The term "federal regulation" is defined as the date that federal laws in the United States permit, authorize or do not prohibit the use of CBD as an ingredient in food products and dietary supplements. Following federal regulation of CBD, the annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture was November 14, 2029 (the "Maturity Date").
On May 28, 2026, the Company completed BT DE comprised of two components: (i) amendment and conversion of BAT’s outstanding C$75.3 million convertible debenture, as well as, all accrued interest, into Charlotte’s Web's common shares at a conversion price of C$0.94 per share; and (ii) a concurrent additional equity investment by BT DE (the "Investment") of $10 million (approximately C$13.9 million at the then applicable exchange rate) by way of a private placement at a price equal to the greater of (a) C$0.94 per share, and (b) a dollar amount equal to the maximum discount available pursuant to section 607 of the TSX Company Manual applied to the 5-day volume weighted average price of the Company’s common shares on the TSX prior to the closing date (collectively, the “Transaction”) provided that the maximum number of Common Shares to be issued to BAT under the Investment would not exceed 14,760,638 common shares of the Company.
On May 28, 2026, the Company and BT DE entered into an amendment and conversion notice for the Convertible Debenture (the "Amendment and Conversion Notice"). Pursuant to the Amendment and Conversion Notice: (i) the conversion price of the Convertible Debenture was reduced from C$2.00 to C$0.94 per share; (ii) the interest conversion price of the Convertible Debenture was amended to C$0.94 per share; and (iii) the applicable threshold for purposes of the Conversion Cap (as defined in the Conversion Debenture) was increased from 19.9% to 40.8%. At the closing and immediately following the effectiveness of the Amendment and Conversion Notice, BT DE converted the principal amount of, and all accrued but unpaid interest on, the Convertible Debenture into 95,281,277 common shares of the Company. As of the closing of the Transaction and upon the conversion of the Convertible Debenture and the Investment, BT DE holds an aggregate of 109,944,042 common shares of the Company, representing approximately 40.6% of the issued and outstanding Common Shares (calculated on a non-diluted basis) of the Company based on 270,549,931 Common Shares issued and outstanding as of May 28, 2026.
The Company initially determined that the debenture was a freestanding financial instrument which included embedded derivatives. The embedded derivatives were bifurcated from the debenture and accounted for separately in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company reviewed the terms of the debenture and identified two material embedded features which required bifurcation under ASC 815: 1) the interest rate conversion feature based on changes in federal regulations, and 2) the debt conversion option to common shares. The debt interest rate conversion feature was classified as a derivative asset and measured at fair value using a probability-weighted income approach. The debt conversion option was classified as a derivative liability and measured at fair value using a Black-Scholes option pricing model.
When a conversion feature has been separated from a convertible debt instrument and accounted for as a derivative liability or asset, there is no equity conversion feature remaining in the debt for accounting purposes. Therefore, while there is a legal conversion of the debt, the derivatives are subject to extinguishment accounting because they are being surrendered in exchange for common shares. As such, the following two derivatives have been extinguished as May 28, 2026.
Debt Interest Rate Conversion Feature
Prior to the amendment and conversion of the Convertible Debenture, the debt interest rate conversion feature was classified as a financial asset and is remeasured at fair value at each reporting date, with changes recognized in condensed consolidated statements of operations as changes in fair value of financial instruments for the period. The use of assumptions for the fair value determination included a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. The debt interest rate conversion feature, if triggered, reduced the stated interest rate of the debenture Convertible Debenture to 1.5% upon federal regulation of CBD in the United States.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
For the three months ended June 30, 2026 and June 30, 2025, a gain of $10 and a loss of $525, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. Additionally, for the six months ended June 30, 2026 and June 30, 2025, a gain of $4 and a loss of $578, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the debt interest rate conversion feature represents a financial asset of $0 and $211, respectively, within Derivative and other long-term assets in the condensed consolidated balance sheets.
The following table provides a roll forward of the fair value of the debt interest rate feature in connection with the conversion of the convertible debenture:

Balance - December 31, 2025	$211
Change in fair value during the period, recognized in change in fair value of financial instruments	4
Foreign currency exchange impact	(1)
Reclassification to equity in connection with extinguishment of debt	(214)
Balance - June 30, 2026	$—
To determine the value of the debt interest rate conversion feature, the Company utilized a probability weighted income approach. This method calculated the present value of the reduced interest accrued on the Convertible Debenture assuming the feature is triggered at a certain time, after accounting for the probability of federal regulation of CBD. This approach is useful when ultimate valuation is based on an unverifiable outcome, such as an event outside of the Company's influence. The following additional assumptions were used in the model:

	May 28,	December 31,
	2026	2025
Stated interest rate	5.0%	5.0%
Adjusted interest rate	1.5%	1.5%
Implied debt yield	14.3%	13.2%
Federal regulation probability	Various	various
Year of event	Various	various
Debt Conversion Option
Prior to the amendment and conversion of the Convertible Debenture, the Lender had the option, at any time before the Maturity Date at no additional consideration, for all or any part of the principal amount to be converted into fully paid and non-assessable common shares. The Company determined that the debt conversion option was an embedded derivative that required bifurcation and was classified as a financial liability within the condensed consolidated balance sheet. The debt conversion option was initially measured at fair value and revalued at each reporting period using the Black-Scholes option pricing model based on Level 2 observable inputs. The assumptions used by the Company were the quoted price of the Company's common shares in an active market, risk-free interest rate, volatility and expected life, and assumed no dividends. Volatility was based on the actual historical market activity of the Company's shares. The expected life was based on the remaining contractual term of the Convertible Debenture and the risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected maturity of the Convertible Debenture.
For the three months ended June 30, 2026 and June 30, 2025, a gain of $5,848 and $83, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. For the six months ended June 30, 2026 and June 30, 2025, a loss of $2,814 and a gain of $162, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the statements of operations. As of June 30, 2026 and December 31, 2025, the debt conversion option represents a financial liability of $0 and $5,187, respectively, within Derivative and other long-term liabilities in the condensed consolidated balance sheets.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
The following table provides a roll forward of the fair value of the debt conversion option feature in connection with the conversion of the convertible debenture:

Balance - December 31, 2025	$5,187
Change in fair value during the period, recognized in change in fair value of financial instruments	2,814
Foreign currency exchange impact	61
Reclassification to equity in connection with extinguishment of debt	(8,062)
Balance - June 30, 2026	$—
The following table provides the assumptions regarding Level 2 fair value measurements inputs at their measurement dates prior to extinguishment upon conversion of the Convertible Debenture as of May 28, 2026:

	May 28,	December 31,
	2026	2025
Expected volatility	91.6%	89.8%
Expected term (years)	3.47	3.9
Risk-free interest rate	4.3%	3.9%
Expected dividend yield	—%	—%
Value of underlying share	C$0.70	C$0.50
Exercise price	C$2.00	C$2.00
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
For the six months ended June 30, 2025, the Company recognized a loss of $52 related to the SBH Purchase Option within change in fair value of financial instruments in the condensed consolidated statements of operations. As of December 31, 2025, the SBH Purchase Option represented a financial asset of $0 within Derivative assets and other long-term assets in the condensed consolidated balance sheets.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
4. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2026	2025
Harvested hemp and seeds	$2,519	$2,212
Raw materials	8,623	10,379
Finished goods	6,451	6,606
	17,593	19,197
Less: inventory provision	(1,076)	(1,175)
Total	$16,517	$18,022
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
The PRA Letter Agreement terminated the MLB Promotional Rights Agreement. As a result of the termination, the license and media rights assets as well as the current and non-current payable previously recorded on the condensed consolidated balance sheets were written off. This write-off resulted in the recognition of a gain of $2,326 which is included in Other income (expense), net within the condensed consolidated statements of operations for the six months ended June 30, 2025. The gain reflects the net impact of the derecognition of related obligation exceeding the carrying value of the associated assets.
6. DEBT
Convertible Debenture
On November 14, 2022, the Company entered into the Subscription Agreement with BT DE Investments, Inc., providing for the issuance of a $56.8 million (C$75.3 million) Convertible Debenture. The Convertible Debenture was denominated in Canadian Dollars ("CAD" or "C$"). The Convertible Debenture was convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per Common Share of the Company. The Convertible Debenture accrued interest at a stated annualized rate of 5% until such time that there was federal regulation permitting the use of CBD as an ingredient in food products and dietary supplements in the United States. Following federal regulation of CBD, the stated annualized rate of interest shall reduce to 1.5%. Interest accrued annually and payable on the maturity date or date of earlier conversion.
On May 28, 2026, the Company completed a transaction with BT DE comprised of two components: (i) amendment and conversion of BAT’s outstanding C$75.3 million Convertible Debenture, as well as, all accrued interest, into Charlotte’s Web's common shares at a

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
conversion price of C$0.94 per share; and (ii) a concurrent additional equity investment by BT DE of $10 million (approximately C$13.9 million at the then applicable exchange rate) by way of a private placement at a price equal to C$0.94 per share, and (b) a dollar amount equal to the maximum discount available pursuant to section 607 of the TSX Company Manual applied to the 5-day volume weighted average price of the Company’s common shares on the TSX prior to the closing date provided that the maximum number of common shares of the Company to be issued to BT DE under the Investment would not exceed 14,760,638 common shares of the Company.
On May 28, 2026, the Company and BT DE entered into the Amendment and Conversion Notice. Pursuant to the Amendment and Conversion Notice: (i) the interest conversion price of the Convertible Debenture was reduced from C$2.00 to C$0.94 per share; (ii) the interest conversion price of the Convertible Debenture was amended to C$0.94 per share; and (iii) the applicable threshold for purposes of the Conversion Cap (as defined in the Convertible Debenture) was increased from 19.9% to 40.8%. At the closing and immediately following the effectiveness of the Amendment and Conversion Notice, BT DE converted the principal amount of, and all accrued but unpaid interest on, the Convertible Debenture into 95,281,277 common shares of the Company. As of the closing of the Transaction and upon the conversion of the Convertible Debenture and the Investments, BT DE holds an aggregate of 109,944,042 common shares of the Company, representing approximately 40.6% of the issued and outstanding Common Shares (calculated on a non-diluted basis) of the Company based on 270,549,931 Common Shares issued and outstanding as of May 28, 2026.
The retirement of the debt obligations was accounted for as an extinguishment of debt. In accordance with applicable accounting standards, the Company recognized $65.0 million in additional paid-in capital in connection with the transaction, including $52.9 million attributable to the fair value of the conversion feature and $12.0 million related to unamortized debt discount. As a result, the Company recognized a loss on extinguishment of debt of $4.2 million, which was recorded in Loss from extinguishment of debt on the Company’s condensed consolidated statements of operations.
Following this conversion, the outstanding balance of the Convertible Debenture and its associated accrued interest represents a zero balance in the Company's condensed consolidated balance sheets statement.
The following is a summary of the Company's convertible debenture as of December 31, 2025:

	As of December 31, 2025
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture	$63,944	$(13,095)	$50,849
The Convertible Debenture, prior to extinguishment, was C$75.3 million per the subscription agreement and translated to USD on the transaction date. For the three months ended June 30, 2026 and June 30, 2025, the Company recognized a foreign currency loss of $498 and $2,600, respectively, related to the net carrying value of the Convertible Debenture within the condensed consolidated statement of operations. Additionally, for the six months ended June 30, 2026 and June 30, 2025, the Company recognized a foreign currency gain of $227 and a loss $2,538, respectively, related to the net carrying value of the Convertible Debenture within the condensed consolidated statement of operations.
As of June 30, 2026 and June 30, 2025, the principal amount of the Convertible Debenture, prior to extinguishment, included $10,378 and $7,549, respectively, of accrued interest expense. The following is a summary of the interest expense and amortization expense, recorded

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
within the condensed consolidated statements of operations, of the Company's convertible debenture for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$528	$749	$1,321	$1,471
Amortization of debt discounts and costs	411	514	999	977
Total interest and amortization expense	$939	$1,263	$2,320	$2,448
7. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of June 30, 2026 there is no litigation pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
8. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 0.7 to 8.7 years, some of which include options to extend the leases for up to five years. Generally, the lease agreements do not include options to terminate the lease.
Maturities of operating lease liabilities as of June 30, 2026 are as follows:

Operating Leases
2026 (6 months remaining)	$1,121
2027	1,898
2028	1,819
2029	1,825
2030	1,851
Thereafter	6,329
Total lease obligation	14,843
Less: Imputed interest	(1,788)
Total lease liabilities	13,055
Less: Current lease liabilities	(1,398)
Total non-current lease liabilities	$11,657
9. SHAREHOLDERS’ EQUITY
As of June 30, 2026 and December 31, 2025, the Company’s share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
Common Shares
As of June 30, 2026 and December 31, 2025, the Company was authorized to issue an unlimited number of common shares, which have no par value.
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
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(4,127)	$(6,288)	$(17,239)	$(12,500)
Weighted-average number of common shares - basic	198,673,161	158,611,084	180,156,332	158,313,655
Dilutive effect of stock options and awards	—	—	—	—
Weighted-average number of common shares - diluted	198,673,161	158,611,084	180,156,332	158,313,655
Loss per common share – basic and diluted	$(0.02)	$(0.04)	$(0.10)	$(0.08)
As of June 30, 2026 and June 30, 2025, potentially dilutive securities include stock options, restricted share units, and common share warrants. As of June 30, 2025, potentially dilutive securities also included convertible debenture conversion rights. When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each period are presented in the table below:

	Three and Six Months Ended June 30,
	2026	2025
Outstanding options	1,857,211	3,238,084
Outstanding restricted share units	5,845,804	5,668,941
Total	7,703,015	8,907,025
For the three and six months ended June 30, 2025, the Company's Convertible Debenture was convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The price of the Company’s common shares did not exceed the conversion price and therefore there was no impact to potential common share diluted EPS during those periods.
On May 28, 2026, the Company entered into an agreement with BAT comprised of two components: (i) amendment and conversion of BAT’s outstanding C$75.3 million Convertible Debenture, as well as, all accrued interest, into Charlotte’s Web's common shares at a conversion price of C$0.94 per share; and (ii) a concurrent additional equity investment by BAT of $10 million (approximately C$13.9 million at the then applicable exchange rates) by way of a private placement at a price equal to the greater of (a) C$0.94 per share, and (b) a dollar amount equal to the maximum discount available pursuant to section 607 of the TSX Company Manual applied to the 5-day volume weighted average price of the Company’s common shares on the TSX prior to the closing date (collectively, the “Transaction”) provided that the maximum number of Common Shares to be issued to BAT under the Investment would not exceed 14,760,638 Common Shares.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
At closing and immediately following the effectiveness of the Amendment and Conversion Notice, BAT converted the principal amount of, and all accrued but unpaid interest on, the Convertible Debenture into 95,281,277 Common Shares. As of the Closing and upon the conversion of the Convertible Debenture and the purchase of the Purchased Shares, BAT holds an aggregate of 109,944,042 Common Shares, representing approximately 40.6% of the issued and outstanding Common Shares (calculated on a non-diluted basis) of the Company based on 270,549,931 Common Shares issued and outstanding as of May 28, 2026.
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
Detail of the number of stock options outstanding for the six months ended June 30, 2026 under the Company's 2015 legacy option plan and the Company's amended 2018 Long-Term Incentive Plan (the "2018 Plan") is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,967,426	$1.04	6.57	$28
Granted	—	—
Exercised	(67,601)	0.32
Forfeited (and expired)	(42,614)	1.20
Outstanding as of June 30, 2026	1,857,211	$1.06	6.05	$4

Exercisable/vested as of June 30, 2026	1,857,211	$1.06	6.05	$4
There were no options granted during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, all outstanding options were fully vested and exercisable.
Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the Company's amended 2018 long term incentive plan (the "2018 Plan"). The restricted share units that are granted vest in accordance with the board-approved agreement, typically over equal installments up to four years. Upon vesting, one share of the Company’s common shares is issued for each restricted share unit awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. There were no shares vested during the three months ended June 30, 2026. The fair value of shares vested during the six months ended June 30, 2026 and 2025 was $238 and $106, respectively.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2025	4,084,117	$0.18
Granted	4,186,205	$0.72
Forfeited	(834,020)	$0.43
Vested	(1,118,147)	$0.21
Shares withheld upon vesting	(472,351)	$0.20
Outstanding as of June 30, 2026	5,845,804	$0.52
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the three months ended June 30, 2026 and 2025 was $506 and $180, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations. Share-based compensation expense for all equity arrangements for the six months ended June 30, 2026 and 2025 was $657 and $367, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations.
As of June 30, 2026, $2,537 of total unrecognized share-based compensation expense related to unvested awards granted to employees is expected to be recognized over a weighted-average period of 2.45 years.
12. INCOME TAXES
The Company reported income tax benefit (expense) of $(35) and $2 for the three months ended June 30, 2026 and 2025, respectively. Additionally, income tax benefit (expense) for the six months ended June 30, 2026 and 2025 was $(32) and $2, respectively. The Company's effective tax rate for the three and six months ended June 30, 2026 was 0.9% and 0.2%, respectively. The Company's effective tax rate for the three and six months ended June 30, 2025 was 0%. The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and six months ending June 30, 2026 and June 30, 2025, respectively, primarily due to state tax payments.
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
The CODM assesses performance for this segment and decides how to allocate resources based on pre-tax income/(loss) that is reported on the condensed consolidated statement of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. For the three months ended June 30, 2026 and 2025, the segment's revenues and pre-tax loss were $10,855 and $12,806; and $4,092 and $6,290, respectively. Additionally, for the six months ended June 30, 2026 and 2025, the segment's revenues and pre-tax loss were $22,014 and $25,068; and $17,207 and $12,502, respectively. There are no differences between segment revenues, pre-tax loss and the Company's consolidated revenues and pre-tax loss.

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
Measure of Segment Profit or Loss and Total Assets: The CODM evaluates performance and allocates resources based on pre-tax income/(loss), as presented in the accompanying financial statements. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Significant Segment Expenses
The following significant expenses are regularly reviewed by the CODM for the three months ended June 30, 2026 and 2025: Cost of goods sold $5,698 and $6,816, respectively; Selling, general, and administrative expenses $9,515 and $10,062, respectively; Change in fair value of financial instruments $5,557 and $1,543, respectively; Loss from extinguishment of debt $4,216 and $—, respectively; and Depreciation and Amortization $1,494 and $512, respectively.
The CODM reviewed the following for the six months ended June 30, 2026 and 2025: Cost of goods sold $11,653 and $12,848, respectively; Selling, general, and administrative expenses $19,043 and $21,640 respectively; Change in fair value of financial instruments $3,311 and $1,669, respectively; Loss from extinguishment of debt $4,216 and $—, respectively; and Depreciation and Amortization $3,171 and $2,961, respectively.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
Reconciliation to Consolidated Financial Statements
As the Company operates as a single reportable segment, the amounts presented above align directly with the consolidated totals in the financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product Revenue	$10,780	$12,731	$21,864	$24,918
Service Revenue	75	75	150	150
Total Revenue	$10,855	$12,806	$22,014	$25,068

Cost of goods sold	5,698	6,816	11,653	12,848
Gross profit	$5,157	$5,990	$10,361	$12,220
Gross profit %	47.5%	46.8%	47.1%	48.7%

Selling, general, and administrative expenses	9,515	10,062	19,043	21,640
Operating loss	$(4,358)	$(4,072)	$(8,682)	$(9,420)

Change in fair value of financial instruments	5,557	(1,543)	(3,311)	(1,669)
Loss from extinguishment of debt	(4,216)	—	(4,216)	—
Other income (expense), net	(1,075)	(675)	(998)	(1,413)
Loss before provision for income taxes	$(4,092)	$(6,290)	$(17,207)	$(12,502)

Other segment information
Depreciation/Amortization			3,171	2,961
Total assets			76,389	87,976
Long-term liabilities			12,069	62,683
14. RELATED PARTY TRANSACTIONS
Effective November 2020, the Company issued a secured promissory note, where $1,000 was loaned to one of the Stanley Brothers. The note receivable was secured by equity instruments with certain of the Stanley Brothers, bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021, which date was subsequently extended. Effective November 13, 2024, the Company entered into a third amendment of the promissory note to extend the maturity date until November 13, 2029. According to the terms of the agreement, no additional interest will accrue through the payment date. The note has been fully reserved for as of June 30, 2026 and December 31, 2025.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3 "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain members of the Stanley Brothers, who are or were employees of the Company at the time, are the majority shareholders of Stanley Brothers USA. The Company was not obligated to exercise the SBH Purchase Option and as such the unexercised option expired as of February 26, 2026.
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA BioSciences and BAT. AJNA is a botanical drug development company and is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of approximately 2,000,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity's voting

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( In thousands, except share, per share, per unit, and number of years)
(unaudited)
common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of June 30, 2026 and December 31, 2025, the remaining note receivable of $0 and $19, respectively, is presented in other assets in the condensed consolidated balance sheets.
On April 6, 2023, the Company and DeFloria entered into a supply agreement in which the Company shall supply raw material that will be used in the development of the new drug. The price charged by the Company is at cost of goods sold level. For the three and six months ended June 30, 2026, the Company recognized $68 in revenue and cost of goods sold, respectively, related to the supply agreement with DeFloria. Similarly, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three and six months ended June 30, 2026, the Company recognized $75 and $150 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $1,689 and $1,471 as of June 30, 2026 and December 31, 2025, respectively.
On July 15, 2025, the Company entered into a promissory note, as lender, where the Company loaned $750 to DeFloria. The note and accrued interest is due and payable by DeFloria upon the later of December 31, 2026, or the date the Company shall issue and sell units of a newly-authorized series of preferred units in a bona fide financing transaction to one or more investors for aggregate cash proceeds to DeFloria or any other convertible debt of DeFloria of not less than $10 million. Upon any event of default by DeFloria under the note, which includes DeFloria’s failure to pay amounts within 3 business days of when due and breaches of DeFloria’s obligations pursuant to the note, the Company will be entitled to exercise its rights under the note. The funds were distributed monthly between July and November 2025. The balance of the promissory note including accrued interest as of June 30, 2026 and December 31, 2025 is $827 and $784, respectively.

On June 4, 2026, the Company entered into a consulting agreement with Jared Stanley, former executive of the Company, and current member of the Board of Directors. In consideration for Mr. Stanley's services, he will receive a bi-weekly fee of $6.

The Management's Discussion and Analysis of Financial Condition and Results of Operations for Charlotte’s Web Holdings, Inc. is also included in the Form 10-Q for the quarter ended June 30, 2026 filed on SEDAR+ on August 13, 2026 in its entirety.

This document (this “MD&A”) contains information under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which has been excerpted from Charlotte’s Web Holdings, Inc.’s (the “Company” or “our”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Second Quarter Report”) filed concurrently with this MD&A on the date hereof on our profile on SEDAR+ at www.sedarplus.ca and on EDGAR at www.sec.gov . This MD&A should be read in conjunction with our Second Quarter Report including Item 1 containing the Company’s unaudited condensed consolidated financial statements and the related notes thereto as well as Item 1 “Business” and Item 1A “Risk Factors”. This MD&A incorporates by reference herein the section entitled “Disclosure Regarding Forward-Looking Statements” and Item 1A “Risk Factors” from our Second Quarter Report. Defined terms used herein but otherwise not defined have the meaning ascribed to them in the Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A—Risk Factors” of this Form 10-Q.

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
BUSINESS OVERVIEW
Charlotte's Web Holdings, Inc. is headquartered in Louisville, Colorado, which conducts the majority of its business in the United States. The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte's Web™, CBD Medic™, and CBD Clinic™. Charlotte's Web premium quality products start with proprietary hemp genetics that are 100% North American farm grown and are then manufactured into hemp extracts containing naturally occurring phytocannabinoids including cannabidiol "CBD", cannabichromene (CBC), cannabigerol ("CBG"), terpenes, flavonoids and other cannabinoids and beneficial hemp compounds. The Company is headquartered in a cGMP compliant facility in Louisville, Colorado, where the Company conducts its production of tinctures, distribution, and quality control activities, as well as research and development ("R&D"). Charlotte's Web product categories include full-spectrum hemp extract oil tinctures (liquid products), gummies, capsules, CBD topical creams and lotions, broad-spectrum botanical CBD, functional mushrooms, and pet products. Charlotte's Web products are distributed to retailers and health care practitioners, and online through the Company's website at www.CharlottesWeb.com. The information provided on the website is not part of this MD&A.

The Company's business consists of the farming, manufacturing, marketing, and sales of hemp-derived CBD and botanical-based wellness products. As of June 30, 2026, the Company operated in a single operating and reportable segment, with hemp-derived CBD wellness products, making up the majority of the revenue of the Company products. The executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than assessing any lower-level unit of operations in isolation.
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
In February, 2025, the Company announced that the U.S. Food and Drug Administration ("FDA") has completed its review of the Phase 1 data and Investigational New Drug ("IND") application submitted by DeFloria. The FDA has concluded that DeFloria may now proceed with its planned FDA Phase 2 clinical trial for its botanical pharmaceutical candidate, AJA001 Oral Solution, a treatment for symptoms of autism spectrum disorder ("ASD"). DeFloria is a collaboration including the Company and AJNA to develop AJA001 as a treatment for irritability associated with autism spectrum disorder. AJA001 employs the Company's proprietary full-spectrum cannabidiol hemp extract derived from one of its patented cultivars.
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
On May 28, 2026, the Company entered into a transaction with BT DE comprised of two components: (i) amendment and conversion of BT DE’s outstanding C$75.3 million Convertible Debenture, as well as, all accrued interest, into Charlotte’s Web's common shares at a conversion price of C$0.94 per share; and (ii) a concurrent additional equity investment by BAT of $10 million (approximately C$13.6 million at the then applicable exchange rate) by way of a private placement (the "Investment") at a price equal of C$0.94 per share (collectively, the "Transaction").
The convertible debenture issued by Charlotte's Web to BAT on November 14, 2022, in the original principal amount of C$75.3 million (US$54.7 million), was amended and converted in full into common shares of Charlotte's Web at a conversion price of C$0.94 per share. The converted amount includes the full principal amount of C$75.3 million together with C$14.2 million (US$10.3 million) in accrued interest, for a total converted amount of C$89.6 million (US$65 million), resulting in the issuance of 95,281,277 common shares to BAT in full and final settlement of the convertible debenture. Concurrently with the debenture conversion, BAT subscribed for an additional private placement of 14,662,765 common shares, for gross proceeds of US$10 million (C$13.8 million). The net proceeds of the cash will be used to support the Company's participation in the anticipated CMMI Medicare pilot program and other medical channel initiatives.
Selected Financial Information

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$10,855	$12,806	$22,014	$25,068
Cost of goods sold	5,698	6,816	11,653	12,848
Gross profit	5,157	5,990	10,361	12,220
Selling, general, and administrative expenses	9,515	10,062	19,043	21,640
Operating loss	(4,358)	(4,072)	(8,682)	(9,420)
Change in fair value of financial instruments	5,557	(1,543)	(3,311)	(1,669)
Loss from extinguishment of debt	(4,216)	—	(4,216)	—
Other income (expense), net	(1,075)	(675)	(998)	(1,413)
Net loss before income taxes	$(4,092)	$(6,290)	$(17,207)	$(12,502)
Total assets			$76,389	$87,976
Total liabilities			$20,325	$73,047

For The Three Months Ended June 30, 2026 and 2025
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC eCommerce website, and distributors. Service revenue is attributable to the Company and DeFloria entering into Services Agreement pursuant to which the Company is compensated for the provision of certain services to DeFloria.

	Three Months Ended June 30,		% Change
	2026	2025
Product revenue	$10,780	$12,731	(15.3)%
Service revenue	75	75	—%
Total revenue	$10,855	$12,806	(15.2)%
Total revenue for the three months ended June 30, 2026 was $10,855, a decrease of 15.2% compared to the three months ended June 30, 2025. Total product revenue was $10,780, representing a 15.3% year over year decrease, driven by the Company's decision to shift the majority of the retail business to a more margin-accretive distributor model during the third quarter of 2025.
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
The components of cost of goods sold are as follows:

	Three Months Ended June 30,		% Change
	2026	2025
Inventory expensed to cost of goods sold	3,042	4,024	(24.4)%
Inventory provision, net	—	(17)	(100.0)%
Other production costs	1,615	1,946	(17.0)%
Service costs	75	75	—%
Depreciation and amortization	966	788	22.6%
Cost of goods sold	$5,698	$6,816	(16.4)%
Cost of goods sold decreased 16.4% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by a $982 or 24.4% reduction in inventory expensed to cost of goods sold, reflecting lower sales volume and improved product and channel mix following the shift of the majority of the retail business to a distributor model in the third quarter of 2025, together with a $331 or 17.0%, decrease in other production costs. These decreases were partially offset by a $178 or 22.6%, increase in depreciation and amortization expensed to cost of goods sold related to insourcing assets placed in service.
Depreciation and amortization expense for the three months ended June 30, 2026 and June 30, 2025 was $1,494 and $512, respectively, of which $966 and $788, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $528 and $276, respectively, was expensed to Selling, general, and administrative expenses.

Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, revenue mix between DTC eCommerce and B2B distributors, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit and gross profit margin are as follows:

	Three Months Ended June 30,		% Change
	2026	2025
Gross profit	$5,157	$5,990	(13.9)%
Gross margin	47.5%	46.8%	1.5%
Gross profit decreased 13.9% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Gross margin improved to 47.5% from 46.8%, an increase of approximately 70 basis points, reflecting improved product and channel mix following the shift of the majority of the retail business to a distributor model in the third quarter of 2025. The margin improvement was achieved notwithstanding higher depreciation expensed to cost of goods sold and the impact of related-party supply sales to DeFloria recorded at zero gross margin to support clinical trials.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Three Months Ended June 30,		% Change
	2026	2025
Selling, general, and administrative expenses	$9,515	$10,062	(5.4)%
Total Selling, general, and administrative expenses for the three months ended June 30, 2026 and June 30, 2025 were $9,515 and $10,062, respectively. The 5.4% decrease was primarily attributable to cost cutting measures undertaken by the company between the comparable periods. The decrease was partially offset by a one-time recovery of amortization expense recognized during the three months ended June 30, 2025 related to the termination of the MLB Promotional Rights Agreement.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended June 30, 2026 and June 30, 2025 were $528 and $276, respectively.
Total research and development costs expensed to Selling, general, and administrative expense for the three months ended June 30, 2026 and June 30, 2025 were $404 and $522, respectively. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing hemp cannabinoid science through research programs that provide a better understanding of the possible therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Three Months Ended June 30,		% Change
	2026	2025
Change in fair value of financial instruments	$5,557	$(1,543)	460.1%
Total change in fair value of financial instruments for the three months ended June 30, 2026 and June 30, 2025 resulted in a gain of $5,557 and a loss of $1,543, respectively. For the three months ending June 30, 2026, the change in fair value of financial instruments was primarily due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature, which resulted in a net gain of $5,858, offset by a loss of $300 in the investment of DeFloria. The change in fair value of financial instruments for the three months ended June 30, 2025 was primarily due to a loss of $1,100 in the investment of DeFloria.
Loss from extinguishment of debt
Total losses from extinguishment of debt are as follows:

	Three Months Ended June 30,		% Change
	2026	2025
Loss from extinguishment of debt	$(4,216)	$—	100%
Total loss from extinguishment of debt for the three months ended June 30, 2026 and June 30, 2025 was $4,216 and $—, respectively. The $4,216 loss from extinguishment of debt for the three months ended June 30, 2026 was due to the conversion of the Company's C$75.3 million Convertible Debenture and accrued interest held by BAT into common shares on May 28, 2026.
For the Six Months Ended June 30, 2026 and 2025
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC eCommerce website, and distributors. Service revenue is attributable to the Company and DeFloria entering into the Services Agreement pursuant to which the Company is compensated for the provision of certain services to DeFloria.

	Six Months Ended June 30,		% Change
	2026	2025
Product revenue	$21,864	$24,918	(12.3)%
Service revenue	150	$150	—%
Total revenue	$22,014	$25,068	(12.2)%
Total revenue for the six months ended June 30, 2026 was $22,014, a decrease of 12.2% compared to the six months ended June 30, 2025.
Total product revenue was $21,864, representing a 12.3% decrease, driven by the Company's decision to shift the majority of the retail business to a more margin-accretive distributor model during the third quarter of 2025.
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

The components of cost of goods sold are as follows:

	Six Months Ended June 30,		% Change
	2026	2025
Inventory expensed to cost of goods sold	5,919	7,755	(23.7)%
Inventory provision, net	—	(4)	(100.0)%
Other production costs	3,663	3,337	9.8%
Service costs	150	150	—%
Depreciation and amortization	1,921	1,610	19.3%
Cost of goods sold	$11,653	$12,848	(9.3)%
Cost of goods sold decreased 9.3% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was primarily driven by a $1,836 or 23.7% reduction in inventory expensed to cost of goods sold, reflecting lower sales volume and improved product and channel mix following the shift of the majority of the retail business to a distributor model in the third quarter of 2025. The decrease was partially offset by a $326 or 9.8%, increase in other production costs, including startup costs associated with the transition to in-house gummy production and expanded product offerings, and a $311 or 19.3%, increase in depreciation and amortization expensed to cost of goods sold.
Depreciation and amortization expense for the six months ended June 30, 2026 and June 30, 2025 was $3,171 and $2,961, respectively, of which $1,921 and $1,610, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $1,250 and $1,351, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC eCommerce and B2B distributors, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit for the six months ended June 30, 2026 and June 30, 2025 is as follows:

	Six Months Ended June 30,		% Change
	2026	2025
Gross profit	$10,361	$12,220	(15.2)%
Gross margin	47.1%	48.7%	(3.3)%
Gross profit decreased 15.2% year-over-year for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, reflecting a 12.2% decrease in revenue. Gross margin declined to 47.1% from 48.7% for the six months ended June 30, 2026, a decrease of approximately 160 basis points, primarily reflecting higher other production costs and higher depreciation and amortization expensed to cost of goods sold as a percentage of a lower revenue base, partially offset by improved product and channel mix.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Six Months Ended June 30,		% Change
	2026	2025
Selling, general, and administrative expenses	$19,043	$21,640	(12.0)%

Total selling, general, and administrative expenses for the six months ended June 30, 2026 and June 30, 2025 were $19,043 and $21,640, respectively. The 12.0% decrease was primarily attributable to cost cutting measures undertaken by the company between the comparable periods. These measures included adjusting the size of the workforce to properly align with the revenue scope.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the six months ended June 30, 2026 and June 30, 2025 were $1,250 and $1,351, respectively.
Total research and development costs expensed to Selling, general, and administrative expense for the six months ended June 30, 2026 and June 30, 2025 were $815 and $1,025, respectively. Research and development expenses primarily include personnel costs related to the Company's R&D science division as well as R&D related projects advancing hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Six Months Ended June 30,		% Change
	2026	2025
Change in fair value of financial instruments	$(3,311)	$(1,669)	98%
Total change in fair value of financial instruments for the six months ended June 30, 2026 and June 30, 2025 resulted in a loss of $3,311 and $1,669, respectively. For the six months ending June 30, 2026, the change in fair value of financial instruments was primarily due to the revaluation of the fair value of the Company's debt conversion option and debt interest rate conversion feature, which resulted in a net loss of $2,811, as well as a loss of $500 in the investment of DeFloria.The change in fair value of financial instruments for the three months ended June 30, 2025 was primarily due to a loss of $1,100 in the investment of DeFloria.
Loss from extinguishment of debt
Total losses from extinguishment of debt are as follows:

	Six Months Ended June 30,		% Change
	2026	2025
Loss from extinguishment of debt	$(4,216)	$—	100%
Total loss from extinguishment of debt for the six months ended June 30, 2026 and June 30, 2025 was $4,216 and $—, respectively. The $4,216 loss from extinguishment of debt for the six months ended June 30, 2026 was due to the conversion of the Company's C$75.3 million Convertible Debenture and accrued interest held by BAT into common shares on May 28, 2026.
Liquidity and Capital Resources
The Company’s objective when managing its liquidity and capital resources is to provide sufficient short and long-term liquidity to fund net operating losses and capital expenditures while executing strategic growth plans. In the near to mid-term, it is focused on reducing negative cash flows from operations.
As of June 30, 2026 and December 31, 2025, the Company had total current liabilities of $8,256 and $8,659, respectively, and cash and cash equivalents of $13,988 and $8,035, respectively, to meet its current obligations.
The Company expects a continued cost containment strategy in overall selling, general, and administrative expenses in 2026 as a result of several actions taken over the prior two years. This includes improvements in operating efficiency throughout the business, from more efficient technology, and a data-driven reorganization of its revenue and partnering strategies.

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
On May 28, 2026, the Company entered into an agreement with BAT comprised of two components: (i) amendment and conversion of BAT’s outstanding C$75.3 million convertible debenture, as well as, all accrued interest, into Charlotte’s Web's common shares at a conversion price of C$0.94 per share; and (ii) a concurrent additional equity investment by BAT of $10 million (approximately C$13.9 million at current exchange rates) by way of a private placement at a price equal to the greater of (a) C$0.94 per share, and (b) a dollar amount equal to the maximum discount available pursuant to section 607 of the TSX Company Manual applied to the 5-day volume weighted average price of the Company’s common shares on the TSX prior to the closing date (collectively, the “Transaction”) provided that the maximum number of Common Shares to be issued to BAT under the Investment would not exceed 14,760,638 Common Shares. The Transaction resulted in the issuance of 109,944,042 common shares to BAT, comprising 95,281,277 common shares issued on conversion of the debenture and accrued interest and 14,662,765 common shares issued under the private placement. BAT holds approximately 40.6% of the issued and outstanding common shares on a non-diluted basis.
Cash Flows
Cash Flow from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 and June 30, 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(3,705)	$(6,786)
For the six months ended June 30, 2026, the decrease in cash used in operations is primarily due to operating cost saving measures implemented during the period.
Cash Flow from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 and June 30, 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
Net cash used in investing activities	$(45)	$(539)
For the six months ended June 30, 2026, the Company has spent minimal amounts on capital expenditures, compared to the six months ended June 30, 2025, in which the Company was finalizing the in-source projects for gummies and topicals.

Net cash provided by (used in) financing activities for the six months ended June 30, 2026 and June 30, 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) financing activities	$9,703	$(25)
For the six months ended June 30, 2026, the change was primarily due to the $10 million proceeds from issuance of common stock related to the conversion of the Company's convertible debenture and accrued interest into common shares on May 28, 2026. For the six months ended June 30, 2025, the change was primarily due to the vesting of restricted stock units.
Off-Balance Sheet Arrangements
As of June 30, 2026 and December 31, 2025, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
Related party transactions
Effective November 2020, the Company issued a secured promissory note, where $1,000 was loaned to one of the Stanley Brothers. The note receivable was secured by equity instruments with certain of the Stanley Brothers, bore interest at 3.25% per annum, and required the unpaid principal and unpaid interest balances to be paid on or before the maturity date of November 13, 2021, which date was subsequently extended. Effective November 13, 2024, the Company entered into a third amendment of the promissory note to extend the maturity date until November 13, 2029. According to the terms of the agreement, no additional interest will accrue through the payment date. The note has been fully reserved for as of June 30, 2026 and December 31, 2025.
On March 2, 2021, the Company entered into the SBH Purchase Option with Stanley Brothers USA as discussed above (Note 3 "Fair Value Measurement"). The SBH Purchase Option was purchased for total consideration of $8,000. Certain members of the Stanley Brothers, who are or were employees of the Company at the time, are the majority shareholders of Stanley Brothers USA. The Company was not obligated to exercise the SBH Purchase Option and as such the unexercised option expired as of February 26,
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA BioSciences and BAT. AJNA is a botanical drug development company and is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of approximately 2,000,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of June 30, 2026 and December 31, 2025, the remaining note receivable of $0 and $19, respectively, is presented in other assets in the condensed consolidated balance sheets.
On April 6, 2023, the Company and DeFloria entered into a supply agreement in which the Company shall supply raw material that will be used in the development of the new drug. The price charged by the Company is at cost of goods sold level. For the three and six months ended June 30, 2026, the Company recognized $68 in revenue and cost of goods sold, respectively, related to the supply agreement with DeFloria. Similarly, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three and six months ended June 30, 2026, the Company recognized $75 and $150 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $1,689 and $1,471 as of June 30, 2026 and December 31, 2025, respectively.

On July 15, 2025, the Company entered into a promissory note, as lender, where the Company loaned $750 to DeFloria. The note and accrued interest is due and payable by DeFloria upon the later of December 31, 2026, or the date the Company shall issue and sell units of a newly-authorized series of preferred units in a bona fide financing transaction to one or more investors for aggregate cash proceeds to DeFloria or any other convertible debt of DeFloria of not less than $10 million. Upon any event of default by DeFloria under the note, which include DeFloria’s failure to pay amounts within 3 business days of when due and breaches of DeFloria’s obligations pursuant to the note, the Company will be entitled to exercise its rights under the note. The funds were distributed monthly between July and November 2025. The balance of the promissory note including accrued interest as of June 30, 2026 and December 31, 2025 is $827 and $784, respectively.
On June 4, 2026, the Company entered into a consulting agreement with Jared Stanley, former executive of the Company, and current member of the Board of Directors. In consideration for Mr. Stanley's services, he will receive a bi-weekly fee of $6.
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

Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the condensed consolidated statements of operations. There were no impairment losses recognized for the three months ended June 30, 2026 and 2025, respectively.
Convertible Debenture
The Company determined that the Convertible Debenture is a freestanding financial instrument, which includes embedded derivatives. The embedded derivatives have been bifurcated from the Convertible Debenture and accounted for separately in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company reviewed the terms of the Convertible Debenture and identified two material embedded features which required bifurcation and separate accounting pursuant to the provisions of ASC 815: 1) the interest rate conversion feature based on changes in federal regulations, and 2) the debt conversion option to common shares. The debt interest rate conversion feature is classified as a derivative asset and measured at fair value using a probability weighted income approach. The debt conversion option is classified as a derivative liability and measured at fair value using a Black-Scholes option pricing model. The Company allocated proceeds first to the derivatives measured at fair value and the residual amount was allocated to the Convertible Debenture. Debt issuance costs are allocated to the Convertible Debenture. The debt issuance costs are presented as a direct reduction from the face value of the debenture and amortized over the stated term of the Convertible Debenture.
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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2022. The Company has recorded an uncertain tax position as of June 30, 2026 and December 31, 2025. The Company's policy is to recognize interest and penalties on taxes, if any, within the condensed consolidated statement of operations as income tax expense.

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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of June 30, 2026, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ending June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2025 includes a detailed discussion of our risk factors under the heading "Part I, Item 1A—Risk Factors." There have been no material changes from such risk factors during the quarter ended June 30, 2026. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2025 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the six months ended June 30, 2026, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits
Documents filed as part of this report

Exhibit No.	Description	Location
10.1*	Subscription Agreement, dated March 30, 2026, by and between Charlotte’s Web Holdings, Inc. and BT DE Investments Inc.	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on April 1, 2026
10.2	Amendment and Conversion Notice date May 28, 2026.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the commission on June 3, 2026
10.3*	Amended and Restated Investor Rights Agreement, dated May 28, 2026, between Charlotte’s Web Holdings, Inc. and BT DE Investments Inc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the commission on June 3, 2026
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Certain identified information has been excluded from the exhibit pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE'S WEB HOLDINGS, INC.

August 13, 2026	By:	/s/ Erika Lind
(Date)		Erika Lind
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Morachnick	Chief Executive Officer (Principal Executive Officer)	August 13, 2026
William Morachnick

/s/ Erika Lind	Chief Financial Officer (Principal Financial and Accounting Officer)	August 13, 2026
Erika Lind