Form 10-Q
period 2026-09-30
Charlotte's Web Holdings, Inc.
filed 2026-11-12
CIK 1750155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2026
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
Common shares, no par value
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had issued and outstanding 271,798,127 shares of common shares as of November 9, 2026.

CHARLOTTE'S WEB HOLDINGS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2026

PART I
Item 1. Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026 (unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$11,364	$8,035
Accounts receivable, net	1,428	811
Inventories, net	15,260	18,022
Prepaid expenses and other current assets	3,324	3,491
Total current assets	31,376	30,359
Property and equipment, net	19,565	22,679
Operating lease right-of-use assets, net	10,696	11,297
Investment in unconsolidated entity	8,400	8,800
Intangible assets, net	713	785
Derivative and other long-term assets	1,686	1,353
Total assets	$72,436	$75,273
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,601	$2,186
Accrued and other current liabilities	4,638	5,053
Lease obligations – current	1,303	1,420
Total current liabilities	7,542	8,659
Convertible debenture	—	50,849
Lease obligations	11,384	12,186
Derivative and other long-term liabilities	433	5,618
Total liabilities	19,359	77,312
Commitments and contingencies (Note 7)
Shareholders’ equity (deficit):
Common shares, nil par value; unlimited shares authorized; 271,291,529 and 159,420,141 shares issued and outstanding as of September 30, 2026 and December 31, 2025	1	1
Additional paid-in capital	405,083	329,270
Accumulated deficit	(352,007)	(331,310)
Total shareholders’ equity (deficit)	53,077	(2,039)
Total liabilities and shareholders’ equity (deficit)	$72,436	$75,273
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2026	2025	2026	2025
Revenue	$9,393	$11,503	$31,407	$36,571
Cost of goods sold	4,990	7,026	16,643	19,874
Gross profit	4,403	$4,477	$14,764	$16,697

Selling, general and administrative expenses	8,097	9,731	27,140	31,371
Operating loss	(3,694)	(5,254)	(12,376)	(14,674)

Change in fair value of financial instruments	100	(1,200)	(3,211)	(2,869)
Loss from extinguishment of debt	—	—	(4,216)	—
Other income (expense), net	159	600	(839)	(813)
Loss before provision for income taxes	(3,435)	(5,854)	(20,642)	(18,356)
Income tax benefit (expense)	(23)	36	(55)	38
Net loss	$(3,458)	$(5,818)	$(20,697)	$(18,318)

Per common share amounts (Note 10)
Net loss per common share, basic and diluted	$(0.01)	$(0.04)	$(0.10)	$(0.12)

See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance—December 31, 2025	159,420,141	$1	$329,270	$(331,310)	$(2,039)
Common shares issued upon vesting of restricted share units, net of withholding	263,812	—	(41)	—	(41)
Share-based compensation	—	—	151	—	151
Net loss				(13,112)	(13,112)
Balance— March 31, 2026	159,683,953	$1	$329,380	$(344,422)	$(15,041)
Common shares issued upon vesting of restricted share units, net of withholding	854,335	—	(278)	—	(278)
Exercise of common shares options	67,601	—	22	—	22
Share-based compensation	—	—	506	—	506
Conversion of convertible debenture into common shares	95,281,277	—	64,982	—	64,982
Issuance of common shares by private investment	14,662,765	—	10,000	—	10,000
Net loss				(4,127)	(4,127)
Balance—June 30, 2026	270,549,931	$1	$404,612	$(348,549)	$56,064
Common shares issued upon vesting of restricted share units, net of withholding	741,598	—	(51)	—	(51)
Share-based compensation	—	—	522	—	522
Net loss				(3,458)	(3,458)
Balance—September 30, 2026	271,291,529	$1	$405,083	$(352,007)	$53,077
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount

Balance—December 31, 2024	158,009,541	$1	$328,655	$(301,569)	$27,087
Common shares issued upon vesting of restricted share units, net of withholding	—	—	—	—	—
Share-based compensation	—	—	187	—	187
Net loss				(6,212)	(6,212)
Balance—March 31, 2025	158,009,541	$1	$328,842	$(307,781)	$21,062
Common shares issued upon vesting of restricted share units, net of withholding	608,226	—	(25)	—	(25)
Share-based compensation	—	—	180	—	180
Net loss				(6,288)	(6,288)
Balance—June 30, 2025	158,617,767	$1	$328,997	$(314,069)	$14,929
Common shares issued upon vesting of restricted share units, net of withholding	518,687	—	(9)	—	(9)
Share-based compensation	—	—	145	—	145
Net loss				(5,818)	(5,818)
Balance—September 30, 2025	159,136,454	$1	$329,133	$(319,887)	$9,247
See Notes to Unaudited Condensed Consolidated Financial Statements

CHARLOTTE’S WEB HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30, (unaudited)
	2026	2025
Cash flows from operating activities:
Net loss	$(20,697)	$(18,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,242	4,650
Loss on extinguishment of debt	4,216	—
Change in fair value of financial instruments	3,211	2,869
Inventory provision	1,365	24
Convertible debenture and other accrued interest	1,321	2,223
Share-based compensation	1,179	512
Changes in right-of-use assets	600	1,348
Other	(95)	(914)
Changes in operating assets and liabilities:
Accounts receivable, net	(694)	191
Inventories, net	1,412	(781)
Prepaid expenses and other current assets	114	(389)
Accounts payable, accrued and other liabilities	(562)	(1,215)
Operating lease obligations	(920)	(1,751)
Other operating assets and liabilities, net	(964)	(695)
Net cash used in operating activities	(6,272)	(12,246)
Cash flows from investing activities:
Purchases of property and equipment and intangible assets	(57)	(650)
Proceeds from sale of assets	5	122
Net cash used in investing activities	(52)	(528)
Cash flows from financing activities:
Proceeds from issuance of common shares	10,000	—
Other financing activities	(347)	(34)
Net cash provided by (used in) financing activities	9,653	(34)
Net increase (decrease) in cash and cash equivalents	3,329	(12,808)
Cash and cash equivalents —beginning of period	8,035	22,618
Cash and cash equivalents —end of period	$11,364	$9,810
Supplemental disclosures of non-cash investing and financing activities
Conversion of debt to equity	52,942
Extinguishment of embedded derivatives liability upon debt conversion	8,062
Extinguishment of embedded derivatives asset upon debt conversion	214

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
The Company's primary products are made from high-quality and proprietary strains of whole-plant hemp extracts containing a full spectrum of phytocannabinoids, terpenes, flavonoids and other hemp compounds. Hemp extracts are produced from the plant Cannabis sativa L. ("cannabis" or "CBD"), and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol ("THC") concentration of not more than 0.3% on a dry weight basis ("hemp"). The Company is engaged in research involving the effectiveness of a broad variety of compounds derived from hemp, as well as other botanical-based wellness products such as functional mushrooms. The Company does not currently produce or sell medical or recreational marijuana or products derived from high-THC cannabis plants, does not have any plans to expand into these products in the near future.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company's financial position as of September 30, 2026 and its results of operations for the three and nine months ended September 30, 2026 and 2025, cash flows for the nine months ended September 30, 2026 and 2025, and stockholders' equity (deficit) for the three and nine months ended September 30, 2026 and 2025. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The unaudited interim condensed consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual consolidated financial statements. Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2025 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 2026.
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
Revenue Recognition
The majority of the Company's revenue is derived from sales of branded products to consumers via the Company's direct-to-consumer eCommerce website, as well as distributors, and healthcare practitioners. The service revenue is due to the Company and DeFloria Inc. ("DeFloria") entering into a Master Services Agreement ("Services Agreement") in which the Company is compensated for the provision of certain services to DeFloria. Refer to Note 14 for additional disclosure on the DeFloria Service Agreement. The following table sets forth the disaggregation of the Company's revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue	9,318	11,428	31,182	36,346
Service revenue	75	75	225	225
Total revenue	$9,393	$11,503	$31,407	$36,571
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 is effective for the Company beginning January 1, 2027. The Company is currently evaluating the effect of adopting this ASU.
3. FAIR VALUE MEASUREMENT
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, by level within the fair value hierarchy:

September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Debt interest rate conversion feature	—	—	—	—
Total financial assets	$—	$—	$—	$—

Investment in unconsolidated entity:	$—	$—	$8,400	$8,400

Financial liabilities:
Debt conversion option	$—	$—	$—	$—

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Debt interest rate conversion feature	—	—	211	$211
Total financial assets	$—	$—	$211	$211

Investment in unconsolidated entity:	$—	$—	$8,800	$8,800

Financial liabilities:
Debt conversion option	$—	$5,187	$—	5,187
There were no transfers between levels of the fair value hierarchy and there were no changes in the fair value methodologies during the three and nine month periods ended September 30, 2026 and the year ended December 31, 2025.
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
As of September 30, 2026, BAT holds an equity interest in DeFloria in the form of approximately 2,000,000 or 100% preferred units following its $10 million initial investment and has the right to participate in future equity issuances to maintain its pro rata equity position. In 2024, BAT and AJNA invested an additional $5 million and $2 million, respectively, into DeFloria in exchange for a convertible debenture. The Company and AJNA each hold 4,000,000 or approximately 50%, respectively, of DeFloria's voting common units following a 1-10 stock split when DeFloria converted from a Limited Liability Company to a Corporation. The Company's contribution to DeFloria is a license permitting the use of certain proprietary hemp intellectual property, including clinical and consumer data.

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
Concurrently with the formation of DeFloria, the Company was issued a warrant to purchase 865,052 shares of Class A Common Shares of AJNA for an exercise price of $2.89 per share. Management determined the warrant should be accounted for in accordance with ASC 321, which requires the warrant to be measured at fair value at issuance and subsequently remeasured at fair value each reporting period. All changes from the remeasurement of the warrant were recorded as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of April 2025, the AJNA warrants have expired and as such have no value.
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
The investment has been remeasured at fair value at each reporting date, with changes recognized in the condensed consolidated statements of operations as changes in fair value of financial instruments for the period. For the three months ended September 30, 2026 and September 30, 2025, a gain of $100 and a loss of $300, respectively, related to the investment in DeFloria, was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. Additionally, for the nine months ended September 30, 2026 and September 30, 2025, a loss of $400 and $1,500, respectively, related to the investment in DeFloria was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the DeFloria investment represents an investment of $8,400 and $8,800, respectively, within the condensed consolidated balance sheets.
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
The following additional assumptions are used in the model:

	September 30,	December 31,
	2026	2025
Expected term (years)	5.0	5.0
Volatility	97.7%	96.4%
Risk-free interest rate	5.1%	3.7%
Expected dividend yield	—%	—%
Discount for lack of marketability	32.0%	31.0%

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
Convertible Debt Derivatives
On November 14, 2022, the Company entered into a subscription agreement (the "Subscription Agreement") with BT DE Investments, Inc. a wholly-owned subsidiary of BAT Group (LSE: BATS and NYSE: BTI) (the "Lender" or "BT DE"), providing for the issuance of a $56.8 million (C$75.3 million) convertible debenture (the "Convertible Debenture"). The Convertible Debenture was convertible into 19.9% ownership of the Company's common shares at a conversion price of C$2.00 per common share of the Company on the TSX. The Convertible Debenture accrued interest at a stated annualized rate of 5% until such time that there is federal regulation permitting the use of cannabidiol, a phytocannabinoid derived from the plant Cannabis sativa L. as an ingredient in food products and dietary supplements in the United States. The term "federal regulation" is defined as the date that federal laws in the United States permit, authorize or do not prohibit the use of CBD as an ingredient in food products and dietary supplements. Following federal regulation of CBD, the annualized rate of interest shall reduce to 1.5%. The maturity date for the debenture was November 14, 2029 (the "Maturity Date").
On May 28, 2026, the Company completed a transaction with BT DE comprised of two components: (i) amendment and conversion of BAT’s outstanding C$75.3 million convertible debenture, as well as, all accrued interest, into the Company's common shares at a conversion price of C$0.94 per share; and (ii) a concurrent additional equity investment by BT DE (the "Investment") of $10 million by way of a private placement at a price equal to C$0.94 per share.
Additionally, the Company and BT DE entered into an amendment and conversion notice for the Convertible Debenture (the "Amendment and Conversion Notice"). Pursuant to the Amendment and Conversion Notice: (i) the conversion price of the Convertible Debenture was reduced from C$2.00 to C$0.94 per share; (ii) the interest conversion price of the Convertible Debenture was amended to C$0.94 per share; and (iii) the applicable threshold for purposes of the Conversion Cap was increased from 19.9% to 40.8%. At the closing and immediately following the effectiveness of the Amendment and Conversion Notice, BT DE converted the principal amount of, and all accrued but unpaid interest on, the Convertible Debenture into 95,281,277 common shares of the Company. As of the closing of the Transaction and upon the conversion of the Convertible Debenture and the Investment, BT DE holds an aggregate of 109,944,042 common shares of the Company, representing approximately 40.6% of the issued and outstanding Common Shares (calculated on a non-diluted basis) of the Company based on 270,549,931 Common Shares issued and outstanding as of May 28, 2026.
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
When a conversion feature has been separated from a convertible debt instrument and accounted for as a derivative liability or asset, there is no equity conversion feature remaining in the debt for accounting purposes. Therefore, while there is a legal conversion of the debt, the derivatives are subject to extinguishment accounting because they are being surrendered in exchange for common shares. As such, the following two derivatives have been extinguished as of May 28, 2026.
Debt Interest Rate Conversion Feature
Prior to the amendment and conversion of the Convertible Debenture, the debt interest rate conversion feature was classified as a financial asset and is remeasured at fair value at each reporting date, with changes recognized in condensed consolidated statements of operations as changes in fair value of financial instruments for the period. The use of assumptions for the fair value determination included a high degree of subjectivity and judgment using unobservable inputs (level 3 on the fair value hierarchy), which results in estimation uncertainty. The debt interest rate conversion feature, if triggered, reduced the stated interest rate of the Convertible Debenture to 1.5% upon federal regulation of CBD in the United States.
For the three months ended September 30, 2025, a gain of $101 related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. Additionally, for the nine months

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
ended September 30, 2026 and September 30, 2025, a gain of $4 and a loss of $477, respectively, related to the debt interest rate conversion feature was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the debt interest rate conversion feature represents a financial asset of $0 and $211, respectively, within Derivative and other long-term assets in the condensed consolidated balance sheets.
The following table provides a roll forward of the fair value of the debt interest rate feature in connection with the conversion of the convertible debenture:

Balance - December 31, 2025	$211
Change in fair value during the period, recognized in change in fair value of financial instruments	4
Foreign currency exchange impact	(1)
Reclassification to equity in connection with extinguishment of debt	(214)
Balance - September 30, 2026	$—
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
Debt Conversion Option
Prior to the amendment and conversion of the Convertible Debenture, the Lender had the option, at any time before the Maturity Date at no additional consideration, for all or any part of the principal amount to be converted into fully paid and non-assessable common shares. The Company determined that the debt conversion option was an embedded derivative that required bifurcation and was classified as a financial liability within the condensed consolidated balance sheet. The debt conversion option was initially measured at fair value and was revalued at each reporting period using the Black-Scholes option pricing model based on Level 2 observable inputs. The assumptions used by the Company were the quoted price of the Company's common shares in an active market, risk-free interest rate, volatility and expected life, and assumed no dividends. Volatility was based on the actual historical market activity of the Company's shares. The expected life was based on the remaining contractual term of the Convertible Debenture and the risk-free interest rate was based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the expected maturity of the Convertible Debenture.
For the three months ended September 30, 2025, a loss of $1,001 related to the debt conversion option was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. For the nine months ended September 30, 2026 and September 30, 2025, a loss of $2,814 and $839, respectively, related to the debt conversion option was recognized as a change in fair value of financial instruments in the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the debt conversion option represents a financial liability of $0 and $5,187, respectively, within Derivative and other long-term liabilities in the condensed consolidated balance sheets.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
The following table provides a roll forward of the fair value of the debt conversion option feature in connection with the conversion of the convertible debenture:

Balance - December 31, 2025	$5,187
Change in fair value during the period, recognized in change in fair value of financial instruments	2,814
Foreign currency exchange impact	61
Reclassification to equity in connection with extinguishment of debt	(8,062)
Balance - September 30, 2026	$—
The following table provides the assumptions regarding Level 2 fair value measurements inputs at their measurement dates prior to extinguishment of the Convertible Debenture as of May 28, 2026:

	May 28	December 31,
	2026	2025
Expected volatility	91.6%	89.8%
Expected term (years)	3.47	3.9
Risk-free interest rate	4.3%	3.9%
Expected dividend yield	—%	—%
Value of underlying share	C$0.70	C$0.50
Exercise price	C$2.00	C$2.00
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
For the nine months ended September 30, 2025, the Company recognized a loss of $52 related to the SBH Purchase Option within change in fair value of financial instruments in the condensed consolidated statements of operations. As of December 31, 2025, the SBH Purchase Option represented a financial asset of $0 within Derivative assets and other long-term assets in the condensed consolidated balance sheets.

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
4. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2026	2025
Harvested hemp and seeds	$2,547	$2,212
Raw materials	8,626	10,379
Finished goods	6,429	6,606
	17,602	19,197
Less: inventory provision	(2,342)	(1,175)
Total inventory	$15,260	$18,022
5. LICENSE AND MEDIA RIGHTS
MLB Promotional Rights Agreement
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
The PRA Letter Agreement terminated the MLB Promotional Rights Agreement. As a result of the termination, the license and media rights assets as well as the current and non-current payable previously recorded on the condensed consolidated balance sheets were written off. This write-off resulted in the recognition of a gain of $2,326 which is included in Other income (expense), net within the condensed consolidated statements of operations, for the nine months ended September 30, 2025. The gain reflects the net impact of the derecognition of related obligation exceeding the carrying value of the associated assets.
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
On May 28, 2026, the Company completed a transaction with BT DE comprised of two components: (i) amendment and conversion of BAT’s outstanding C$75.3 million Convertible Debenture, as well as, all accrued interest, into Charlotte’s Web's common shares at a

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
conversion price of C$0.94 per share; and (ii) a concurrent additional equity investment by BT DE of $10 million by way of a private placement at a price equal to C$0.94 per share.
Additionally, the Company and BT DE entered into the Amendment and Conversion Notice. Pursuant to the Amendment and Conversion Notice: (i) the conversion price of the Convertible Debenture was reduced from C$2.00 to C$0.94 per share; (ii) the interest conversion price of the Convertible Debenture was amended to C$0.94 per share; and (iii) the applicable threshold for purposes of the Conversion Cap (as defined in the Convertible Debenture) was increased from 19.9% to 40.8%. At the closing and immediately following the effectiveness of the Amendment and Conversion Notice, BT DE converted the principal amount of, and all accrued but unpaid interest on, the Convertible Debenture into 95,281,277 common shares of the Company. As of the closing of the Transaction and upon the conversion of the Convertible Debenture and the Investments, BT DE holds an aggregate of 109,944,042 common shares of the Company, representing approximately 40.6% of the issued and outstanding Common Shares (calculated on a non-diluted basis) of the Company based on 270,549,931 Common Shares issued and outstanding as of May 28, 2026.
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
The following is a summary of the Company's convertible debenture as of December 31, 2025:

	As of December 31, 2025
	Principal Amount	Unamortized Debt Discount and Costs	Net Carrying Amount
Convertible Debenture
Convertible debenture due November 2029 (prior to extinguishment)	$63,944	$(13,095)	$50,849
The Convertible Debenture, prior to extinguishment, was C$75.3 million per the subscription agreement and translated to USD on the transaction date. For the three months ended September 30, 2025, the Company recognized a foreign currency a gain of $1,100 related to the net carrying value of the Convertible Debenture within the condensed consolidated statement of operations. Additionally, for the nine months ended September 30, 2026 and September 30, 2025, the Company recognized a foreign currency gain of $227 and a loss of $1,438, respectively, related to the net carrying value of the Convertible Debenture within the condensed consolidated statement of operations.
As of December 31, 2025, the principal amount of the Convertible Debenture, prior to extinguishment, included $9,057 of accrued interest expense. The following is a summary of the interest expense and amortization expense, recorded within the condensed consolidated statements of operations, of the Company's convertible debenture for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$—	$752	$1,321	$2,223
Amortization of debt discounts and costs	—	550	999	1,527
Total interest and amortization expense	$—	$1,302	$2,320	$3,750

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
7. COMMITMENTS AND CONTINGENCIES
Legal Contingencies
From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of September 30, 2026 there is no litigation pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
8. LEASES
The Company has lease arrangements related to office space, warehouse and production space, and land to facilitate agricultural operations. The leases have remaining lease terms of less than 0.42 to 8.42 years, some of which include options to extend the leases for up to five years. Generally, the lease agreements do not include options to terminate the lease.
Maturities of operating lease liabilities as of September 30, 2026 are as follows:

Operating Leases
2026 (3 months remaining)	$564
2027	1,898
2028	1,819
2029	1,825
2030	1,851
Thereafter	6,329
Total lease obligation	14,286
Less: Imputed interest	(1,599)
Total lease liabilities	12,687
Less: Current lease liabilities	(1,303)
Total non-current lease liabilities	$11,384
9. SHAREHOLDERS’ EQUITY
As of September 30, 2026 and December 31, 2025, the Company’s share capital consists of one class of issued and outstanding shares: common shares. The Company is also authorized to issue preferred shares issuable in series. To date, no shares of preferred shares have been issued or are outstanding.
Common Shares
As of September 30, 2026 and December 31, 2025, the Company was authorized to issue an unlimited number of common shares, which have no par value.
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

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
The following table sets forth the computation of basic and dilutive net loss per share attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(3,458)	$(5,818)	$(20,697)	$(18,318)
Weighted-average number of common shares - basic	271,252,414	159,107,206	210,855,379	158,583,107
Dilutive effect of stock options and awards	—	—	—	—
Weighted-average number of common shares - diluted	271,252,414	159,107,206	210,855,379	158,583,107
Loss per common share – basic and diluted	$(0.01)	$(0.04)	$(0.10)	$(0.12)
As of September 30, 2026 and September 30, 2025, potentially dilutive securities include stock options, restricted share units, and common share warrants.As of September 30, 2025, potentially dilutive securities also included convertible debenture conversion rights. When the Company recognizes a net loss from continuing operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per share. The potentially dilutive awards outstanding for each period are presented in the table below:

	Three and Nine Months Ended September 30,
	2026	2025
Outstanding options	1,761,098	3,189,744
Outstanding restricted share units	4,941,143	4,663,762
Total	6,702,241	7,853,506
For the three and nine months ended September 30, 2025, the Company's Convertible Debenture was convertible into 19.9% ownership of the Company’s common shares at a conversion price of C$2.00 per common share of the Company. The price of the Company’s common shares did not exceed the conversion price and therefore there was no impact to potential common share diluted EPS during those periods.
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
Detail of the number of stock options outstanding for the nine months ended September 30, 2026 under the Company's 2015 legacy option plan and the Company's amended 2018 Long-Term Incentive Plan (the "2018 Plan") is as follows:

	Number of Options	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,967,426	$1.04	6.57	$28
Granted	—	—
Exercised	(67,601)	0.32
Forfeited (and expired)	(138,727)	1.06
Outstanding as of September 30, 2026	1,761,098	$1.07	5.80	$—

Exercisable/vested as of September 30, 2026	1,761,098	$1.07	5.80	$—
There were no options granted during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, all outstanding options were fully vested and exercisable.

Restricted share units
The Company has issued time-based restricted share units to certain employees as permitted under the Company's amended 2018 long term incentive plan (the "2018 Plan"). The restricted share units that are granted vest in accordance with the board-approved agreement, typically over equal installments up to four years. Upon vesting, one share of the Company’s common shares is issued for each restricted share unit awarded. The fair value of each restricted share unit granted is equal to the market price of the Company’s shares at the date of the grant. The fair value of shares vested during the nine months ended September 30, 2026 and 2025 was $507 and $278, respectively.
Details of the number of restricted share units outstanding under the 2018 Plan is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2025	4,084,117	$0.18
Granted	4,186,205	$0.72
Forfeited	(834,020)	$0.43
Vested	(1,859,745)	$0.27
Shares withheld upon vesting	(635,414)	$0.28
Outstanding as of September 30, 2026	4,941,143	$0.55

CHARLOTTE’S WEB HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, per unit, and number of years)
(unaudited)
Share-based Compensation Expense
Share-based compensation expense for all equity arrangements for the three months ended September 30, 2026 and 2025 was $522 and $145, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations. Share-based compensation expense for all equity arrangements for the nine months ended September 30, 2026 and 2025 was $1,179 and $512, respectively, included in selling, general and administrative expense in the condensed consolidated statements of operations.
As of September 30, 2026, $2,016 of total unrecognized share-based compensation expense related to unvested awards granted to employees is expected to be recognized over a weighted-average period of 2.23 years.
12. INCOME TAXES
The Company reported income tax benefit (expense) of $(23) and $36 for the three months ended September 30, 2026 and 2025, respectively. Additionally, income tax benefit (expense) for the nine months ended September 30, 2026 and 2025 was of $(55) and $38, respectively. The Company's effective tax rate for the three months ended as of September 30, 2026 and September 30, 2025 was 0.6% and (0.4)%, respectively. The Company's effective tax rate for the nine months ended as of September 30, 2026 and September 30, 2025 was 0.3% and (0.1)%, respectively.
The Company’s effective tax rates differ from the U.S. federal statutory rate of 21% for the three and nine months end September 30, 2026 primarily due to its full valuation allowance. The low effective tax rate is due to minimal state income taxes as well as the naked credit related to the Company's investment in DeFloria.
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
The CODM assesses performance for this segment and decides how to allocate resources based on pre-tax income/(loss) that is reported on the condensed consolidated statement of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. For the three months ended September 30, 2026 and 2025, the segment's revenues and pre-tax loss were $9,393 and $11,503; and $3,435 and $5,854, respectively. Additionally, for the nine months ended September 30, 2026 and 2025, the segment's revenues and pre-tax loss were $31,407 and $36,571; and $20,642 and $18,356, respectively. There are no differences between segment revenues, pre-tax loss and the Company's consolidated revenues and pre-tax net loss.
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
Significant Segment Expenses
The following significant expenses are regularly reviewed by the CODM for the three months ended September 30, 2026 and 2025: Cost of goods sold $4,990 and $7,026, respectively; Selling, general, and administrative expenses $8,097 and $9,731, respectively; Change in fair value of financial instruments gain of $100 and a loss of $1,200, respectively; and Depreciation and Amortization $1,070 and $1,689, respectively.
The CODM reviewed the following for the nine months ended September 30, 2026 and 2025 : Cost of goods sold $16,643 and $19,874, respectively; Selling, general, and administrative expenses $27,140 and $31,371 respectively; Change in fair value of financial instruments a loss of $3,211 and $2,869, respectively; Loss from extinguishment of debt $4,216 and $0, respectively; and Depreciation and Amortization $4,242 and $4,650, respectively.
Reconciliation to Consolidated Financial Statements
As the Company operates as a single reportable segment, the amounts presented above align directly with the consolidated totals in the financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product Revenue	$9,318	$11,428	$31,182	$36,346
Service Revenue	75	75	225	225
Total Revenue	$9,393	$11,503	$31,407	$36,571

Cost of goods sold	4,990	7,026	16,643	19,874
Gross profit	$4,403	$4,477	$14,764	$16,697
Gross profit %	46.9%	38.9%	47.0%	45.7%

Selling, general, and administrative expenses	8,097	9,731	27,140	31,371
Operating loss	$(3,694)	$(5,254)	$(12,376)	$(14,674)

Change in fair value of financial instruments	100	(1,200)	(3,211)	(2,869)
Loss from extinguishment of debt	$—	$—	$(4,216)	$—
Other income (expense), net	159	600	(839)	(813)
Loss before provision for income taxes	$(3,435)	$(5,854)	$(20,642)	$(18,356)

Other segment information
Depreciation/Amortization	1,070	1,689	4,242	4,650
Total assets			72,436	81,599
Long-term liabilities			11,817	63,479

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
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA BioSciences and BAT. AJNA is a botanical drug development company and is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of approximately 2,000,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of September 30, 2026, and December 31, 2025, the remaining note receivable of $0 and $19, respectively is presented in other assets in the condensed consolidated balance sheets.
On April 6, 2023, the Company and DeFloria entered into a supply agreement in which the Company shall supply raw material that will be used in the development of the new drug. The price charged by the Company is at cost of goods sold level. For the nine months ended September 30, 2026 and September 30, 2025, the Company recognized $68 and $641 in revenue and cost of goods sold, respectively, related to the supply agreement with DeFloria. Similarly, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three and nine months ended September 30, 2026, the Company recognized $75 and $225 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. For the three and nine months ended September 30, 2025, the Company recognized $75 and $225 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $1,764 and $1,471 as of September 30, 2026 and December 31, 2025, respectively.
On July 15, 2025, the Company entered into a promissory note, as lender, where the Company loaned $750 to DeFloria. The funds were distributed monthly between July and November 2025. On August 14, 2026, the Company entered into an amended and restated convertible promissory note with DeFloria with an aggregate principal amount of $1,583, which superseded the July 15, 2025 promissory note and incorporated $750 of outstanding principal and $83 of accrued interest under the prior note. The note bears non-compounding interest at the Bank of England Base Rate plus 8%, capped at 14%, and had an initial interest rate of 11.25%. The note is convertible upon certain financings at the lesser of 80% of the applicable financing price or a price based on a $146 million valuation cap. The note is subject to specified maturity and acceleration provisions and may not be prepaid without majority holder consent. As of December 31, 2025 prior to the amendment and restatement of the promissory note, the outstanding balance, including accrued interest, was $784. As of September 30, 2026, following the amendment and restatement of the convertible promissory note, the outstanding balance is $1,303.
On June 4, 2026, the Company entered into a consulting agreement with Jared Stanley, former executive of the Company, and former member of the Board of Directors. In consideration for Mr. Stanley's services, he will receive a bi-weekly fee of $6.

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
BUSINESS OVERVIEW
Charlotte's Web Holdings, Inc., is headquartered in Louisville, Colorado, which conducts the majority of its business in the United States. The Company is a market leader in innovative hemp extract wellness products under a family of brands which includes Charlotte's Web™, CBD Medic™, and CBD Clinic™. Charlotte's Web premium quality products start with proprietary hemp genetics that are 100% North American farm grown and are then manufactured into hemp extracts containing naturally occurring phytocannabinoids including cannabidiol ("CBD"), cannabichromene ("CBC"), cannabigerol ("CBG"), terpenes, flavonoids and other cannabinoids and beneficial hemp compounds. The Company is headquartered in a cGMP compliant facility in Louisville, Colorado, where the Company conducts its production of tinctures, distribution, and quality control activities, as well as research and development ("R&D"). Charlotte's Web product categories include full-spectrum hemp extract oil tinctures (liquid products), gummies, capsules, CBD topical creams and lotions, broad-spectrum botanical CBD, functional mushrooms, and pet products. Charlotte's Web products are distributed to retailers and healthcare practitioners, and online through the Company's website at www.CharlottesWeb.com. The information provided on the website is not part of this MD&A.

The Company's business consists of the farming, manufacturing, marketing, and sales of hemp-derived CBD and botanical-based wellness products. As of September 30, 2026, the Company operated in a single operating and reportable segment, with hemp-derived CBD wellness products, making up the majority of the revenue of the Company. The executive officers reviewed overall operating results in order to assess financial performance and to make resource allocation decisions, rather than assessing any lower-level unit of operations in isolation.
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
Recent Developments
With an increased commitment to innovation, Charlotte's Web's mission is to "Unearth the Science of Nature to Revolutionize Wellness," and is evolving its wellness offerings both to strengthen the Company's core leadership in CBD, and extend beyond CBD to include a broader range of botanical-based wellness solutions, including minor cannabinoids. The Company's strategic transformation includes product diversification beyond CBD into functional mushroom, minor cannabinoid, and hemp-derived THC categories. Additionally, the Company has upgraded its eCommerce platform to improve conversion and consumer engagement metrics, and expanded omnichannel distribution across diverse platforms..
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
In February, 2025, the Company announced that the U.S. Food and Drug Administration ("FDA") has completed its review of the Phase 1 data and Investigational New Drug ("IND") application submitted by DeFloria. The FDA has concluded that DeFloria may proceed with its planned FDA Phase 2 clinical trial for its botanical pharmaceutical candidate, AJA001 Oral Solution, a treatment for symptoms of autism spectrum disorder ("ASD"). DeFloria is a collaboration including the Company and AJNA to develop AJA001 as a treatment for irritability associated with ASD. AJA001 employs the Company's proprietary full-spectrum cannabidiol hemp extract derived from one of its patented cultivars.
In December 2025, the Company announced that it is planning to participate as a CBD provider supporting the treatment of senior patients under the potential landmark pilot program by the Center for Medicare and Medicaid Innovation ("CMMI"). The Substance Access Beneficiary Engagement Incentive ("BEI") permits participating Accountable Care Organizations ("ACOs") to offer eligible hemp-derived products to Medicare beneficiaries, with participating ACOs funding up to $500 per beneficiary annually rather than through Medicare reimbursement. The Company has been engaging with participating ACOs regarding participation and implementation requirements in preparation for 2027. Adoption of the program to date has been limited.
The current product eligibility requirements established by the Centers for Medicare & Medicaid Services ("CMS") accommodate certain of the Company’s full-spectrum products. However, CMS has indicated that its requirements will be adjusted to align with applicable federal law. The timing and extent of future participation by ACOs remain uncertain and may be affected by changes in the federal regulatory framework applicable to hemp-derived products.
On May 28, 2026, the Company completed a transaction with BAT pursuant to which its C$75.3 million (US$54.7 million) convertible debenture, together with C$14.2 million (US$10.3 million) of accrued interest, was converted in full into 95,281,277 common shares at a conversion price of C$0.94 per share. Concurrently, BAT acquired an additional 14,662,765 common shares in a private placement at C$0.94 per share for gross proceeds of US$10.0 million (C$13.8 million). The Company intends to use the net proceeds from the private placement to support its participation in the anticipated CMMI Medicare pilot program and other medical channel initiatives.
On September 2, 2026, the Continuing Appropriations and Extensions Act, 2027 (Public Law 119-103) was signed into law, delaying until December 11, 2026 the effective date of certain federal hemp restrictions enacted under Section 781 of Public Law 119-37. Beginning November 12, 2026, certain restrictions will apply to products containing cannabinoids that are not capable of being naturally produced by the cannabis plant, with the remaining restrictions scheduled to become effective December 11, 2026. Among other provisions, the restrictions scheduled to become effective December 11, 2026 establish a limit of 0.4 milligrams of total THC and similar cannabinoids per container for certain finished hemp-derived cannabinoid products.
Based on the Company’s current assessment, if these provisions become effective as scheduled, certain of the Company’s full-spectrum products would no longer meet the federal definition of hemp, while its broad-spectrum and isolate products are not currently expected to be similarly affected. The Company is evaluating potential product reformulations and other actions to mitigate the potential impact of these restrictions. The extent of the impact will depend on a number of factors, including the final implementation and enforcement of the law, the Company’s ability to reformulate affected products, consumer acceptance of alternative products, and any further legislative or regulatory developments.
Several legislative proposals have been introduced that could modify the federal regulatory framework applicable to hemp-derived products, including the Lawful Hemp Protection Act. The Company continues to engage with policymakers and industry organizations regarding potential regulatory approaches to hemp-derived products. However, there can be no assurance that any pending legislation will be enacted or that the scheduled restrictions will be further modified or delayed.

Selected Financial Information

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$9,393	$11,503	$31,407	$36,571
Cost of goods sold	4,990	7,026	16,643	19,874
Gross profit	4,403	4,477	14,764	16,697
Selling, general, and administrative expenses	8,097	9,731	27,140	31,371
Operating loss	(3,694)	(5,254)	(12,376)	(14,674)
Change in fair value of financial instruments	100	(1,200)	(3,211)	(2,869)
Loss from extinguishment of debt	—	—	(4,216)	—
Other income (expense), net	159	600	(839)	(813)
Net loss before income taxes	$(3,435)	$(5,854)	$(20,642)	$(18,356)
Total assets			$72,436	$81,599
Total liabilities			$19,359	$72,352
For The Three Months Ended September 30, 2026 and 2025
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC eCommerce website, and distributors. Service revenue is attributable to the Company and DeFloria entering into Services Agreement pursuant to which the Company is compensated for the provision of certain services to DeFloria

	Three Months Ended September 30,		% Change
	2026	2025
Product revenue	9,318	11,428	(18.5)%
Service revenue	75	75	—%
Total revenue	$9,393	$11,503	(18.3)%
Total revenue for the three months ended September 30, 2026, was $9,393, a decrease of 18.3% compared to the three months ended September 30, 2025. The decrease in revenue is driven in part by the California hemp restrictions that took effect in July 2026. Revenue in California has begun to recover since the Company reintroduced broad-spectrum products in the state during the latter part of the quarter. Additionally, the decrease reflects the Company’s decisions to reduce lower-margin retail distribution and ongoing online promotional discounting.
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

The components of cost of goods sold are as follows:

	Three Months Ended September 30,		% Change
	2026	2025
Inventory expensed to cost of goods sold	2,343	3,934	(40.4)%
Inventory provision, net	1,365	28	4775.0%
Other production costs	241	2,026	(88.1)%
Service costs	75	75	—%
Depreciation and amortization	966	963	0.3%
Cost of goods sold	$4,990	$7,026	(29.0)%
Cost of goods sold decreased 29.0% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by a $1.6 million or 40.4% reduction in inventory expensed to cost of goods sold, reflecting lower sales volume, operational savings through production insourcing, and improved product and channel mix following the shift of the majority of the retail business to a distributor model in the third quarter of 2025. Additionally, the reduction in cost of goods sold is attributable to a $1.8 million or 88.1% decrease in other production costs driven by supply chain efficiencies and volume related variable costs. These decreases were partially offset by a $1.4 million increase in the inventory provision related to annihilation of aged and obsolete inventory projected in the fourth quarter of 2026.
Depreciation and amortization expense for the three months ended September 30, 2026 and September 30, 2025 was $1,070 and $1,689, respectively, of which $966 and $963, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $104 and $726, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, revenue mix between DTC eCommerce and B2B distributors, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit for the three months ended September 30, 2026 and September 30, 2025 is as follows:

	Three Months Ended September 30,		% Change
	2026	2025
Gross profit	$4,403	$4,477	(1.7)%
Gross margin	46.9%	38.9%	8.0%
Gross profit was $4.4 million or 46.9% of revenue for the three months ended September 30, 2026, compared to $4.5 million, or 38.9% of revenue for the three months ended September 30, 2025. Gross margin improved to 46.9% from 38.9%, reflecting improved product and channel mix, insourcing savings, and reduced promotional discounts. The margin improvement was achieved notwithstanding a $1.4 million addition to the inventory reserve.
Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Three Months Ended September 30,		% Change
	2026	2025
Selling, general, and administrative expenses	$8,097	$9,731	(16.8)%

Total Selling, general, and administrative expenses for the three months ended September 30, 2026 and September 30, 2025 were $8,097 and $9,731, respectively. The 16.8% decrease was primarily attributable to a reduction in initial debt amortization cost as a result of the debt conversion in the second quarter of 2026, as well as lower investment in paid media costs.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the three months ended September 30, 2026 and September 30, 2025 were $104 and $726, respectively. The decrease was due to the write-off of the remaining initial debt amortization costs as a result of the debt conversion.
Total research and development costs expensed to Selling, general, and administrative expense for the three months ended September 30, 2026 and September 30, 2025 were $456 and $475, respectively. Research and development expenses primarily include personnel costs related to our R&D science division as well as R&D related projects advancing hemp cannabinoid science through research programs that provide a better understanding of the possible therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Three Months Ended September 30,		% Change
	2026	2025
Change in fair value of financial instruments	$100	$(1,200)	108.3%
Total change in fair value of financial instruments for the three months ended September 30, 2026 and September 30, 2025 was a gain of $100 and a net loss of $1,200, respectively. For the three months ended September 30, 2026, the change in fair value was due to a gain on the Company's investment in DeFloria. For the three months ended September 30, 2025, the change in fair value was primarily due to the revaluation of the Company's debt conversion option and debt interest rate conversion feature, resulting in a net loss of $900.
For the Nine Months Ended September 30, 2026 and 2025
Revenue
The majority of the Company’s revenue is derived from sales of branded products to consumers via the Company’s DTC eCommerce website, and distributors. Service revenue is attributable to the Company and DeFloria entering into the Services Agreement pursuant to which the Company is compensated for the provision of certain services to DeFloria.

	Nine Months Ended September 30,		% Change
	2026	2025
Product revenue	$31,182	$36,346	(14.2)%
Service revenue	225	225	—%
Total revenue	$31,407	$36,571	(14.1)%
Total revenue for the nine months ended September 30, 2026 was $31,407, a decrease of 14.1% compared to the nine months ended September 30, 2025.
Total product revenue for the nine months ended September 30, 2026 was $31,182, representing a 14.2% decrease compared to the nine months ended September 30, 2025. The decrease reflects the Company’s decisions to reduce lower-margin retail distribution and ongoing online promotional discounting, in addition to the California hemp restrictions that took effect in July 2026.
Service revenue for the nine months ended September 30, 2026 and September 30, 2025 was $225, respectively, and was related to the DeFloria Master Services Agreement in which the Company is compensated for certain services to DeFloria.

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
The components of cost of goods sold are as follows:

	Nine Months Ended September 30,		% Change
	2026	2025
Inventory expensed to cost of goods sold	8,261	11,689	(29.3)%
Inventory provision, net	1,365	24	5587.5%
Other production costs	3,904	5,363	(27.2)%
Service costs	225	225	—%
Depreciation and amortization	2,888	2,573	12.2%
Cost of goods sold	$16,643	$19,874	(16.3)%
Cost of goods sold decreased 16.3% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily driven by a $3.4 million or 29.3% reduction in inventory expensed to cost of goods sold, reflecting lower sales volume, operational savings through production insourcing, and improved product and channel mix following the shift of the majority of the retail business to a distributor model in the third quarter of 2025. Together with a $1.5 million or 27.2% decrease in other production costs driven by supply chain efficiencies and volume related variable costs. These decreases were partially offset by a $1.4 million increase in the inventory provision related to annihilation of aged and obsolete inventory projected for the fourth quarter of 2026.
Depreciation and amortization expense for the nine months ended September 30, 2026 and September 30, 2025 was $4,242 and $4,650, respectively, of which $2,888 and $2,573, respectively, was expensed to cost of goods sold. The remaining depreciation and amortization expenses of $1,354 and $2,077, respectively, was expensed to Selling, general, and administrative expenses.
Gross Profit
The primary factors that can impact gross profit margins include the volume of products sold, the mix of revenue between DTC eCommerce and B2B distributors, product sales mix, promotional and sales discount rate, manufacturing spend, transportation costs, and changes in inventory provisions.
Gross profit for the nine months ended September 30, 2026 and September 30, 2025 is as follows:

	Nine Months Ended September 30,		% Change
	2026	2025
Gross profit	$14,764	$16,697	(11.6)%
Gross margin	47.0%	45.7%	1.3%
Gross profit decreased 11.6% year-over-year for the nine months ended September 30, 2026. Gross margin improved to 47.0% from 45.7%, reflecting improved product and channel mix, insourcing savings, and reduced promotional discounts. The margin improvement was achieved notwithstanding a $1.4 million addition to the inventory reserve.

Selling, General, and Administrative Expenses
Total Selling, general, and administrative expenses are as follows:

	Nine Months Ended September 30,		% Change
	2026	2025
Selling, general, and administrative expenses	$27,140	$31,371	(13.5)%
Total selling, general, and administrative expenses for the nine months ended September 30, 2026 and September 30, 2025 were $27,140 and $31,371, respectively. The 13.5% decrease was primarily attributable to cost cutting measures undertaken by the Company between the comparable periods. These measures included adjusting the size of the workforce to properly align with revenue.
Depreciation and amortization expensed to Selling, general, and administrative expenses for the nine months ended September 30, 2026 and September 30, 2025 were $1,354 and $2,077, respectively. The decrease was due to the write-off of the remaining initial debt amortization costs as a result of the debt conversion.
Total research and development costs expensed to Selling, general, and administrative expense for the nine months ended September 30, 2026 and September 30, 2025 were $1,271 and $1,500, respectively. Research and development expenses primarily include personnel costs related to the Company's R&D science division as well as R&D related projects advancing hemp cannabinoid science through research programs that provide a better understanding of the therapeutic uses of cannabinoids.
Total Change in Fair Value of Financial Instruments
Total change in fair value of financial instruments is as follows:

	Nine Months Ended September 30,		% Change
	2026	2025
Change in fair value of financial instruments	$(3,211)	$(2,869)	11.9%
Total change in fair value of financial instruments for the nine months ended September 30, 2026 and September 30, 2025 was a loss of $3,211 and $2,869, respectively. For the nine months ended September 30, 2026, the change in fair value of financial instruments was primarily due to the revaluation of the Company's debt conversion option and debt interest rate conversion feature, which resulted in a net loss of $2,811, as well as a $400 loss on the Company’s investment in DeFloria. For the nine months ended September 30, 2025, the change in fair value of financial instruments was primarily due to $1,500 loss on the Company’s investment in DeFloria and a $839 loss related to the change in fair value of the Company’s debt conversion option.
Loss from extinguishment of debt
Total losses from extinguishment of debt are as follows:

	Nine Months Ended September 30,		% Change
	2026	2025
Loss from extinguishment of debt	$(4,216)	$—	100%
Total loss from extinguishment of debt for the nine months ended September 30, 2026 and September 30, 2025 was $4,216 and $0, respectively. The $4,216 loss from extinguishment of debt for the nine months ended September 30, 2026 was due to the conversion of the Company's C$75.3 million Convertible Debenture and accrued interest held by BAT into common shares on May 28, 2026.

Liquidity and Capital Resources
The Company’s objective when managing its liquidity and capital resources is to provide sufficient short and long-term liquidity to fund net operating losses and capital expenditures while executing strategic growth plans. In the near to mid-term, it is focused on reducing negative cash flows from operations.
As of September 30, 2026 and December 31, 2025, the Company had total current liabilities of $7,542 and $8,659, respectively, and cash and cash equivalents of $11,364 and $8,035, respectively, to meet its current obligations.
The Company expects a continued cost containment strategy in overall selling, general, and administrative expenses in the remainder of 2026 as a result of several actions taken over the prior two years. This includes improvements in operating efficiency throughout the business, reductions in media cost, more efficient technology, and a data-driven reorganization of its revenue and partnering strategies.
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
On May 28, 2026, the Company completed a transaction with BAT that included the conversion of BAT’s C$75.3 million convertible debenture and accrued interest into common shares at C$0.94 per share and an additional $10 million equity investment by BAT through a private placement. The transaction eliminated the outstanding convertible debenture and resulted in $10 million of additional equity proceeds to the Company. In connection with the transaction, the Company issued 109,944,042 common shares to BAT, after which BAT held approximately 40.6% of the Company’s issued and outstanding common shares on a non-diluted basis.
Cash Flows
Cash Flow from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(6,272)	$(12,246)
For the nine months ended September 30, 2026, the decrease in cash used in operations is primarily due to operating cost saving measures implemented during the period.
Cash Flow from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
Net cash used in investing activities	$(52)	$(528)

For the nine months ended September 30, 2026, the Company has spent minimal amounts on capital expenditures as the project to in-source topical and gummy production was completed.
Cash Flow from Financing Activities
Net cash provided by (used) in financing activities for the nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) financing activities	$9,653	$(34)
For the nine months ended September 30, 2026, the change was primarily due to the $10 million proceeds from the issuance of common shares related to the conversion of the Company's convertible debenture and accrued interest into common shares on May 28, 2026. For the nine months ended September 30, 2025, the change was primarily due to the vesting of restricted stock units.
Off-Balance Sheet Arrangements
As of September 30, 2026 and December 31, 2025, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.
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
On April 6, 2023, the Company jointly formed an entity, DeFloria, with AJNA BioSciences and BAT. AJNA is a botanical drug development company and is partially owned and was co-founded by a member of the Stanley Brothers. BAT holds an equity interest in the entity in the form of approximately 2,000,000 preferred units following its $10 million investment and has the right to participate in future equity issuances to maintain its pro rata equity position. The Company and AJNA each hold 4,000,000 of the entity's voting common units (Note 3). Effective May 1, 2023, the Company entered into an 8% interest bearing note receivable with DeFloria for the sale of lab equipment in the amount of $170. The principal and interest of the note receivable will be paid in 36 monthly installments. As of September 30, 2026, and December 31, 2025, the remaining note receivable of $0 and $19, respectively is presented in other assets in the condensed consolidated balance sheets.
On April 6, 2023, the Company and DeFloria entered into a supply agreement in which the Company shall supply raw material that will be used in the development of the new drug. The price charged by the Company is at cost of goods sold level. For the nine months ended September 30, 2026 and September 30, 2025, the Company recognized $68 and $641 in revenue and cost of goods sold, respectively, related to the supply agreement with DeFloria. Similarly, on February 12, 2024, the Company and DeFloria entered into a separate master services agreement pursuant to which the Company will be compensated for the provision of certain services to DeFloria. For the three and nine months ended September 30, 2026, the Company recognized $75 and $225 in revenue and cost of goods sold, respectively, related to the service agreement with DeFloria. Additionally, the Company has an accounts receivable balance due from DeFloria of $1,764 and $1,471 as of September 30, 2026 and December 31, 2025, respectively.

On July 15, 2025, the Company entered into a promissory note, as lender, where the Company loaned $750 to DeFloria. The funds were distributed monthly between July and November 2025. On August 14, 2026, the Company entered into an amended and restated convertible promissory note with DeFloria with an aggregate principal amount of $1,583, which superseded the July 15, 2025 promissory note and incorporated $750 of outstanding principal and $83 of accrued interest under the prior note. The note bears non-compounding interest at the Bank of England Base Rate plus 8%, capped at 14%, and had an initial interest rate of 11.25%. The note is convertible upon certain financings at the lesser of 80% of the applicable financing price or a price based on a $146 million valuation cap. The note is subject to specified maturity and acceleration provisions and may not be prepaid without majority holder consent. As of December 31, 2025 prior to the amendment and restatement of the promissory note, the outstanding balance, including accrued interest, was $784. As of September 30, 2026, following the amendment and restatement of the convertible promissory note, the outstanding balance is $1,303.
On June 4, 2026, the Company entered into a consulting agreement with Jared Stanley, former executive of the Company, and former member of the Board of Directors. In consideration for Mr. Stanley's services, he will receive a bi-weekly fee of $6.
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

Impairment of Long-Lived Assets
The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. Impairment losses are recorded in selling, general, and administrative expense in the condensed consolidated statements of operations. There were no impairment losses recognized for the three and nine months ended September 30, 2026 and 2025, respectively.
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
The Company accounts for uncertainties in income taxes under ASC Topic 740, which prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. With respect to any tax positions that do not meet the recognition threshold, a corresponding liability, including interest and penalties, is recorded in the condensed consolidated financial statements. The Company may be subject to examination by tax authorities where the Company conducts operations. The earliest income tax year that may be subject to examination is 2023. The Company has recorded an uncertain tax position as of September 30, 2026 and December 31, 2025. The Company's policy is to recognize interest and penalties on taxes, if any, within the condensed consolidated statement of operations as income tax expense.

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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of September 30, 2026, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2025 includes a detailed discussion of our risk factors under the heading "Part I, Item 1A—Risk Factors." There have been no material changes from such risk factors during the quarter ended September 30, 2026. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10-K for the year ended December 31, 2025 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of the Company's directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits
Documents filed as part of this report

Exhibit No.	Description	Location
10.1*	Amended and Restated Convertible Promissory Note, dated August 14, 2026, issued by DeFloria Inc. in favor of Charlotte’s Web Holdings, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-56364) filed with the U.S. Securities and Exchange Commission on August 20, 2026.
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Certain identified information has been excluded from the exhibit pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLOTTE'S WEB HOLDINGS, INC.

November 12, 2026	By:	/s/ Erika Lind
(Date)		Erika Lind
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Morachnick	Chief Executive Officer (Principal Executive Officer)	November 12, 2026
William Morachnick

/s/ Erika Lind	Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2026
Erika Lind